Form 10-K
period 2009-12-31
Pebblebrook Hotel Trust
filed 2010-03-24
CIK 1474098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST

Maryland	27-1055421
(State of Incorporation or Organization)	(IRS Employer Identification No.)

2 Bethesda Metro Center, Suite 1530
Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

240-507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

The aggregate market value of the 20,119,800 common shares of beneficial interest held by non-affiliates of the registrant was $442,836,798 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of December 31, 2009.

The number of common shares of beneficial interest outstanding as of March 22, 2010 was 20,343,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2010) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Pebblebrook Hotel Trust

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including its acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	the Company’s dependence on third-party managers of its hotels, including its inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	the possible failure of the Company to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the other factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

Accordingly, there is no assurance that our expectations will be realized. Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The “Company,” “we” or “us” means Pebblebrook Hotel Trust, a Maryland real estate investment trust, and one or more of its subsidiaries (including Pebblebrook Hotel, L.P., or our operating partnership), or, as the context may require, Pebblebrook Hotel Trust only or our operating partnership only.

PART I

Item 1.	Business

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, recently organized to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major coastal markets, which we believe present significant barriers to entry for new hotel supply and are likely to experience the most robust recovery in meeting and room-night demand as the U.S. economy improves. On December 14, 2009 we raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares of beneficial interest (“common shares”). We had no business activity prior to our initial public offering and we do not own any properties as of March 24, 2010. As a newly formed company, we have no operating history and our assets consist only of cash and cash equivalents and short-term investments made with the net proceeds of our initial public offering and concurrent private placement.

Substantially all of our assets are held by, and all of our operations will be conducted through Pebblebrook Hotel L.P. (our “Operating Partnership”). We are the sole general partner of our Operating Partnership. At December 31, 2009 we owned 100 percent of the Operating Partnership. We intend to elect and qualify to be taxed as a real estate investment trust (“REIT”), for federal income tax purposes, commencing with our short taxable year ended December 31, 2009. For us to qualify as a REIT under the Internal Revenue Code of 1986, or the Code, we cannot operate the hotels we acquire. Therefore, our Operating Partnership and its subsidiaries will lease our hotel properties to our to be formed taxable REIT subsidiary (“TRS”) lessees who will in turn engage eligible independent contractors to manage our hotels. Each of these lessees will be treated as a TRS for federal income tax purposes and will be consolidated into our financial statements for accounting purposes. However, since both our Operating Partnership and our TRS lessees are controlled by us, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of our TRS lessees will be subject to taxation like other regular C corporations, which will reduce our funds from operations and the cash otherwise available for distribution to our shareholders.

Industry Overview

Since August 2008, the U.S. lodging industry has experienced substantial declines in fundamentals as a result of the global recession and its adverse impact on business and leisure travel. Lodging demand decreased on a year-over-year basis in 2008 and 2009, while supply has risen as hotel properties that were under development before the financial crisis continues to be completed. As a result of falling demand, increasing supply and deteriorating average rates, room revenue per available room (“RevPAR”) decreased by 16.7 percent in 2009 and is expected to decrease by 3.2 percent in 2010, according to Smith Travel Research.

As a result of the financial distress, lack of financing, severe recession and declining operating fundamentals over the past two years, many previously planned new hotel developments have been abandoned and the number of rooms under construction and in planning has declined and is expected to decline further over the next several years. Accordingly, new room supply growth is projected by Smith Travel Research to be just 1.8 percent in 2010 and 1.0 percent in 2011, significantly below the 2.2 percent annual average from 1988 to 2009. We believe this below-average projected supply growth is due to scarcity of financing for hotel properties and operating fundamentals that do not generate adequate returns on the cost of new hotel construction. We believe that declining new room supply growth will create an environment favorable for future increases in hotel occupancy, average daily rates (“ADR”) and room revenue per available room.

Business Objectives and Strategies

We intend to invest in hotel properties located primarily in major U.S. cities, such as Boston, New York, Washington, D.C., Chicago, Los Angeles, and San Francisco, with an emphasis on the major coastal markets. We believe these markets have significant barriers to entry and will experience the most robust recovery in meeting and room-night demand as the U.S. economy improves. In addition, we may invest in resort properties located near our primary urban target markets, as well as in select destination markets such as Hawaii, south Florida and southern California. We intend to focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. In addition, we may seek to acquire branded, upscale, select-service hotels in our primary urban target markets. The full-service hotels on which we intend to focus our investment activity generally will have restaurant, lounge and meeting facilities and other amenities, as well as high service levels. The select-service hotels in which we may invest generally will not have comprehensive business meeting or banquet facilities and will have limited food and beverage outlets. We believe our target markets, including the coastal cities and resort markets, are characterized by significant barriers to entry and that long-term room-night demand and ADR growth of these types of hotels will likely continue to outperform the national average, as they have historically.

We will utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition, and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

•	premier locations, facilities and other competitive advantages not easily replicated;

•	significant barriers to entry in the market, such as scarcity of development sites, regulatory hurdles, high per room development costs and long lead times for new development;

•	acquisition price at a significant discount to replacement cost;

•	properties not subject to long-term management contracts with hotel management companies;

•	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

•	opportunities to implement value-added operational improvements; and

•	strong demand growth characteristics supported by favorable demographic indicators.

Although the upper upscale segment of the lodging industry has been more severely impacted in the recent recession than in previous downturns, we believe that as the U.S. economy begins to stabilize and generate positive GDP growth, upper upscale full-service hotels and resorts and upscale select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry as historically RevPAR performance at these hotels has outperformed the broader U.S. hotel industry during periods of recovery. Hotel developers’ inability to source construction financing over the past 18 to 24 months creates an environment in which minimal new lodging supply is expected to be added through at least 2012. We believe that as transient and group travel rebounds, existing supply will accommodate incremental room-night demand allowing hotel owners to grow occupancy and ultimately increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize on the growth in various customer segments including business transient, leisure transient, and group and convention room-night demand.

We generally intend to enter into flexible management contracts with third-party hotel management companies for the operation of our hotels that will provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so, and will align our operators with our objective of generating the highest return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to opportunistically sell hotels if we believe sales proceeds may be invested in hotel properties that offer more attractive risk-adjusted returns. Initially, we do not intend to engage in significant development or redevelopment of hotel properties. However, we do expect to engage in partial redevelopment and repositioning of certain properties, as we seek to maximize the financial performance of the hotels that we acquire. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. Over the long-term, we may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding rooms, meeting facilities or other amenities.

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. We do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property.

Financing Strategies

While our declaration of trust does not limit the amount of indebtedness we may incur, we expect to maintain a low-leverage capital structure and intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred shares to not more than 4.5x our earnings before income taxes, depreciation and amortization, or EBITDA, for the 12-month period preceding the incurrence of such debt or the issuance of such preferred shares. Over time, we intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt may include mortgage debt secured by our hotel properties and unsecured debt.

We anticipate arranging and utilizing a revolving credit facility to fund future acquisitions (following investment of the net proceeds of our initial public offering and concurrent private placement), as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under any such credit facility from time to time with periodic common and preferred equity issuances, long-term debt financings and cash flows from operations. No assurance can be given that we will be able to obtain a credit facility.

Generally, we do not expect to incur debt, pursuant to a revolving credit facility or otherwise, until we have invested substantially all of the net proceeds of our initial public offering and the concurrent private placement, other than possibly assuming debt in connection with a hotel acquisition. If we assume debt in connection with our initial hotel acquisitions, our debt level could temporarily exceed the general limitation described above. In measuring our debt for purposes of our general debt limitation, we will utilize “net” debt, which is the principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred shares less the amount of our cash.

When purchasing hotel properties, we may issue limited partnership interests in our Operating Partnership as full or partial consideration to sellers.

Competition

We expect to compete for hotel investment opportunities with institutional investors, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our target markets. Some of these entities may have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.

The hotel industry is highly competitive. Hotels we acquire will compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels will operate will include competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and RevPAR of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

Depending on a hotel’s location and market, operations for the hotel may be seasonal in nature. In general, many hotels maintain higher occupancy and average daily rates during the second and third calendar quarters. Seasonality experienced by our hotels may cause fluctuations in our quarterly operating profits. To the extent that our cash flow from operations is insufficient during any quarter to fund distributions to our equity holders or meet other cash needs due to temporary or seasonal fluctuations in revenue, we expect to use cash on hand or borrowings under our anticipated revolving credit facility to make distributions.

Governmental Environmental Regulations

The hotel properties that we acquire will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We expect to obtain “Phase I environmental site assessments,” or ESAs, on each hotel property prior to acquiring it. However, these ESAs may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

As a result, we may become subject to material environmental liabilities of which we are unaware. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities on us, or (2) the environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Tax Status

We intend to elect REIT status with the filing of our initial Real Estate Investment Trust tax return due with extension on or before September 15, 2010. As a result, we are not generally subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our shareholders. Under the Code Sections 856 through 860, REITs are subject to numerous organizational and operational requirements, including requirements with respect to the nature of our gross income and assets and to generally distribute at least 90 percent of REIT taxable income each year. We will be subject to federal income tax on our taxable income at the regular corporate rates if we fail to qualify as a REIT for tax purposes in any taxable year, or to the extent we distribute less than 100 percent of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise, and property taxes. For us to qualify as a REIT under the Internal Revenue Code of 1986, or the Code, we cannot operate the hotels we acquire. Therefore, our Operating Partnership and its subsidiaries will lease our hotel properties to our TRS lessees who will in turn engage eligible independent contractors to manage our hotels. Each of these lessees will be treated as a TRS for federal income tax purposes and will be consolidated into our financial statements for accounting purposes. However, since both our operating partnership and our TRS lessees are controlled by us, our principal source of funds on a consolidated basis will be from the operations of our hotels. The earnings of our TRS lessees will be subject to taxation like other regular C corporations.

Employees

As of March 22, 2010, we had ten employees. None of our employees are represented by a collective bargaining agreement.

Available Information

Our Internet website is located at www.pebblebrookhotels.com. Copies of the charters of the committees of our board of trustees, our code of ethics, our code of business conduct and ethics, and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission, or SEC, including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330. Information on our website should not be deemed to be a part of this Annual Report on Form 10-K or incorporated into any other filings we make.

Item 1A.	Risk Factors

Our business is subject to numerous risks. Our results of operations depend upon many factors including our ability to implement our business strategy, the availability of opportunities to acquire assets, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions, and general economic conditions.

The following discussion concerns some of the risks associated with our business. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect the value of our common shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K in these risk factors and elsewhere, you should carefully review the section entitled “Cautionary Statement About Forward-Looking Statements.”

Risks Related to Our Business and Properties

We have no operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders.

We were organized in October 2009 and had our initial public offering in December 2009. We have no operating history and have no agreements to acquire any hotel properties. Our ability to make or sustain distributions to our shareholders will depend on many factors, including our ability to identify attractive acquisition opportunities that satisfy our investment strategy, our success in consummating acquisitions on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, the real estate market and the economy. We will face competition in acquiring attractive hotel properties. The value of the hotel properties that we acquire may decline substantially after we purchase them. We may not be able to successfully operate our business or implement our operating policies and investment strategy successfully. Furthermore, we may not be able to generate sufficient operating cash flow to pay our operating expenses and make distributions to our shareholders.

As a newly formed company, we are subject to the risks of any newly established business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which could have a material adverse effect on our business and our operating results.

We have not yet identified any specific hotel properties to acquire and our short-term investments may provide lower net returns.

Prior to the full investment of the net offering proceeds in hotel properties, we intend to invest the net proceeds in interest-bearing short-term, investment grade securities or money-market accounts which are consistent with our intention to qualify as a REIT. These investments are expected to provide a lower net return than we will seek to achieve from our investments in hotel properties. We may not be able to identify hotel investments that meet our investment criteria, we may not be successful in completing any investment we identify and our investments may not produce acceptable, or any, returns. We may be unable to invest the proceeds on acceptable terms, or at all.

Our cash and cash equivalents and short term investments are maintained in a limited number of financial institutions and the funds in those institutions may not be fully or federally insured.

We maintain cash balances in a limited number of financial institutions. However, our cash balances are generally in excess of federally insured limits. The failure or collapse of one or more of these financial institutions may materially adversely affect our ability to recover our cash balances.

We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.

We depend on the efforts and expertise of our President and Chief Executive Officer, as well as our other executive officers, to execute our business strategy. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.

Our senior executive officers have broad discretion to make investments, and they may make investments where the returns are substantially below expectations or which result in net operating losses.

Our senior executive officers have broad discretion, within the general investment criteria established by our board of trustees, to invest the net proceeds of this offering and the concurrent private placement and to determine the timing of such investments. In addition, our investment policies may be revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with expectations.

We intend to invest primarily in the upper upscale segment of the lodging market which is highly competitive and generally subject to greater volatility than most other market segments and could negatively affect our profitability.

The upper upscale segment of the hotel business is highly competitive. Our hotel properties will compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. There are many competitors in the upper upscale segment, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and room rates. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the relatively high fixed costs of operating upper upscale hotels.

Failure of the lodging industry to exhibit improvement may adversely affect the operating results of the hotels we acquire and our ability to execute our business strategy.

A substantial part of our business strategy is based on our expectation that lodging industry fundamentals will improve as forecast by industry analysts, which project that RevPAR growth will turn positive in 2011, thereby improving profitability. There can be no assurance as to whether, or when, lodging industry fundamentals will in fact improve or to what extent they will improve. In the event conditions in the industry do not improve when and as we expect, or deteriorate, the operating results of hotels we acquire and our ability to execute our business strategy may be impaired.

Our returns could be negatively impacted if the third-party management companies that will operate our hotels do not manage our hotel properties effectively.

Since federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we will not operate any hotel properties we acquire. Instead, we will lease substantially all of our hotel properties to subsidiaries that qualify as TRSs, under applicable REIT laws, and our TRS lessees will retain third-party managers to operate our hotels pursuant to management contracts. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees to hotels that compete with hotel properties that we acquire, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests.

We will not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we may not be able to force the management company to change its method of operating our hotels. We generally will attempt to resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. We can only seek redress if a management company violates the terms of the applicable management contract with a TRS lessee, and then only to the extent of the remedies provided for under the terms of the management contract. Additionally, in the event that we need to replace any management company, we may be required by the terms of the management contract to pay substantial termination fees and may experience significant disruptions at the affected hotels.

Restrictive covenants in our management contracts could preclude us from taking actions with respect to the sale or refinancing of a hotel property that would otherwise be in our best interest.

Although we currently intend to enter into flexible management contracts that will provide us with the ability to replace our hotel managers on relatively short notice, we may enter into management contracts that contain some restrictive covenants or acquire properties subject to existing management contracts that do not allow such flexibility. For example, the terms of some management contracts may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management contract and meets specified other conditions. If we enter into any such management contracts, or acquire properties with such terms, we may be precluded from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.

Our TRS lessee structure will subject us to the risk of increased hotel operating expenses.

Our leases with our TRS lessees will require our TRS lessees to pay us rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessees’ ability to pay us rent due under the leases, including but not limited to the increases in: wage and benefit costs; repair and maintenance expenses; energy costs; property taxes; insurance costs; and other operating expenses. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Our hotels operated under franchise agreements will be subject to risks arising from adverse developments with respect to the franchise brand and to costs associated with maintaining the franchise license.

We expect that many of our hotel properties will operate under franchise agreements, and that we will be subject to the risks associated with concentrating hotel investments in several franchise brands. These risks include reductions in business following negative publicity related to one of the brands or the general decline of a brand.

The maintenance of the franchise licenses for branded hotel properties will be subject to the franchisors’ operating standards and other terms and conditions. Franchisors will periodically inspect hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our TRS lessees or one of our third-party management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license is cancelled due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel property. As a condition of maintaining a franchise license, a franchisor could require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.

If a franchisor terminates the franchise license or the license expires, we may try either to obtain a suitable replacement franchise or to operate the hotel without a franchise license. The loss of a franchise license could materially and adversely affect the operations and the underlying value of the hotel property because of the loss of associated name recognition, marketing support and centralized reservation system provided by the franchisor and adversely affect our revenues. This loss of revenue could in turn adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Our ability to make distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.

To qualify for taxation as a REIT, we will be required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.

We may use a portion of the net proceeds from our initial public offering and the concurrent private placement to make distributions to our shareholders, which would, among other things, reduce our cash available to invest in hotel properties and may reduce the returns on your investment in our common shares.

Prior to the time we have fully invested the net proceeds of our initial public offering and the concurrent private placement, we may fund distributions to our shareholders out of the net proceeds of these offerings, which would reduce the amount of cash we have available to invest in hotel properties and may reduce the returns on your investment in our common shares. The use of these net proceeds for distributions to shareholders could adversely affect our financial results. In addition, funding distributions from the net proceeds of these offerings may constitute a return of capital to our shareholders, which would have the effect of reducing each shareholder’s tax basis in our common shares.

If we cannot obtain financing, our growth will be limited.

To qualify for taxation as a REIT, we will be required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures will be limited. After investing the net proceeds of our initial public offering and the concurrent private placement, we do not expect to have a significant amount of debt, including debt that may be assumed in connection with a hotel acquisition. Although our business strategy contemplates future access to debt financing (including an anticipated revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Recent events in the financial markets have had an adverse impact on the credit markets and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available, and many banks are either unable or unwilling to provide new asset based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets — in particular with respect to real estate or lodging industry finance — materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

Future debt service obligations could adversely affect our overall operating results, may require us to sell hotel properties, may jeopardize our qualification as a REIT and could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.

Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. Although we intend to limit the sum of the outstanding principal amount of our consolidated indebtedness and the liquidation preference of any outstanding preferred shares to not more than 4.5x our EBITDA for the 12-month period preceding the incurrence of new debt or the issuance of preferred shares, our board of trustees may modify or eliminate this limitation at any time without the approval of our shareholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that our cash flow from operations will be insufficient to make required payments of principal and interest, our debt may increase our vulnerability to adverse economic and industry conditions, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes, the terms of any refinancing will not be as favorable as the terms of the debt being refinanced, and the use of leverage could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.

If we violate covenants in future agreements relating to indebtedness that we may incur, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.

Any joint venture investments that we make could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We may co-invest in hotels in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity. In this event, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments through partnerships, joint ventures, or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt, fail to fund their share of required capital contributions, make dubious business decisions or block or delay necessary decisions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or trustees from focusing their time and effort on our business. Consequently, action by, or disputes with, partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

Unanticipated expenses and insufficient demand for hotels in new geographic markets could adversely affect our profitability and our ability to make distributions to our shareholders.

As part of our business strategy, we may acquire or develop hotel properties in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with the brand of that particular hotel. As a result, we may have to incur costs relating to the opening, operation and promotion of such hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than other hotel properties we may acquire, while at the same time, we may incur substantial additional costs with such hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our financial condition and results of operations.

Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.

In order to avoid any actual or perceived conflicts of interest with our trustees, officers or employees, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our activities. Although under this policy the approval of a majority of our disinterested trustees will be required to approve any transaction, agreement or relationship in which any of our trustees, officers or employees has an interest, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.

We may from time to time make distributions to our shareholders in the form of our common shares which could give rise to non-cash taxable income to our shareholders.

To the extent that, in respect of any calendar year, cash available for distribution is less than our REIT taxable income, we could make distributions or a portion of the required distributions in the form of a taxable share distribution or distribution of debt securities and shareholders may recognize non-cash taxable income. In addition, we might be required to sell assets or borrow funds to make distributions.

Risks Related to Investments in Mortgage Loans

Our strategy of acquiring outstanding debt secured by a hotel or resort property may expose us to risks of costs and delays in acquiring the underlying property.

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can ultimately foreclose or otherwise acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire is in default.

Risks Related to the Lodging Industry

Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.

The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we intend to lease the hotel properties that we expect to acquire. The current global economic downturn has led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.

We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how severe or prolonged the global economic downturn will be or how severe or prolonged the lodging industry downturn will be. After we have invested in one or more hotel properties, a further extended period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Our operating results and ability to make distributions to our shareholders may be adversely affected by various operating risks common to the lodging industry.

We plan to own hotel properties which have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. A typical office property owner, for example, has long-term leases with third-party tenants, which provides a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, will not enter into a lease with a hotel manager. Instead, our TRS lessees will engage the hotel manager pursuant to a management contract and will pay the manager a fee for managing the hotel. The TRS lessees will receive all the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at the hotel for only a few nights, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.

In addition, our hotel properties will be subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at the hotel properties we acquire;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•	unforeseen events beyond our control, such as terrorist attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors could reduce the net operating profits of our TRS lessees, which in turn could adversely affect our financial condition, results of operations, the market price of our common shares, and our ability to make distributions to our shareholders.

Competition for acquisitions may reduce the number of properties we can acquire.

We expect to compete for investment opportunities with entities that may have substantially greater financial resources than we have. These entities generally may be able to accept more risk than we can prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.

The seasonality of the lodging industry may cause fluctuations in our quarterly revenues that cause us to borrow money to fund distributions to our shareholders.

The lodging industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues after we have invested in one or more hotel properties. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to our shareholders.

The cyclical nature of the lodging industry may cause the returns from our investments to be less than we expect.

The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry fundamentals, and overbuilding has the potential to further exacerbate the negative impact of an economic recession. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. Although we believe that cyclical supply growth peaked in late 2008 to early 2009, and that lodging demand will begin to rebound in late 2010 to early 2011, no assurances can be given that this will prove to be the case. After we have invested in one or more hotel properties, a continued decline in lodging demand beyond late 2010 to early 2011, or a continued growth in lodging supply, could result in continued deterioration in lodging industry fundamentals and returns that are substantially below expectations, or result in losses, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Due to our expected concentration in hotel investments, a downturn in the lodging industry would adversely affect our operations and financial condition.

Our entire business will be hotel-related. Therefore, a downturn in the lodging industry, in general, and the segments and markets in which we operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Capital expenditure requirements at our properties may be costly and require us to incur debt, postpone improvements, reduce distributions or otherwise adversely affect the results of our operations and the market price of our common shares.

Some of the hotel properties we acquire may have a need for renovations and capital improvements at the time of acquisition and all the hotel properties we acquire will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors of hotel properties that we acquire will also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, if we incur indebtedness, as we intend to do in the future, our lenders will likely require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

•	possible environmental problems;

•	construction cost overruns and delays;

•	the possibility that revenues will be reduced while rooms or restaurants are out of service due to capital improvement projects;

•	a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and

•	uncertainties as to market demand or a loss of market demand after capital improvements have begun.

The costs of renovations and capital improvements could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Hotel and resort development and redevelopment is subject to timing, budgeting and other risks that may adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Though not currently intended to be a primary focus of our initial investment strategy, we may engage in hotel development and redevelopment if suitable opportunities arise. Hotel development and redevelopment involves a number of risks, including risks associated with:

•	construction delays or cost overruns that may increase project costs;

•	the receipt of zoning, occupancy and other required governmental permits and authorizations;

•	development costs incurred for projects that are not pursued to completion;

•	acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;

•	the negative impact of construction on operating performance during and soon after the construction period;

•	the ability to raise capital; and

•	governmental restrictions on the nature or size of a project.

We cannot assure you that any development or redevelopment project will be completed on time or within budget. Our inability to complete a project on time or within budget could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

The increasing use of Internet travel intermediaries by consumers may reduce our revenues.

We expect that some of our hotel rooms will be booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that will operate the hotels we acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, room revenues may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.

We may be adversely affected by increased use of business related technology which may reduce the need for business related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.

Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.

Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be determined but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.

The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand.

The widespread outbreak of infectious or contagious disease in the U.S., such as the H1N1 virus, could reduce travel and adversely affect the hotel industry generally and our business in particular.

Uninsured and underinsured losses could result in a loss of capital.

We intend to maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will be available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, and losses from terrorist activities may not be insurable or may not be economically insurable. Initially, we may not obtain terrorism insurance on the hotel properties we acquire because it is too costly. However, lenders may require such insurance and our failure to obtain such insurance could constitute a default under loan agreements.

In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full current market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.

The hotel properties that we acquire may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will likely seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Noncompliance with environmental laws and regulations could subject us to fines and liabilities which could adversely affect our operating results.

Our hotel properties will be subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

As a result, we may become subject to material environmental liabilities. We can make no assurances that future laws or regulations will not impose material environmental liabilities or that the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

Compliance with the Americans with Disabilities Act could require us to incur substantial costs.

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers, and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.

In June 2008, the Department of Justice proposed a substantial number of changes to the Accessibility Guidelines under the ADA. In January 2009, President Obama suspended final publication and implementation of these regulations, pending a comprehensive review by his administration. If implemented as proposed, the new guidelines could cause some of our hotel properties to incur costly measures to become fully compliant.

If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected.

General Risks Related to the Real Estate Industry

Illiquidity of real estate investments could significantly impede our ability to sell hotels or otherwise respond to adverse changes in the performance of our hotel properties.

Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.

We may decide to sell hotel properties in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a hotel property.

We may be required to expend funds to correct defects or to make improvements before a hotel property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements. In acquiring a hotel property, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of the hotel properties or a need for liquidity could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Increases in property taxes would increase our operating costs, reduce our income, and adversely affect our ability to make distributions to our shareholders.

Each of our hotel properties will be subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations, and our ability to make distributions to our shareholders could be materially and adversely affected and the market price of our common shares could decline.

The costs of compliance with or liabilities under environmental laws could significantly reduce our profitability.

Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, an owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:

•	our lack of knowledge of the contamination;

•	the timing of the contamination;

•	the cause of the contamination; or

•	the party responsible for the contamination of the property.

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties, as described below in “Our Business — Governmental Environmental Regulations.”

Certain hotel properties we may own in the future may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained, and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.

Although we expect to obtain ESAs on hotel properties we acquire in the future, ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs; and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.

The presence of hazardous substances on a property may limit our ability to sell the property on favorable terms or at all, and we may incur substantial remediation costs. The discovery of material environmental liabilities at our properties could subject us to unanticipated significant costs, which could significantly reduce our profitability and the cash available for distribution to our shareholders.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of the properties in our portfolio may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or health concerns arise.

Any mortgage debt obligations we incur will expose us to increased risk of property losses to foreclosure, which could adversely affect our financial condition, cash flow and ability to satisfy our other debt obligations and make distributions to our shareholders.

Incurring mortgage debt increases our risk of property losses, because any defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our shareholders of that income.

In addition, any default under our mortgage debt obligations may increase the risk of our default on other indebtedness. If this occurs, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.

Risks Related to Our Organization and Structure

Provisions of our declaration of trust may limit the ability of a third party to acquire control of us by authorizing our board of trustees to authorize issuances of additional securities.

Our declaration of trust authorizes our board of trustees to issue up to 500,000,000 common shares and up to 100,000,000 preferred shares. In addition, our board of trustees may, without shareholder approval, amend our declaration of trust to increase the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue and to classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of trustees may authorize the issuance of additional shares or establish a series of common or preferred shares that may have the effect of delaying or preventing a change in control of our company, including transactions at a premium over the market price of our shares, even if shareholders believe that a change of control is in their interest.

Provisions of Maryland law may limit the ability of a third party to acquire control of us by requiring our board of trustees or shareholders to approve proposals to acquire our company or effect a change of control.

Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special appraisal rights and special shareholder voting requirements on these combinations; and

•	“control share” provisions that provide that our “control shares” (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition”

(defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

By resolution of our board of trustees, we have opted out of the business combination provisions of the MGCL and provided that any business combination between us and any other person is exempt from the business combination provisions of the MGCL, provided that the business combination is first approved by our board of trustees (including a majority of trustees who are not affiliates or associates of such persons). Pursuant to a provision in our bylaws, we have opted out of the control share provisions of the MGCL. However, our board of trustees may by resolution elect to opt in to the business combination provisions of the MGCL and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL in the future.

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

The ownership limitations in our declaration of trust may restrict or prevent shareholders from engaging in certain transfers of our common shares.

In order for us to qualify as a REIT for each taxable year after 2009, no more than 50 percent in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. To assist us in qualifying as a REIT, our declaration of trust contains a share ownership limit. Generally, any of our shares owned by affiliated owners will be added together for purposes of the share ownership limit.

If anyone transfers shares in a way that would violate the share ownership limit or prevent us from qualifying as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires shares in violation of the share ownership limit or the other restrictions on transfer in our declaration of trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.

In addition, these ownership limitations may prevent an acquisition of control of us by a third party without our board of trustees’ approval, even if our shareholders believe the change of control is in their interest.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit shareholders’ recourse in the event of actions not in their best interests.

Under Maryland law, generally, a trustee’s actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to fund the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.

Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

Our declaration of trust provides that a trustee may be removed only for cause (as defined in our declaration of trust) and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Our declaration of trust also provides that vacancies on our board of trustees may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements prevent shareholders from removing trustees except for cause and with a substantial affirmative vote and from replacing trustees with their own nominees and may prevent a change in control of our company that is in the best interests of our shareholders.

The ability of our board of trustees to change our major policies without the consent of shareholders may not be in shareholders’ interest.

Our board of trustees determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to shareholders. Our board may amend or revise these and other policies and guidelines from time to time without the vote or consent of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

We have entered into agreements with each of our executive officers that requires us to make payments in the event the officer’s employment is terminated by us without cause, by the officer for good reason or under certain circumstances following a change of control of our company.

The agreements that we have entered into with our executive officers provide benefits under certain circumstances that could make it more difficult for us to terminate these officers and may prevent or deter a change of control of our company that would otherwise be in the interest of our shareholders.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the value of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are a newly formed company that will develop financial and operational reporting and control systems. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. While we intend to undertake substantial work to prepare for compliance with Section 404, we cannot be certain that we will be successful in implementing or maintaining adequate internal controls over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

Tax Risk Factors

If we fail to qualify, or to remain qualified, as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We intend to elect to be taxed as a REIT for federal income tax purposes, commencing with our short taxable year ending December 31, 2009 upon the filing of our federal income tax return for that year. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify which would negatively impact the value of our common shares.

Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.

To qualify as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined before the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•	85 percent of our REIT ordinary income for that year;

•	95 percent of our REIT capital gain net income for that year; and

•	any undistributed REIT taxable income from prior years.

We intend to distribute our REIT taxable income to our shareholders in a manner intended to satisfy the 90 percent distribution requirement and to avoid both corporate income tax and the 4 percent nondeductible excise tax. However, there is no requirement that TRSs distribute their after tax net income to their parent REIT or their shareholders.

Our REIT taxable income may substantially exceed our net income as determined based on GAAP, because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our REIT taxable income. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell properties at prices or at times that we regard as unfavorable in order to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax in a particular year.

Under recently issued Internal Revenue Service, or IRS, guidance, we may pay taxable dividends of our common shares and cash, in which case shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.

Under recently issued IRS guidance, we may distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, up to 90 percent of any such taxable dividend paid with respect to our 2010 and 2011 taxable years could be payable in our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. If we utilize Revenue Procedure 2010-12 and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.

The formation of our TRS lessees increases our overall tax liability.

Our TRS lessees will be subject to federal and state income tax on their taxable income, which will consist of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS lessees will allow us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income will be fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.

Our ownership of our TRS lessees is limited and our transactions with our TRS lessees will cause us to be subject to a 100 percent penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

A REIT may own up to 100 percent of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35 percent of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25 percent of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100 percent excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Our TRS lessees are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We anticipate that the aggregate value of the stock and securities of our TRS lessees will be less than 25 percent of the value of our total assets (including our TRS lessees’ stock and securities). Furthermore, we will monitor the value of our respective investments in our TRS lessees for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRS lessees to ensure that they are entered into on arm’s-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 25 percent limitation discussed above or to avoid application of the 100 percent excise tax discussed above.

If the leases of our hotel properties to our TRS lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our TRS lessees pursuant to the lease of our hotel properties will constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders and suffer other adverse consequences.

We believe that our operating partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the operating partnership’s income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

If our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.

Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We expect to lease substantially all of our hotels to our TRS lessees. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” We believe that our TRSs will qualify to be treated as TRSs for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs lessees from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.

Additionally, if our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT. Each of the hotel management companies that enter into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own, directly or through its shareholders, more than 35 percent of our outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35 percent thresholds are complex. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15 percent (through the end of 2010). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.

Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75 percent or 95 percent gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

Complying with REIT requirements may cause us to forego otherwise attractive business opportunities or liquidate otherwise attractive investments.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25 percent of the value of our total assets can be represented by the securities of one or more TRSs. The Code provides that temporary investments of new capital in stock or debt instruments for the period of one year beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

The ability of our board of trustees to revoke our REIT qualification without shareholder approval may subject us to federal and state income tax and reduce distributions to our shareholders.

Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders and on the market price of our common shares.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our common shares.

At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation, or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.

The share ownership restrictions of the Code for REITs and the 9.8 percent share ownership limit in our declaration of trust may inhibit market activity in our shares and restrict our business combination opportunities.

In order to qualify as a REIT for each taxable year after 2009, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50 percent in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year after 2009. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of our shares.

Our declaration of trust, with certain exceptions, authorizes our trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8 percent (measured by value or number of shares, whichever is more restrictive) of any class or series of our shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8 percent of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.

These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interest of the shareholders.

If states and localities in which we own material amounts of property or conduct material amounts of business raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities, we would have less cash available for distribution to our shareholders and the market price of our common shares could be adversely affected.

We and our subsidiaries may be subject to income tax by states and localities in which we conduct business. Additionally, we will be subject to property taxes in states and localities in which we own property, and our TRS lessees will be subject to state and local corporate income tax. Many states and localities are currently financially distressed as a result of the recent recession. As these states and localities seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our common shares.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

None

Item 3.	Legal Proceedings

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the New York Stock Exchange, or the NYSE, on December 9, 2009 under the symbol “PEB”. The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

			Dividends
	Price per Share		Declared
	High	Low	per Share

2009
Fourth quarter	$22.27	$20.45	$0.00

Shareholder Information

The closing price per share of our common shares, as reported by the NYSE on December 31, 2009 was $22.01.

On March 8, 2010, there were five holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 9, 2009, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2009 with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 9, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. There can be no assurance that prior performance will be indicative of future returns.

The actual returns shown on the graph above are as follows:

	Initial	Value of Initial
	Investment at	Investment at
	December 9,	December 31,
Name	2009	2009

Pebblebrook Hotel Trust	$100.00	$107.63
Russell 2000 Index	$100.00	$104.58
FTSE NAREIT Equity Index	$100.00	$105.07

Securities Sold

Concurrent with the closing of our initial public offering (see “— Use of Proceeds” below) on December 14, 2009, we issued and sold an aggregate of 135,000 common shares to Jon E. Bortz, our Chairman, President and Chief Executive Officer, and to Raymond D. Martz, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, in a private placement, exempt from registration pursuant to Regulation D under the Securities Act. The aggregate offering price for such shares was $2,700,000, and there were no underwriting discounts or commissions. Each of Mr. Bortz and Mr. Martz represented to us that he is an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D under the Securities Act).

Use of Proceeds

Our registration statement on Form S-11, as amended (Registration No. 333-162412) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of common shares, par value $0.01 per share, registered up to $402.5 million of common shares and was declared effective on December 8, 2009. We sold a total of 20,125,000 common shares in the Offering, including 2,625,000 common shares issued and sold pursuant to the underwriters’ exercise of the overallotment option for gross proceeds of $402.5 million. The Offering was completed on December 14, 2009. As of the date of filing this report, the Offering has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The joint book-running managers of the Offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc., and Wells Fargo Securities, LLC. Co-managers of the offering were Calyon Securities (USA) Inc. and RBC Capital Markets Corporation. The expenses of the offering were as follows (in millions):

Underwriting discounts and commissions	$24.2
Expenses paid to or for our underwriters	$0.0
Other expenses	$1.4

Total underwriting discounts and expenses	$25.6

All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10 percent) or more of our common shares; or (iii) our affiliates.

The net proceeds to us of the Offering were approximately $376.9 million, after the underwriting discount and offering expenses. In accordance with the underwriting agreement, $8.1 million of the underwriting discount and commissions have been accrued and will be paid when the Company purchases assets in accordance with our investment strategy described above under “Business” in an amount equal to at least the amount of the net proceeds. Until that time, the net proceeds including the unpaid underwriting discount and commission have been invested in short-term, interest-bearing, investment-grade securities, and money- market accounts that are consistent with our intention to qualify as a REIT.

Item 6.	Selected Financial Data

The following table includes selected historical financial information. Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

For the Period October 2, 2009 (inception)
through December 31, 2009
(In thousands, except per share and share data and ratios)

Operating Data:
Interest Income	$115
General and administrative expenses	$(262)
Loss from continuing operations	$(147)
Net loss and net loss attributable to common shareholders	$(147)
Weighted average number of common shares outstanding — Basic and Diluted	4,011,198
Loss per common share — Basic and Diluted	$(0.04)
Balance Sheet Data:
Cash and cash equivalents	$319,119
Investments	$70,000
Total assets	$389,403
Total shareholders’ equity	$379,426

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On December 14, 2009 we completed our initial public offering and concurrent private placement of our common shares, netting $379.6 million, after underwriting discounts and offering costs. We were formed on October 2, 2009, however, we had no business activities prior to our initial public offering. Proceeds from the initial public offering and concurrent private placement have been invested in short term liquid money market and certificates of deposit accounts with highly rated financial institutions. We owned no properties at December 31, 2009. We intend to invest in hotel properties as suitable opportunities arise. We are currently evaluating opportunities to acquire hotel assets.

The effects of the severe economic recession and collapse of the capital markets conspired to turn 2009 into one of the worst years on record for the lodging industry. Businesses cut back dramatically on costs, including travel, and the consumer took fewer leisure- oriented trips and became extremely discount focused. Room revenue per available room, or RevPAR, for the industry declined 16.7% from 2008, which was among one of the worst year-over-year declines on record.

Although the economy has begun to recover, we expect unemployment to remain stubbornly high and consumer spending to remain restrained. While corporate profits have begun to grow again and businesses have begun to travel more, they are still cautious, with many continuing to restrict travel. As a result of these factors, we believe the lodging industry will face another challenging year in 2010. In 2010, we expect demand for rooms to increase while supply rises to a lesser extent, resulting in an increase in occupancy. However, we also expect a decline in ADR due to the weakened economic environment. Combined, we expect 2010 RevPAR to be flat to slightly down compared to 2009.

As a result of further declines in underlying operating fundamentals for hotels, we expect owners and lenders to continue to be challenged. We believe our company is well positioned to take advantage of opportunities created by this difficult operating environment by acquiring hotels in the early years of an economic and lodging industry recovery at attractive historical valuations.

Results of Operations

Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented. Our net loss attributable to common shareholders for the period from October 2, 2009 (inception) through December 31, 2009 was ($147,000). We earned $115,000 in interest income on cash and short term investment balances and incurred $262,000 in general and administrative expenses. The general and administrative expenses primarily consist of professional fees, employee compensation costs, and insurance.

Critical Accounting Policies

We consider these policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require significant management judgment, and because they are important for understanding and evaluating our reported financial results. Certain of these policies will become critical only once we have acquired hotel assets. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.

Hotel Properties

Investment in Hotel Properties

Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, building, furniture, fixtures and equipment, identifiable intangible assets, other assets and assumed liabilities. Identifiable intangible assets typically arise from contractual arrangements. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Hotel renovations and/or replacements of assets that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments.

Repair and maintenance costs are charged to expense as incurred.

Depreciation and Amortization

Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 25 to 40 years for buildings and one to 10 years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract.

We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact our results of operations.

Impairment

We monitor events and changes in circumstances for indicators that the carrying value of the hotel and related assets may be impaired. We will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value. These assessments may impact the results of our operations.

A hotel is considered held for sale when a contract for sale is entered into, a substantial, non-refundable deposit has been committed by the purchaser, and sale is expected to close within one year.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

Share-Based Compensation

We have adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is recognized as an expense in the financial statements and measured at the fair value of the award on the date of grant. The determination of fair value of these awards is subjective and involves significant estimates. The long-term incentive partnership (“LTIP”) units were valued using a Monte Carlo simulation method model, which requires a number of assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units. We believe that the assumptions and estimates utilized are appropriate based on the information available to management.

Income Taxes

We elected to be taxed as a pass-through entity under subchapter S of the Internal Revenue Code from the period of October 6, 2009 to December 11, 2009. The Company’s loss for that period was passed through to its sole shareholder. The Company revoked its subchapter S election on December 11, 2009, and we intend to elect to be taxed as a REIT for federal income tax purposes and intend to operate as such commencing with our short taxable year beginning on December 12, 2009 and ending on December 31, 2009.

To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90 percent of our annual REIT taxable income to our shareholders and a requirement that the Company cannot operate the hotels it acquires. As a REIT, we generally will not be subject to federal income tax to the extent we distribute our taxable income to our shareholders. The Company has not recognized any deferred taxes on any temporary differences, as we intend to be treated as a REIT commencing on December 12, 2009.

We will form taxable REIT subsidiaries (“TRSs”) to lease the hotels from our Operating Partnership. The TRSs will engage independent hotel managers to operate the properties. The TRSs will generally be subject to federal and state income taxes and will account for such taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires public entities to evaluate subsequent events through the date that the financial statements are issued. The adoption of this standard did not have a material impact on our financial statements.

In June 2009, the FASB issued an accounting standard that requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. It requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This accounting standard is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. While we are evaluating the effect of this accounting standard, we currently believe that the adoption of this standard will not have a material impact on our financial statements.

In June 2009, the FASB issued an accounting standard that made the FASB Accounting Standards Codification (the “Codification”) the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the issuance of this accounting standard, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The adoption of this standard did not have a material impact on our financial statements.

Liquidity and Capital Resources

We intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness and the liquidation preference of any outstanding preferred shares to not more than 4.5x our EBITDA for the 12-month period preceding the incurrence of such debt or the issuance of such preferred shares. Net indebtedness consists of total debt less cash and cash equivalents and investments. Compliance with this limitation will be judged at the time debt is incurred, and a subsequent decrease in EBITDA will not require us to repay debt. In addition, if we assume or incur debt in connection with our initial hotel acquisitions, our debt level could exceed the general limitation described above. On December 14, 2009, we raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares. The net proceeds from this initial public offering and concurrent private placement are available to fund investments in hotel properties that meet our investment criteria.

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under an anticipated revolving credit facility. Our existing cash balances will fund our operating costs in the near term. As we acquire hotel assets, we believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws. We expect to meet our long-term liquidity requirements, such as hotel property acquisitions through the cash available from the initial public offering and the concurrent private placement and borrowings and expect to fund other investments in hotel properties and scheduled debt maturities through long-term secured and unsecured borrowings and the issuance of additional equity or debt securities.

We also anticipate arranging and utilizing a revolving credit facility to fund future acquisitions (following investment of the net proceeds of this offering and the concurrent private placement), as well as for property redevelopments, return on investment initiatives and working capital requirements. We intend to repay indebtedness incurred under our credit facility from time to time out of cash flow and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit. No assurances can be given that we will obtain such credit facility, or, if we do, what the amount and terms will be.

We intend to invest in hotel properties only as suitable opportunities arise. In the near-term, we intend to fund future investments in properties with the net proceeds of this offering and the concurrent private placement. Longer term, we intend to finance our investments with the net proceeds from additional issuances of common shares, issuances of units of limited partnership interest in our operating partnership or other securities or borrowings. The success of our acquisition strategy may depend, in part, on our ability to access additional capital through issuances of equity securities, which is dependent on favorable market conditions.

Sources and Uses of Cash

At December 31, 2009, we had $319.1 million of cash and cash equivalents and $70.0 million in short term investments. Short term investments consist of certificates of deposits. On December 14, 2009 we raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares. We were formed on October 2, 2009, however, we had no business activities prior to our initial public offering. As of December 31, 2009 we have not invested any of the proceeds from the offering in hotel properties. We have earned interest income of $115,000 and incurred general and administrative costs of $262,000.

Contractual Obligations and Off-Balance Sheet Arrangements

As of December 31, 2009, we were under no contractual obligations and had no off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Sensitivity

We earn interest income from cash and cash equivalents and investments. Considering our current cash and cash equivalents and investments, if interest rates increase or decrease by 0.1 percent, our interest income will increase or decrease by approximately $0.4 million, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Index to the Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the material in the Company’s Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

Included herein at pages F-1 through F-14

2. Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit

1.1	Form of Underwriting Agreement by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P. and the Underwriters named herein (Incorporated by reference to Exhibit 1.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 3, 2009 (Registration No. 333-162412).)
3.1	Form of Amended and Restated Declaration of Trust of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
3.2	Form of Bylaws of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
3.3	Form of Agreement of Limited Partnership of Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 3.3 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)
10.1	Form of Pebblebrook Hotel Trust 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
10.2	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz*†
10.3	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz*†
10.4	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher*†
10.5	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
10.6	Form of Share Award Agreement for officers and employees (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)*
10.7	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*
10.8	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*

Exhibit
Number	Description of Exhibit

10.9	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*
10.10	Form of Share Award Agreement for trustees (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)
10.11	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz*†
10.12	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz*†
10.13	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher*†
21.1	List of Subsidiaries of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 21.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 3, 2009 (Registration No. 333-162412).)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

By:	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and
and Chief Executive Officer

Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jon E. Bortz Jon E. Bortz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ Raymond D. Martz Raymond D. Martz	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 11, 2010

/s/ Cydney C. Donnell Cydney C. Donnell	Trustee	March 11, 2010

/s/ Ron E. Jackson Ron E. Jackson	Trustee	March 11, 2010

/s/ Martin H. Nesbitt Martin H. Nesbitt	Trustee	March 11, 2010

/s/ Michael J. Schall Michael J. Schall	Trustee	March 11, 2010

/s/ Earl E. Webb Earl E. Webb	Trustee	March 11, 2010

/s/ Laura H. Wright Laura H. Wright	Trustee	March 11, 2010

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheet of Pebblebrook Hotel Trust and subsidiary as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the period from October 2, 2009 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust and subsidiary as of December 31, 2009, and the results of their operations and their cash flows for the period from October 2, 2009 (inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia
March 24, 2010

Pebblebrook Hotel Trust

Consolidated Balance Sheet
December 31, 2009
(In thousands)

ASSETS
Cash and cash equivalents	$319,119
Investments	70,000
Prepaid expenses and other assets	284

Total assets	$389,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,927
Accrued underwriter fees	8,050

Total Liabilities	9,977

Commitments and contingencies
Shareholders’ equity
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized, 20,260,000 issued and outstanding	203
Additional paid-in capital, net of underwriting discounts and offering costs	379,370
Retained deficit	(147)

Total shareholders’ equity	379,426

Total liabilities and shareholders’ equity	$389,403

The accompanying notes are an integral part of this financial statement.

Pebblebrook Hotel Trust

Consolidated Statement of Operations
From October 2, 2009 (inception) to December 31, 2009
(In thousands except share data)

Revenues	$—
Expenses
General and administrative	262

Total operating expenses	262

Operating loss	(262)
Interest income	115

Net loss and net loss attributable to common shareholders	$(147)

Loss per common share, basic and diluted	$(0.04)

Weighted average number of common shares, basic and diluted	4,011,198

The accompanying notes are an integral part of this financial statement.

Pebblebrook Hotel Trust

Consolidated Statement of Shareholders’ Equity
From October 2, 2009 (inception) to December 31, 2009
(Dollars in thousands, except share data)

			Additional		Total
	Common Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at October 2, 2009 (inception)	1,000	$—	$1	$—	$1
Repurchase of outstanding shares	(1,000)	$—	$(1)	—	$(1)
Issuance of Common shares, net of offering costs in connection with the initial public offering and concurrent private placement	20,260,000	203	379,365	—	379,568
Amortization of restricted shares	—	—	5	—	5
Net loss	—	—	—	(147)	(147)

Balance at December 31, 2009	20,260,000	$203	$379,370	$(147)	$379,426

The accompanying notes are an integral part of this financial statement.

Pebblebrook Hotel Trust

Consolidated Statement of Cash Flows
From October 2, 2009 (inception) to December 31, 2009
(In thousands)

Operating activities:
Net loss	$(147)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share-based compensation	79
Changes in assets and liabilities:
Prepaid expenses and other assets	(284)
Accounts payable and accrued expenses	371

Net cash provided by operating activities	19

Investing activities:
Investment in certificates of deposits	(70,000)

Net cash used in investing activities	(70,000)

Financing activities:
Gross proceeds from issuance of common shares	405,200
Underwriting discounts paid	(16,100)

Net cash provided by financing activities	389,100

Net change in cash and cash equivalents	319,119
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of year	$319,119

Supplemental disclosure of non-cash investing and financing activities:
Accrual of offering costs, including $8.1 million of underwriter commissions	$9,532

The accompanying notes are an integral part of this financial statement.

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1.	ORGANIZATION

Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust on October 2, 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major coastal markets. On December 14, 2009, the Company raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of common shares of beneficial interest (“common shares”). The Company had no business activity prior to the initial public offering. As of December 31, 2009, the Company has not entered into any contracts to acquire hotel properties or other assets.

Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2009 the Company owned 100 percent of the Operating Partnership. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its short taxable year ended December 31, 2009. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it acquires. Therefore, its Operating Partnership and its subsidiaries will lease its hotel properties to its to be formed taxable REIT subsidiary (“TRS”) lessees, who will in turn engage eligible independent contractors to manage the hotels. Each of these lessees will be treated as a TRS for federal income tax purposes and will be consolidated into the Company’s financial statements for accounting purposes. However, since both the Operating Partnership and TRS lessees are controlled by the Company, the principal source of funds on a consolidated basis will be from the operations of the Company’s hotels.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Below is a discussion of significant accounting policies as the Company prepares to acquire hotel assets:

Basis of Presentation

The consolidated financial statements include all of the accounts of the Company and the Operating Partnership. All intercompany balances and transactions have been eliminated in consolidation.

The Company’s comprehensive loss equals its net loss available to common shareholders and the Company had no items classified in accumulated other comprehensive loss for the period ended December 31, 2009.

Use of Estimates

The preparation of the financial statement in conformity with U.S. generally accepted accounting principles (which is referred to as “GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Investment in Hotel Properties

Upon acquisition, the Company allocates the purchase price based on the fair value of the acquired land, building, furniture, fixtures and equipment, identifiable intangible assets, other assets and assumed liabilities. Identifiable intangible assets typically arise from contractual arrangements. Acquisition-date fair values of assets and assumed liabilities is determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that use appropriate discount and/or capitalization rates and available market information. Estimates of future

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

Hotel renovations and replacements of assets that improve or extend the life of the asset are recorded at cost and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments. Repair and maintenance costs are charged to expense as incurred.

Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 25 to 40 years for buildings and one to 10 years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company’s results of operations.

The Company monitors events and changes in circumstances for indicators that the carrying value of each hotel and related assets may be impaired. If facts and circumstances support the possibility of impairment, the Company will prepare an estimate of the undiscounted future cash flows, without interest charges, of the specific hotel and determine if the investment in such hotel is recoverable based on the undiscounted future cash flows. If impairment is indicated, an adjustment is made to the carrying value of the hotel to reflect the hotel at fair value. These assessments may impact the results of operations.

A hotel is considered held for sale when a contract for sale is entered into, a substantial, non-refundable deposit has been committed by the purchaser, and sale is expected to close.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.

Investments

The Company’s investments consist of certificates of deposits with a maturity of six months from the date of investment. The carrying value of the certificates of deposits approximate fair value due to their short maturity. Interest income is earned on such investments.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. The Company collects sales, use, occupancy and similar taxes at its hotels which is presented on a net basis on the statement of operations.

Income Taxes

The Company elected to be taxed as a pass-through entity under subchapter S of the Internal Revenue Code from the period of October 6, 2009 to December 11, 2009. The Company’s loss for that period was passed through to its sole shareholder. The Company revoked its subchapter S election on December 11, 2009, and intends to elect to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with a short taxable year beginning on December 12, 2009 and ending on December 31, 2009.

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to the Company’s shareholders and a requirement that the Company cannot operate the hotels it acquires. As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its taxable income to its shareholders. The Company has not recognized any deferred taxes on any temporary differences, as the Company intends to be a treated as a REIT commencing on December 12, 2009.

The Company will form taxable REIT subsidiaries (“TRSs”) to lease the hotels from the Operating Partnership. The TRSs will engage independent hotel managers to operate the properties. The TRSs will generally be subject to federal and state income taxes and will account for such taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted.

As of December 31, 2009, the Company did not have any unrecognized tax positions and had not incurred any interest or penalties on such positions during the period presented. Interest and penalties related to unrecognized tax benefits, if any, in the future will be recognized as operating expenses.

Share-based Compensation

The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is recognized as an expense in the financial statements and measured at the fair value of the award on the date of grant. The determination of fair value of these awards is subjective and involves significant estimates. The long-term incentive partnership (“LTIP”) units were valued using a Monte Carlo simulation method model, which requires a number of assumptions including expected volatility of the Company’s stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units.

Organizational and Offering Costs

The Company expenses organization costs as incurred. Underwriting discounts and offering costs of $25.6 million, which include selling commissions, legal fees, and other expenses have been deferred and charged to shareholders’ equity. The Company accrued underwriters’ commissions of $8.1 million that, in accordance with the underwriters’ agreement, will be payable at the time the Company invests the net proceeds from the offering.

Concentration of Credit Risk

The Company maintains cash balances in financial institutions in excess of insured limits. The Company’s cash balances are spread over several investment grade financial institutions.

Non-controlling Interests

Limited partner interests in the Operating Partnership, if any, will be considered non-controlling interests. Generally, non-controlling interests are presented on the balance sheet as either shareholders’ equity or outside of shareholders’ equity depending upon specific provisions of the governing documents related to such an interest. The Operating Partnership may issue limited partnership interests as full or partial consideration to

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

hotel sellers or to employees or other individuals for services performed. These limited partners will have redemption rights which will permit them to redeem their interests in exchange for cash or common shares, on a one-for-one basis, at the option of the Company. Because the Operating Partnership agreement will permit the settlement of the redemption feature for unregistered common shares and because the Company will control the actions and events necessary to issue the maximum number of shares that are required to be delivered at the redemption date, the non-controlling limited partner interests in the Operating Partnership will be presented as a separate component of shareholders’ equity on the balance sheet. The approximate redemption value of the non-controlling interests is equivalent to the units outstanding valued at the closing common share price at the end of the period, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The Company’s revenues, expenses and net income or loss will include amounts attributable to both the controlling and non-controlling interests. Amounts attributable to non-controlling interests will be deducted from net income or loss to arrive at net income or loss attributable to common shareholders on the statement of operations.

Fair Value of Financial Instruments

Fair value is determined by using available market information and appropriate valuation methodologies. The carrying amounts of the Company’s financial instruments, which consist of cash and cash equivalents, investments, and accounts payable approximate fair value because of the relatively short maturities of these instruments.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires public entities to evaluate subsequent events through the date that the financial statements are issued. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard that requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. It requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This accounting standard is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company is currently evaluating the impact of this accounting standard.

In June 2009, the FASB issued an accounting standard that made the FASB Accounting Standards Codification (the “Codification”) the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This accounting standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Following the issuance of this accounting standard, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. The adoption of this standard did not have a material impact on the Company’s financial statements.

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

NOTE 3.	SHAREHOLDERS’ EQUITY AND NON-CONTROLLING INTERESTS

The Company’s declaration of trust provides that the Company may issue up to 500,000,000 common shares, $0.01 par value per share, and 100,000,000 preferred shares of beneficial interest (“preferred shares”), $0.01 par value per share. On December 14, 2009, the Company issued 20,260,000 common shares and raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of the Company’s shares. Underwriting discounts and offering costs of $25.6 million have been recorded as a reduction in additional paid-in capital. This includes unpaid accrued underwriters commissions of $8.1 million that, in accordance with the underwriters agreement, will be payable at the time the Company invests the net proceeds from the offering.

NOTE 4.	SHARE-BASED COMPENSATION PLAN

The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. As of December 31, 2009, there were 425,875 common shares available for issuance under the 2009 Equity Incentive Plan. Share awards under this plan generally vest over three to five years. We pay dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control.

Upon completion of the Company’s initial public offering and concurrent private placement the Company issued 15,000 restricted common shares to the Company’s initial independent Trustees. These shares vest ratably over three years. These common shares were issued under the 2009 Equity Incentive Plan.

The following table provides a summary of restricted share activity for 2009:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Unvested at October 2, 2009 (inception)	—	—
Granted	15,000	$20.00
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2009	15,000	$20.00

The weighted-average grant date fair value of restricted shares awarded in 2009 was $20.00 per share. The fair value of each restricted share award is determined based on the trading price of the Company’s common shares on the grant date. As of December 31, 2009, there was $0.3 million of total unrecognized compensation cost related to unvested restricted shares. The fair value of this award is expected to be recognized over the weighted average of 3 years. For the period ended December 31, 2009, the Company recognized approximately $5 thousand in expense related to these restricted shares in the consolidated statement of operations.

Long-Term Incentive Partnership Units

Long-Term Incentive Partnership, or “LTIP”, units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per unit profit distributions as the other outstanding units in the Operating Partnership, which equal per share distributions on common shares. Initially, LTIP units have a capital account balance of zero, and do not have full parity with the common Operating Partnership units with respect to

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units, and thereafter, possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the REIT or cash, at the option of the Operating Partnership.

In order to reach parity with the common Operating Partnership units, the holder’s LTIP capital account balance (tax basis) must be equal to the capital account balance of the holder of an equivalent number of common Operating Partnership units. At December 31, 2009, Pebblebrook Hotel Trust owned all common Operating Partnership units issued by the Operating Partnership. Under the provisions of this grant and the Internal Revenue Code, upon the occurrence of certain specified events, the Operating Partnership may be required or elect to revalue its assets for tax purposes. Following the acquisition of the first hotel asset and to the date of the next such revaluation event, the increase, if any, in the deemed value of the business and assets from the time of grant until the occurrence of such an event will be allocated first to the common Operating Partnership unit holder (Pebblebrook Hotel Trust) to recover allocated operating losses incurred since the inception of the Company’s operations until such time as the capital account balance returns to a value of $20 per common unit. Remaining value accretion, if any, will then be allocated to the LTIP unit capital accounts until such time as the LTIP unit capital account reaches parity with the common Operating Partnership unit holder capital account. Upon equalization of the capital accounts of the LTIP unit holders with the capital accounts of the other common Operating Partnership unit holders, the LTIP units will achieve full parity for all purposes, including with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted into an equal number of Operating Partnership units at any time, and thereafter enjoy all the rights of such units, including the redemption rights described above.

Circumstances under which parity will not be reached and the LTIP unit will have no economic value to the LTIP holder include, but are not limited to: the intrinsic value of the business and underlying assets do not increase or do not increase by an amount that is sufficient for the LTIP units to reach parity; dividends are not paid; and, the holder does not meet the vesting criteria.

On December 14, 2009, upon completion of the Company’s initial public offering and concurrent private placement, the Company’s Operating Partnership granted 881,750 LTIP units to executives and officers of the Company under the 2009 Equity Incentive Plan. These LTIP units vest ratably on each of the first five anniversaries of the date of grant.

The LTIP units were valued using a Monte Carlo simulation method model. The LTIP units issued during the period ended December 31, 2009 were valued at $8.50 per LTIP unit. Because the Company is a newly formed entity, the Company used an expected volatility of 55 percent and expected stabilized dividend yield of 5 percent which are based on the published historical data of a sample of hospitality REITs. The risk-free interest rate of 3.08 percent is based on the U.S. Treasury yield in effect at the time of grant. The fair value of the award was modeled over an expected life of seven years which is the period of time over which the Company expects that the LTIP’s will become expired, converted into common Operating Partnership units or rendered worthless following the occurrence of a transaction.

The fair value estimate also considered the inherent uncertainty that the LTIP units will never reach parity and therefore will have zero economic value to the grantee because either a revaluation event never occurs or because such an event occurs but the value of the business has not increased sufficiently for the LTIP unit holder to reach parity. In reaching the assumption of this uncertainty the Company considered a number of factors including, but not limited to: the threshold to reach parity would require significant value creation; hotel company stocks are volatile and have trended downward with the Bloomberg REIT Index experiencing an approximately negative 45 percent return over the past 16 years; the Company owned no assets, other than the proceeds from the initial public offering and has no operating history as of the date of grant; the

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

hospitality business continues to face very challenging operating conditions experiencing significant declines in RevPAR and ADR in the last two years and there are no assurances that these declines will not continue; the Company is heavily dependent on the efforts and service of the Company’s CEO and other key members of management to execute the Company’s business plan; the Company had no acquisition pipeline as of the date of grant; a number of other hotel companies and investors are actively pursuing hotel acquisitions which may increase the costs of the hotel assets and reduce projected returns; the Company’s financial resources may be less than the financial resources of its peers potentially limiting the Company’s ability to compete for attractive acquisitions, and various other economic factors and conditions that have adversely impacted the hotel industry. The valuation approach assumes that there is a 50 percent chance that a revaluation event will not occur or will occur, but the value of the business will have declined or will not have increased by an amount that allows for the LTIP units to reach parity with the common Operating Partnership unit holders. Thus, the LTIP units expire worthless. In addition, the valuation approach assumes there is a 50 percent chance that the Company will have sufficient cash flows to pay the assumed dividend rate.

The following table provides a summary of LTIP unit activity for 2009:

		Weighted-Average
		Grant Date Fair
	Shares	Value

Unvested at October 2, 2009 (inception)	—	—
Granted	881,750	$8.50
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2009	881,750	$8.50

The Company recorded $0.1 million in compensation expense for the period ended December 31, 2009. As of December 31, 2009, there was $7.4 million of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over the 5-year vesting of these awards.

NOTE 5.	EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing the net income available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares and then share in the Company’s earnings. The Company has included 15,000 unvested restricted shares in the basic and diluted earnings per share computation as these shares are considered participating securities. LTIP units are not included in the diluted earnings per share computation.

Basic and diluted earnings per share are as follows:

From October 2,
2009 (inception) to
December 31, 2009

Net loss attributable to common shareholders	$(147)

Weighted average number of common shares	4,008,231
Weighted average unvested restricted shares	2,967

Weighted average number of shares — basic and diluted	4,011,198

Earnings per share — basic and diluted	$(0.04)

PEBBLEBROOK HOTEL TRUST

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
DECEMBER 31, 2009

NOTE 6.  COMMITMENTS AND CONTINGENCIES

The Company is not currently subject to any litigation nor is the Company aware of any threatened litigation.

NOTE 7.	SUBSEQUENT EVENTS

On January 11, 2010, the Company issued an aggregate of 47,349 LTIP units to the Chief Investment Officer. These LTIP units will vest ratably on each of the first five anniversaries of the date of grant and were issued pursuant to the 2009 Equity Incentive Plan.

On March 11, 2010, the Company issued an aggregate of 68,746 restricted common shares to the Company’s executive officers and employees. These common shares were issued pursuant to the 2009 Equity Incentive Plan.

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

1.1	Form of Underwriting Agreement by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P. and the Underwriters named herein (Incorporated by reference to Exhibit 1.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 3, 2009 (Registration No. 333-162412).)
3.1	Form of Amended and Restated Declaration of Trust of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
3.2	Form of Bylaws of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
3.3	Form of Agreement of Limited Partnership of Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 3.3 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)
10.1	Form of Pebblebrook Hotel Trust 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
10.2	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz*†
10.3	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz*†
10.4	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher*†
10.5	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (Registration No. 333-162412).)
10.6	Form of Share Award Agreement for officers and employees (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)*
10.7	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*
10.8	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*
10.9	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed by the Registrant on March 16, 2010 (File No. 001-34571).)*
10.10	Form of Share Award Agreement for trustees (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 25, 2009 (Registration No. 333-162412).)
10.11	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz*†
10.12	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz*†
10.13	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher*†
21.1	List of Subsidiaries of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 21.1 of Amendment No. 3 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on December 3, 2009 (Registration No. 333-162412).)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

Exhibit
Number	Description of Exhibit

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.