Form 10-Q
period 2010-03-31
Pebblebrook Hotel Trust
filed 2010-05-07
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland	20814 (Zip Code)
(Address of Principal Executive Offices)
(240) 507-1300
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010

Common Shares of Beneficial Interest ($0.01 par value per share)	20,344,337

Pebblebrook Hotel Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents	$302,898	$319,119
Investments	85,000	70,000
Prepaid expenses and other assets	409	284

Total assets	$388,307	$389,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,367	$1,927
Accrued underwriter fees	8,050	8,050

Total Liabilities	9,417	9,977

Commitments and contingencies
Shareholders’ equity
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 20,260,590 issued and outstanding at March 31, 2010; 20,260,000 issued and outstanding at December 31, 2009	203	203
Additional paid-in capital, net of underwriting discounts and offering costs	379,433	379,370
Retained deficit	(746)	(147)

Total shareholders’ equity	378,890	379,426

Total liabilities and shareholders’ equity	$388,307	$389,403

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statement of Operations
For the three months ended March 31, 2010
(In thousands, except share data)
(unaudited)

Revenues	$—

Expenses
General and administrative	1,576

Total operating expenses	1,576

Operating loss	(1,576)
Interest income	977

Net loss and net loss attributable to common shareholders	$(599)

Loss per common share, basic and diluted	$(0.03)

Weighted average number of common shares, basic and diluted	20,260,046

The accompanying notes are an integral part of this financial statement.

Pebblebrook Hotel Trust
Consolidated Statement of Cash Flows
For the three months ended March 31, 2010
(In thousands)
(Unaudited)

Operating activities
Net loss	$(599)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	5
Share-based compensation	444
Changes in assets and liabilities
Prepaid expenses and other assets	(112)
Accounts payable and accrued expenses	681

Net cash provided by operating activities	419

Investing activities
Investment in certificates of deposits	(15,000)
Purchase of corporate office equipment and furniture	(158)

Net cash used in investing activities	(15,158)

Financing activities
Offering costs paid	(1,482)

Net cash used in financing activities	(1,482)

Net change in cash and cash equivalents	(16,221)
Cash and cash equivalents, beginning of year	319,119

Cash and cash equivalents, end of year	$302,898

The accompanying notes are an integral part of this financial statement.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
     Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust on October 2, 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major coastal markets. On December 14, 2009, the Company raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of common shares of beneficial interest (“common shares”). As of March 31, 2010, the Company had not entered into any contracts to acquire hotel properties.
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2010, the Company owned 100 percent of the Operating Partnership. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its short taxable year ended December 31, 2009. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it acquires. Therefore, its Operating Partnership and its subsidiaries will lease its hotel properties to its taxable REIT subsidiary (“TRS”) lessees, who will in turn engage eligible third party independent contractors to manage the hotels. Each of these lessees will be treated as a TRS for federal income tax purposes and will be consolidated into the Company’s financial statements for accounting purposes. However, since both the Operating Partnership and TRS lessees are controlled by the Company, the principal source of funds on a consolidated basis will be from the operations of the Company’s hotels.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statement of operations and consolidated statement of cash flows for the periods presented. Interim results are not necessarily indicative of full year performance due to the impact of seasonal and other short-term variations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The consolidated financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
          The Company’s comprehensive loss equals its net loss available to common shareholders and the Company had no items classified in accumulated other comprehensive loss for the three months ended March 31, 2010.
Use of Estimates
     The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Investments
     The Company’s investments consist of certificates of deposits with an original maturity of six months from the date of investment. The carrying value of the certificates of deposits approximates fair value due to their short maturity. Interest income is earned on such investments.

Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits, deferred financing costs, and corporate office equipment and furniture.
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) available for common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders as adjusted for potentially dilutive securities, by the weighted average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per share calculation.
Recent Accounting Standards
     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities that requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impact its economic performance. It requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This accounting standard is effective for fiscal years beginning after November 15, 2009. Early adoption is not permitted. The Company adopted this accounting standard during this quarter and the adoption of this accounting standard did not have impact on the Company’s financial statements.
Note 3. Share-Based Compensation Plan
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. Share awards under this plan generally vest over three to five years. The Company will pay dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of March 31, 2010, there were 309,189 common shares available for issuance under the 2009 Equity Incentive Plan.
The following table provides a summary of restricted share activity for 2010:

		Weighted-Average
		Grant Date Fair
	Shares	Value
Unvested at January 1, 2010	15,000	$20.00
Granted	68,747	21.04
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2010	83,747	$20.85

The fair value of each restricted share award is determined based on the trading price of the Company’s common shares on the grant date. For the three months ended March 31, 2010, the Company recognized approximately $51 thousand in expense related to these restricted shares in the consolidated statement of operations. As of March 31, 2010, there was $1.7 million of total unrecognized compensation cost related to unvested restricted shares. The cost is expected to be recognized over the weighted average of 3.1 years.
Long-Term Incentive Partnership Units
     Long-Term Incentive Partnership, or “LTIP”, units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per unit profit distributions as the other outstanding units in the Operating Partnership, which equal per share distributions on common shares. Initially, LTIP units have a capital account balance of zero, and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units, and thereafter, possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the REIT or cash, at the option of the Operating Partnership.
     On December 14, 2009, upon completion of the Company’s initial public offering and concurrent private placement, the Company’s Operating Partnership issued 881,750 LTIP units to executives and officers of the Company under the 2009 Equity Incentive Plan. On January 11, 2010, the Company’s Operating Partnership issued 47,349 LTIP units to a new executive officer of the Company. These LTIP units vest ratably on each of the first five anniversaries of the date of grant.
     The LTIP units were valued using a Monte Carlo simulation method model. The LTIP grants in December and January were valued at $8.50 per LTIP unit on the respective grant dates. Because the Company is a newly formed entity, the Company used an expected volatility of 55 percent and expected stabilized dividend yield of 5 percent which are based on the published historical data of comparable hospitality REITs. The risk-free interest rate of 3.08 percent is based on the U.S. Treasury yield in effect at the time of grant. The fair value of the award was modeled over an expected life of seven years which is the period of time over which the Company expects that the LTIP units will become expired, converted into common Operating Partnership units or rendered worthless following the occurrence of a transaction.
     The fair value estimate also considered the inherent uncertainty that the LTIP units will never reach parity and therefore will have zero economic value to the grantee because either a revaluation event never occurs or because such an event occurs but the value of the business has not increased sufficiently for the LTIP unit holder to reach parity. In reaching the assumption of this uncertainty, the Company considered a number of factors, including but not limited to: the threshold to reach parity would require significant value creation; hotel company stocks are volatile and have trended downward with the Bloomberg REIT Index experiencing an approximately negative 45 percent return over the past 16 years; the Company owned no assets, other than the proceeds from the initial public offering and had no operating history as of the date of grant; the hospitality business continues to face very challenging operating conditions experiencing significant declines in RevPAR and ADR in the last two years and there are no assurances that these declines will not continue; the Company is heavily dependent on the efforts and service of the Company’s CEO and other key members of management to execute the Company’s business plan; the Company had no acquisition pipeline as of the date of grant; a number of other hotel companies and investors are actively pursuing hotel acquisitions which may increase the costs of potential or acquired hotel assets and reduce projected returns; the Company’s financial resources may be less than the financial resources of its peers potentially limiting the Company’s ability to compete for attractive acquisitions, and various other economic factors and conditions that have adversely impacted the hotel industry. The valuation approach assumes that there is a 50 percent chance that a revaluation event will not occur or will occur, but the value of the business will have declined or will not have increased by an amount that allows for the LTIP units to reach parity with the common Operating Partnership unit holders and thus the LTIP units expire worthless. In addition, the valuation approach assumes there is a 50 percent chance that the Company will have sufficient cash flows to pay the assumed dividend rate.
     The Company recorded $0.4 million in compensation expense related to the LTIP units for the three months ended March 31, 2010. As of March 31, 2010, there was $7.4 million of total unrecognized compensation cost related to LTIP units. This cost is expected to be recognized over the weighted average of 4.8 years which represents the average remaining vesting period of the LTIP units. As of March 31, 2010, none of the LTIP units have reached parity.
Note 4. Subsequent Events
     On May 6, 2010, a wholly-owned subsidiary of the Company entered into an agreement to acquire an upscale full-service hotel in the Washington D.C./Baltimore metropolitan area for $67.1 million. The Company will fund the purchase price from the proceeds of its initial public offering, which was completed in December 2009. The closing is expected to occur within 45 days, however, because the acquisition is subject to customary closing requirements and conditions, the Company can give no assurance that the transaction will be consummated during that time period, or at all.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland self-administered real estate investment trust, or REIT. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P., (the Operating Partnership), a Delaware limited partnership of which Pebblebrook is the sole general partner and in which it holds 100 percent of the partnership interests as of March 31, 2010. In this report, we use the terms “we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
          This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”,“forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated elsewhere in this report.
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
Overview
     On December 14, 2009, we completed our initial public offering and concurrent private placement of our common shares of beneficial interest (“common shares”), netting $379.6 million, after underwriting discounts and offering costs. Proceeds from the initial public offering and concurrent private placement have been invested in short term liquid money market and certificates of deposit accounts with highly rated financial institutions. We owned no properties at March 31, 2010. We are currently evaluating opportunities to acquire hotel assets, and we intend to invest in hotel properties as suitable opportunities arise.
     The economy has begun to recover from the recent recession with improvements in corporate profits and increase in business travel.

In 2010, we expect industry demand for rooms in the U.S. to increase while supply rises to a lesser extent, resulting in an increase in occupancy. However, we also expect a decline in U.S. industry average daily rates (“ADR”) due to the weakened economic environment. Combined, we expect 2010 room revenue per available room (“RevPAR”) for the U.S. industry to be up 1% to 3% compared to 2009.
      While we are encouraged by the improvements in economic fundamentals, the unprecedented declines in operating performance experienced by the hotel industry since the recession began will continue to make it a challenging environment for owners and lenders. We believe our Company is well positioned to take advantage of opportunities created by this difficult operating environment by acquiring hotels in the early years of an economic and lodging industry recovery at attractive historical valuations.
Results of Operations
     Results for the initial period of our operations are not indicative of the results we expect when our investment strategy has been fully implemented. Our net loss attributable to common shareholders for the three months ended March 31, 2010 was ($599,000). We earned $977,000 in interest income on cash and short term investment balances and incurred $1,576,000 in general and administrative expenses. The general and administrative expenses primarily consist of employee compensation costs (including non-cash share-based compensation cost of $444,000), professional fees, insurance, and acquisition costs.
Critical Accounting Policies
     Our consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K.
Recent Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently adopted accounting pronouncements.
Liquidity and Capital Resources
     On December 14, 2009, we raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares. The net proceeds from our initial public offering and concurrent private placement are available to fund investments in hotel properties that meet our investment criteria. We intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness and the liquidation preference of any outstanding preferred shares to not more than 4.5x our EBITDA for the 12-month period preceding the incurrence of such debt or the issuance of such preferred shares. Net indebtedness consists of total debt less cash and cash equivalents and investments. Compliance with this limitation will be judged at the time debt is incurred, and a subsequent decrease in EBITDA will not require us to repay debt. In addition, if we assume or incur debt in connection with our initial hotel acquisitions, our debt level could exceed the general limitation described above.
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
     We expect to meet our long-term liquidity requirements, such as hotel property acquisitions through the cash available from the initial public offering and the concurrent private placement and borrowings as well as through cash provided by operations. We intend to invest in hotel properties only as suitable opportunities arise. Following the utilization of the cash available from the initial public offering and concurrent private placement, we intend to finance future investments with the net proceeds from additional issuances of common shares, issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend, in part, on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
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
Sources and Uses of Cash
     At March 31, 2010, we had $302.9 million of cash and cash equivalents and $85.0 million in short-term investments. Short term investments consist of certificates of deposits. On December 14, 2009, we raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares. As of March 31, 2010 we have not invested any of the proceeds from the offering in hotel properties. The Company accrued underwriters’ commissions of $8.1 million that, in accordance with the underwriters’ agreement, will be payable at the time the Company invests the net proceeds from the offering. For the three months ended March 31, 2010, we earned interest income of $977,000 and had cash flow from operations of $419,000.
Contractual Obligations and Off-Balance Sheet Arrangements
     As of March 31, 2010, we were under no contractual obligations and had no off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     We earn interest income from cash and cash equivalents and investments. At March 31, 2010, we had $387.9 million in cash and cash equivalents and short term investments. If interest rates on our cash and cash equivalents and short term investments increase or decrease by 0.1 percent, our interest income will increase or decrease by approximately $0.4 million, respectively.
Item 4T. Controls and Procedures.
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          We are not involved in any material litigation nor, to our knowledge, are any material litigation threatened against us.
Item 1A. Risk Factors.
          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
The net proceeds to us of the Offering were approximately $376.9 million, after the underwriting discount and offering expenses. In accordance with the underwriting agreement, $8.1 million of the underwriting discount and commissions have been accrued and will be paid when the Company purchases assets in accordance with our investment strategy described above under “Business” in an amount equal to at least the amount of the net proceeds. Until that time, the net proceeds including the unpaid underwriting discount and commission have been invested in short-term, interest-bearing, investment-grade securities, and money market accounts that are consistent with our intention to qualify as a REIT.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. (Removed and Reserved).
Item 5. Other information.
          None.
Item 6. Exhibits.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description of Exhibit
3.3	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L. P. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	Filed electronically herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: May 6, 2010	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and Chief Executive Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
3.3	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel. L.P. †

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 †

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

†	Filed electronically herewith.