Form 10-Q
period 2010-06-30
Pebblebrook Hotel Trust
filed 2010-08-06
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to           .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Incorporation or Organization)	27-1055421 (I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Shares of Beneficial Interest ($0.01 par value per share)	39,892,997

Pebblebrook Hotel Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands)

		December 31,
	June 30, 2010	2009
	(Unaudited)
ASSETS
Investment in hotel properties, net	$156,895	$—
Cash and cash equivalents	182,058	319,119
Investments	40,000	70,000
Hotel receivables (net of allowance for doubtful accounts of $0)	1,154	—
Deferred financing costs, net	374	—
Prepaid expenses and other assets	9,090	284

Total assets	$389,571	$389,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$5,069	$1,853
Accrued underwriter fees	8,050	8,050
Advance deposits	371	—

Total liabilities	13,490	9,903
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, 100,000,000 shares authorized; 0 issued issued and outstanding at June 30, 2010 and at December 31, 2009	—	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 20,260,590 issued and outstanding at June 30, 2010; 20,260,000 issued and outstanding at December 31, 2009	203	203
Additional paid-in capital	379,577	379,370
Retained deficit	(4,560)	(147)

Total shareholders’ equity	375,220	379,426

Non-controlling interest	861	74

Total equity	376,081	379,500

Total liabilities and equity	$389,571	$389,403

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
REVENUES
Room	$1,360	$1,360
Food and beverage	770	770
Other operating department	27	27
Other income	59	59

Total revenues	2,216	2,216

EXPENSES
Hotel operating expenses:
Room	298	298
Food and beverage	405	405
Other direct	41	41
Other indirect	645	645

Total hotel operating expenses	1,389	1,389
Depreciation and amortization	223	228
Real estate taxes, personal property taxes & insurance	73	73
General and administrative	2,156	3,642
Hotel property acquisition costs	3,061	3,146

Total operating expenses	6,902	8,478

Operating loss	(4,686)	(6,262)
Interest income	898	1,875

Loss before income taxes	(3,788)	(4,387)
Income tax expense	(26)	(26)

Net loss atttributable to common shareholders	$(3,814)	$(4,413)

Loss per share attributable to common shareholders, basic and diluted	$(0.19)	$(0.22)

Weighted average number of common shares, basic and diluted	20,260,590	20,260,319
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statement of Cash Flows
For the six months ended June 30, 2010
(In thousands)
(Unaudited)

Operating activities
Net loss	$(4,413)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	228
Share-based compensation	980
Changes in assets and liabilities:
Hotel receivables	(830)
Prepaid expenses and other assets	(131)
Accounts payable and accrued expenses	3,613
Advance deposits	21

Net cash used in operating activities	(532)

Investing activities
Acquisition of hotel properties, net of cash acquired	(157,078)
Deposits on hotel properties	(7,500)
Investment in certificates of deposits	(15,000)
Redemption of certificates of deposits	45,000
Purchase of corporate office equipment, computer software, and furniture	(409)

Net cash used in investing activities	(134,987)

Financing activities
Offering costs paid	(1,482)
Payment of deferred financing costs	(60)

Net cash used in financing activities	(1,542)

Net change in cash and cash equivalents	(137,061)
Cash and cash equivalents, beginning of year	319,119

Cash and cash equivalents, end of period	$182,058

The accompanying notes are an integral part of this financial statement.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
     Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust on October 2, 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major coastal markets. On December 14, 2009, the Company raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement (the “initial offering”) of common shares of beneficial interest (“common shares”).
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2010, the Company owned all of the common Operating Partnership units issued by the Operating Partnership. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with its short taxable year ended December 31, 2009. For the Company to qualify as a REIT under the Internal Revenue Code (the “Code”), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), who in turn engage eligible third-party independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements. Since both the Operating Partnership and PHL are controlled by the Company, the principal source of funds on a consolidated basis is from the operations of the Company’s hotels.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statement of operations and consolidated statement of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance as the Company continues to deploy the net proceeds from the initial offering to acquire hotel assets and as a result of the impact of seasonal and other short-term variations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The consolidated financial statements include all of the accounts of the Company and its subsidiaries in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation.
     Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
     The Company’s comprehensive loss equals its net loss attributable to common shareholders and the Company had no items classified as accumulated other comprehensive loss for the three and six months ended June 30, 2010.
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
Investment in Hotel Properties
     Upon acquisition, the Company allocates the purchase price based on the fair value of the acquired land, building, furniture, fixtures and equipment, identifiable intangible assets, other assets and assumed liabilities. Identifiable intangible assets typically arise from contractual arrangements. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and use appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

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
     A hotel is considered held for sale when a contract for sale is entered into, a substantial, non-refundable deposit has been committed by the purchaser, and the sale is expected to close within one year.
Revenue Recognition
     Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the statement of operations.
Income Taxes
     The Company intends to elect to be taxed as a REIT for federal income tax purposes commencing with its short taxable year ending December 31, 2009. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company’s wholly owned taxable REIT subsidiary, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term liquid investments with an original maturity of three months or less. Cash balances in individual banks may exceed federally insurable limits.
Investments
     The Company’s investments consist of certificates of deposits with an original maturity of six months from the date of investment. The carrying value of the certificates of deposits approximates fair value due to their short maturity. Interest income is earned on such investments.
Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid insurance, deposits, and corporate office equipment and furniture.
Organizational and Offering Costs
     The Company expenses organization costs as incurred. In connection with the initial offering, the Company accrued underwriters’ commissions of $8.1 million that, in accordance with the underwriters’ agreement, will be payable at the time the Company invests the net proceeds from the initial offering.

Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders as adjusted for potentially dilutive securities, by the weighted average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per share calculation.
Recent Accounting Standards
     In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 with early adoption permitted, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of Level 3 activity. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years with early adoption permitted. The adoption of this standard did not have an impact on the Company’s financial statements.
     In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities that requires enterprises to perform a more qualitative approach to determining whether or not a variable interest entity will need to be consolidated. This evaluation will be based on an enterprise’s ability to direct and influence the activities of a variable interest entity that most significantly impacts its economic performance. It requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This accounting standard is effective for fiscal years beginning after November 15, 2009. The adoption of this standard did not have an impact on the Company’s financial statements.
Note 3. Acquisition of Hotel Properties
     On June 4, 2010, the Company acquired the 269-room Doubletree Bethesda Hotel located in Bethesda, Maryland for $67.1 million. The acquisition was funded with cash from the Company’s initial offering. The property is leased to PHL and Thayer Lodging Group, Inc. was retained to manage the property. The preliminary allocation of the purchase price to the acquired assets and liabilities based on fair values was as follows (in thousands):

Land	$10,065
Buildings and improvements	53,000
Furniture, fixtures and equipment	4,035
Net working capital	(18)

Net assets acquired	$67,082

     On June 22, 2010, the Company acquired the 416-room Sir Francis Drake Hotel located in San Francisco, California for $90.0 million. The acquisition was funded with cash from the Company’s initial offering. The property is leased to PHL and the Company retained Kimpton Hotels & Restaurants Group, LLC to manage the property. The preliminary allocation of the purchase price to the acquired assets and liabilities based on fair values was as follows (in thousands):

Land	$22,500
Buildings and improvements	60,547
Furniture, fixtures and equipment	6,953
Net working capital	(4)

Net assets acquired	$89,996

     The following unaudited pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2010 and 2009 as if the Doubletree Bethesda and Sir Francis Drake acquisitions were consummated as of January 1, 2009. Since the Company commenced operations on October 2, 2009, pro forma adjustments have been included for corporate general and administrative expenses, hotel property acquisition costs, and income taxes. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions occurred on January 1, 2009 or future results of operations (in thousands, except per share data).

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Total revenues	$13,057	$12,237	$23,308	$23,525
Total hotel operating expenses	10,167	9,044	19,135	18,664
Total operating expenses	14,617	12,549	26,785	28,111
Operating loss	(1,560)	(312)	(3,477)	(4,586)
Net loss	(1,030)	(361)	(2,423)	(4,680)
Net loss per share:
Basic and diluted	(0.05)	(0.02)	(0.12)	(0.23)
Note 4. Investment in Hotel Properties
     The Company did not own any hotel properties at December 31, 2009. Investment in hotel properties as of June 30, 2010 consisted of the following (in thousands):

June 30,
2010
Land.	$32,565
Buildings and improvements	113,547
Furniture, fixtures and equipment	10,988

Investment in hotel properties	$157,100
Accumulated depreciation	(205)

Investment in hotel properties, net	$156,895

     On July 1, 2010, the Company acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million. The acquisition was funded with cash from the Company’s initial public offering. The property is leased to PHL and the Company retained InterContinental Hotels Group to manage the property. Under the terms of the management agreement, the Company is required to fund capital improvements of up to $7.3 million over a three year period.
     The Company currently has two hotel properties under separate contracts for purchase prices aggregating approximately $110.0 million. The Company expects to fund the $36.0 million purchase price on The Grand Hotel Minneapolis with proceeds from the initial offering. The Company expects to fund the $74.0 million purchase price on the Hotel Monaco Washington DC with proceeds from the initial offering and the assumption of a $35.0 million mortgage. The original due diligence period on The Grand Hotel Minneapolis expired and the Company has extended the due diligence period through August 17, 2010. There can be no assurance that the Company will complete the acquisition of either the Hotel Monaco Washington DC or The Grand Hotel Minneapolis.
Note 5. Share-Based Compensation Plan
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. Share awards under this plan generally vest over three to five years. The Company will pay dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of June 30, 2010, there were 309,189 common shares available for issuance under the 2009 Equity Incentive Plan.

The following table provides a summary of restricted share activity for 2010:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2010	15,000	$20.00
Granted	68,747	21.04
Vested	—	—
Forfeited	—	—

Unvested at June 30, 2010	83,747	$20.85

     The fair value of each restricted share award is determined based on the trading price of the Company’s common shares on the grant date. For the three and six months ended June 30, 2010, the Company recognized approximately $0.1 million and $0.2 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statement of operations. As of June 30, 2010, there was $1.5 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted average of 2.8 years.
Long-Term Incentive Partnership Units
     Long-Term Incentive Partnership, or “LTIP”, units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per unit profit distributions as the other outstanding units in the Operating Partnership, which equal per share distributions on common shares. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units, and thereafter, possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the REIT or cash, at the option of the Operating Partnership.
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
     The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants in December and January were valued at $8.50 per LTIP unit on the respective grant dates. Because the Company is a newly formed entity, the Company used an expected volatility of 55 percent and expected stabilized dividend yield of 5 percent which are based on the published historical data of comparable hospitality REITs. The risk-free interest rate of 3.08 percent is based on the U.S. Treasury yield in effect at the time of grant. The fair value of the award was modeled over an expected life of seven years which is the period of time over which the Company expects that the LTIP units will become expired, converted into common Operating Partnership units or rendered worthless following the occurrence of a transaction.
     The fair value estimate also considered the inherent uncertainty that the LTIP units will never reach parity and therefore will have zero economic value to the grantee because either a revaluation event never occurs or because such an event occurs but the value of the business has not increased sufficiently for the LTIP unit holder to reach parity. In reaching the assumption of this uncertainty, the Company considered a number of factors, including but not limited to: the threshold to reach parity would require significant value creation; hotel company stocks are volatile and have trended downward with the Bloomberg REIT Index experiencing an approximately negative 45 percent return over the past 16 years; the Company owned no assets, other than the proceeds from the initial public offering and had no operating history as of the date of grant; the h hospitality business continues to face very challenging operating conditions experiencing significant declines in RevPAR and ADR in the last two years and there are no assurances that these declines will not continue; the Company is heavily dependent on the efforts and service of the Company’s CEO and other key members of management to execute the Company’s business plan; the Company had no acquisition pipeline as of the date of grant; a number of other hotel companies and investors are actively pursuing hotel acquisitions which may increase the costs of potential or acquired hotel assets and reduce projected returns; the Company’s financial resources may be less than the financial resources of its peers potentially limiting the Company’s ability to compete for attractive acquisitions, and various other economic factors and conditions that have adversely impacted the hotel industry. The valuation approach assumes that there is a 50 percent chance that a revaluation event will not occur or will occur, but the value of the business will have declined or will not have increased by an amount that allows for the LTIP units to reach parity with the common Operating Partnership unit holders and thus the LTIP units expire worthless. In addition, the valuation approach assumes there is a 50 percent chance that the Company will have sufficient cash flows to pay the assumed dividend rate.
     For the three and six months ended June 30, 2010, the Company recognized $0.4 million and $0.8 million in share-based compensation expense related to the LTIP units. As of June 30, 2010, there was $7.0 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted average of 4.5 years. As of June 30, 2010, none of the LTIP units have reached parity. The accrued expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 6. Subsequent Events
     On July 1, 2010, the Company acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million. The acquisition was funded with cash from the Company’s initial public offering. The property is leased to PHL and the Company retained InterContinental Hotels Group to manage the property. Under the terms of the management agreement, the Company is required to fund capital improvements of up to $7.3 million over a three year period.
     On July 8, 2010, the Company entered into a $150.0 million senior secured revolving credit facility. The credit facility matures on July 7, 2013, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $200.0 million The credit facility contains certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $2.1 million in fees and expenses in connection with this credit facility which will be amortized over the term of the credit facility.
     On July 28, 2010, the Company completed a secondary offering of 19,550,000 common shares, including the underwriters’ overallotment of 2,550,000 common shares, at an offering price of $17.00 per share. The net proceeds to the Company, after deducting underwriters’ discounts and estimated offering costs, were $318.3 million. The proceeds from this offering will be used to fund future acquisitions, property redevelopments and general business purposes.
     Effective July 1, 2010, one of the Company’s non-employee trustees resigned his position as trustee, and as a result, the 2,500 unvested restricted common shares granted to the trustee were forfeited.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust, or REIT. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P., (the “Operating Partnership”), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner and in which it owns all of the common operating partnership units as of June 30, 2010. In this report, we use the terms “we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
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
Overview
     The Company was formed as a Maryland real estate investment trust to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major coastal markets. On December 14, 2009, we completed our initial public offering and concurrent private placement of our common shares of beneficial interest (“common shares”), netting $379.6 million, after underwriting discounts and offering costs.
     On June 4, 2010, we acquired our first hotel property, the 269-room Doubletree Bethesda Hotel located in Bethesda, Maryland for $67.1 million. On June 22, 2010, we acquired the 416-room Sir Francis Drake Hotel located in San

Francisco, California for $90.0 million. On July 1, 2010, we acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million. In addition, we have agreements to purchase the Hotel Monaco Washington D.C. and the Grand Hotel Minneapolis for purchase prices aggregating approximately $110.0. On July 8, 2010, the Company entered into a $150.0 million senior secured revolving credit facility. The credit facility matures on July 7, 2013, and the Company has a one-year extension option. The Company has the ability to increase the Credit Facility borrowings up to $200.0 million.
     On July 28, 2010, the Company completed a secondary offering of 19,550,000 common shares, including the underwriters’ overallotment of 2,550,000 common shares, at an offering price of $17.00 per share. The net proceeds to the Company, after deducting underwriters’ discounts and estimated offering costs, were $318.3 million. The proceeds from this offering will be used to fund future acquisitions, property redevelopments, return on investment initiatives and general business purposes.
     From August 2008 through 2009, the U.S. lodging industry experienced substantial declines in fundamentals as a result of the global recession and its adverse impact on business and leisure travel. In the first half of 2010, we saw trends of improved fundamentals in the U.S. lodging industry with demand increasing substantially as general economic indicators have begun to experience improvement. In February of 2010, U.S. industry occupancy increased for the first time on a year over year basis since 2008 and in March of 2010, U.S. industry room revenue per available room (“RevPAR”) increased on a year over year basis for the first time since 2008. In June 2010, U.S. industry average daily rate (“ADR”) increased on a year over year basis for the first time since 2008. With supply of available rooms expected to rise at a significantly slower pace over the next several years than during 2006-2008 and demand for rooms expected to increase significantly as the U.S. economy rebounds, we expect meaningful growth in RevPAR to continue throughout 2010 and several years thereafter.
          While we are encouraged by the improvements in economic fundamentals, the unprecedented declines in operating performance experienced by the hotel industry since the recession began will continue to make it a challenging environment for owners and lenders. We believe we are well positioned to take advantage of opportunities created by this difficult operating environment by acquiring hotels in the early years of an economic and lodging industry recovery at attractive historical valuations.
Key Indicators of Financial Condition and Operating Performance
          We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as RevPAR; average daily rate (“ADR”); occupancy percentage; funds from operations (“FFO”); earnings before interest, income taxes, depreciation and amortization (“EBITDA”); and hotel EBITDA. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy percentage and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See “Non-GAAP Financial Matters” for further discussion of FFO and EBITDA.
Results of Operations
Three months ended June 30, 2010
          Results of operations for the three months ended June 30, 2010 include the operating activities of the Doubletree Bethesda Hotel and Executive Meeting Center and Sir Francis Drake hotels since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been fully executed.
Revenues — Total revenue was $2.2 million, which includes room revenue of $1.4 million, food and beverage revenue of $0.8 million and other revenue of less than $0.1 million.
Hotel operating expenses — Hotel operating expenses were $1.4 million. Direct hotel operating expenses included room expense of $0.3 million, food and beverage expense of $0.4 million and other direct expenses of less than $0.1 million. Indirect hotel operating expenses, which include management and franchise fees, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $0.6 million.
Depreciation and amortization — Depreciation and amortization expense was $0.2 million.
Real estate taxes, personal property taxes and insurance — Real estate taxes, personal property taxes and insurance incurred for the Doubletree Bethesda and Sir Francis Drake hotels were $0.1 million.
Corporate general and administrative — Total corporate general and administrative expenses were $2.2 million, which consist of employee compensation costs (including non-cash share-based compensation cost of $0.5 million), professional fees and insurance.

Hotel property acquisition costs — Hotel property acquisition costs incurred for the Doubletree Bethesda and Sir Francis Drake hotels and other acquisition opportunities were $3.1 million.
Interest income — Interest income on cash and cash equivalents and investments was $0.9 million.
Income tax expense — Income tax expense was $26,000, which resulted from taxable income earned by our taxable REIT subsidiary during the period.
Six months ended June 30, 2010
          Results of operations for the six months ended June 30, 2010 include the operating activities of the Doubletree Bethesda Hotel and Executive Meeting Center and Sir Francis Drake hotels since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been fully executed.
Revenues — Total revenue was $2.2 million, which includes room revenue of $1.4 million, food and beverage revenue of $0.8 million and other revenue of less than $0.1 million.
Hotel operating expenses — Hotel operating expenses were $1.4 million. Direct hotel operating expenses included room expense of $0.3 million, food and beverage expense of $0.4 million and other direct expenses of less than $0.1 million. Indirect hotel operating expenses, which include management and franchise fees, utilities, repairs and maintenance, advertising and sales, and general and administrative expenses, were $0.6 million.
Depreciation and amortization — Depreciation and amortization expense was $0.2 million.
Real estate taxes, personal property taxes and insurance — Real estate taxes, personal property taxes and insurance incurred for the Doubletree Bethesda and Sir Francis Drake hotels were $0.1 million.
Corporate general and administrative — Total corporate general and administrative expenses were $3.6 million, which consist of employee compensation costs (including non-cash share-based compensation cost of $1.0 million), professional fees and insurance.
Hotel property acquisition costs — Hotel property acquisition costs incurred for the Doubletree Bethesda and Sir Francis Drake hotels and other acquisition opportunities were $3.1 million.
Interest income — Interest income on cash and cash equivalents and investments was $1.9 million.
Income tax expense — Income tax expense was $26 thousand, which resulted from taxable income earned by our taxable REIT subsidiary during the period.
Non-GAAP Financial Measures
          Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
          We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
          The following table reconciles net loss to FFO for the three and six months ended June 30, 2010 (in thousands, except share and per share data):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Net loss attributable to common shareholders	$(3,814)	$(4,413)
Adjustments:
Depreciation and amortization	205	205

FFO	$(3,609)	$(4,208)

Weighted average shares outstanding — basic and diluted	20,260,590	20,260,319

Diluted FFO per share	$(0.18)	$(0.21)
     EBITDA—EBITDA is defined as earnings before interest, income taxes, and depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
     The following table reconciles net loss to EBITDA for the three and six months ended June 30, 2010 (in thousands):

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Net loss attributable to common shareholders	$(3,814)	$(4,413)
Adjustments:
Interest income	(898)	(1,875)
Income tax expense	26	26
Depreciation and amortization	223	228

EBITDA	$(4,463)	$(6,034)

          Neither FFO nor EBITDA represent cash generated from operating activities as determined by U.S. GAAP and neither should be considered as an alternative to U.S. GAAP net income (loss), as an indication of our financial performance, or to U.S. GAAP cash flow from operating activities, as a measure of liquidity. In addition, FFO and EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.
Critical Accounting Policies
          Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Standards
     See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently adopted accounting pronouncements.
Liquidity and Capital Resources
     On December 14, 2009, we raised approximately $379.6 million, net of underwriting discounts and offering costs, in our initial offering. To date, we have invested approximately $262.1 million of those net proceeds in hotel properties. We currently have two hotel properties under separate contracts for purchase prices aggregating approximately $110.0 million. We expect to fund the $36.0 million purchase price on The Grand Hotel Minneapolis with proceeds from the initial offering. We expect to fund the $74.0 million purchase price on the Hotel Monaco Washington DC with proceeds from the initial offering and the assumption of a $35.0 million mortgage. There can be no assurance that we will complete the acquisition of either the Hotel Monaco Washington DC or The Grand Hotel Minneapolis.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior secured revolving credit facility. Our existing cash balances will fund our operating costs in the near term. As we acquire hotel properties, we believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws.
     We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and property redevelopment, through the net proceeds from additional issuances of common shares, issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
     We intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness and the liquidation preference of any outstanding preferred shares to not more than 4.5x our EBITDA for the 12-month period preceding the incurrence of such debt or the issuance of such preferred shares. Net indebtedness consists of total debt less cash and cash equivalents and investments. Compliance with this limitation will be measured at the time debt is incurred, and a subsequent decrease in EBITDA will not require us to repay debt. In addition, if we assume or incur debt in connection with our hotel acquisitions, our debt level could exceed the general limitation described above.
     On July 8, 2010, we entered into a senior secured revolving credit facility to fund future acquisitions, property redevelopments, return on investment initiatives and general business purposes. Currently, we have no outstanding borrowings under this credit facility. We intend to repay indebtedness incurred under our senior secured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
     On July 28, 2010, we completed a secondary offering of 19,550,000 common shares, including the underwriters’ overallotment of 2,550,000 common shares, at an offering price of $17.00 per share. The net proceeds to us, after deducting underwriters’ discounts and estimated offering costs, were $318.3 million. The proceeds from this offering will be used to fund future acquisitions, property redevelopments and general business purposes.
Sources and Uses of Cash
     For the six months ended June 30, 2010, net cash flows used in operations were $0.4 million; net cash flows used in investing activities were $135.1 million, which consisted of $157.1 million used to acquire the Doubletree Bethesda and Sir Francis Drake hotels, $7.5 million used for deposits on the three properties under contract which had not closed at the end of the second quarter, offset by the net redemption of $30.0 million in investments; and net cash flows used in financing activities were $1.5 million.
     At June 30, 2010, we had $182.1 million of cash and cash equivalents and $40.0 million in short-term investments. Short-term investments consist of certificates of deposits which matured in July 2010. Upon maturity, the investments were held in our money market accounts and will be included in cash and cash equivalents. For the three and six months ended June 30, 2010, we earned interest income of approximately $0.9 million and $1.9 million, respectively.
     To date, we have invested approximately $262.1 million in hotel properties and have two properties under contract for purchase prices aggregating approximately $110.0 million. We expect to fund the $36.0 million purchase price on The Grand Hotel Minneapolis with proceeds from the initial offering. We expect to fund the $74.0 million purchase price on the Hotel Monaco Washington DC with proceeds from the initial offering and the assumption of a $35.0 million mortgage. There can be no assurance that we will complete the acquisition of either the Hotel Monaco Washington DC or the Grand Hotel Minneapolis.
     On July 28, 2010, we completed a secondary offering of 19,550,000 common shares, including the underwriters’ overallotment of 2,550,000 common shares, at an offering price of $17.00 per share. The net proceeds to the Company, after deducting underwriters’ discounts and estimated offering costs, were $318.3 million. The proceeds from this offering will be used to fund future acquisitions, property redevelopments and general business purposes.
Capital Investments
     We maintain all of our hotels, and will maintain each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the management companies. However, we will have approval rights over the capital investments as part of the annual budget process and as required from time to time.
     From time to time, certain of our hotel properties may be undergoing renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and or restaurants, in order to better compete with other hotels in our markets. In addition, often after we acquire a hotel property, we are required to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. Generally we expect to fund such renovations with cash and cash equivalents or borrowings under our credit facility.
Contractual Obligations and Off-Balance Sheet Arrangements
          As of June 30, 2010, we have two properties under contract for purchase prices aggregating approximately $110.0 million, subject to customary closing requirements and conditions. There can be no assurance that we will complete the acquisition of either the Hotel Monaco Washington DC or The Grand Hotel Minneapolis.
Inflation
           We rely on the performance of the hotels to increase revenues to keep pace with inflation. Our hotel operators possess the ability to adjust room rates daily, although, competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
          Demand in the lodging industry is affected by recurring seasonal patterns. We expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles and the geographic locations of the hotels we acquire.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     We earn interest income from cash and cash equivalents and investments. At June 30, 2010, we had $222.1 million in cash and cash equivalents and short-term investments. If interest rates on our cash and cash equivalents and short-term investments increase or decrease by 0.1 percent, our interest income will increase or decrease by approximately $0.2 million, respectively.
          To the extent that we incur debt with variable interest rates, our future income, cash flows and fair values relevant to financial instruments will be dependent upon prevailing market interest rates. As of June 30, 2010, we had no outstanding long-term debt.
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
Item 1A. Risk Factors.

          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Use of Proceeds
          Our registration statement on Form S-11, as amended (Registration No. 333-162412) (the “Registration Statement”), with respect to our initial public offering (the “Offering”) of common shares, par value $0.01 per share, registered up to $402.5 million of common shares and was declared effective on December 8, 2009. We sold a total of 20,125,000 common shares in the Offering, including 2,625,000 common shares issued and sold pursuant to the underwriters’ exercise of the overallotment option for gross proceeds of $402.5 million. The Offering was completed on December 14, 2009. As of the date of filing this report, the Offering has terminated and all of the securities registered pursuant to the Registration Statement have been sold. The joint book-running managers of the Offering were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Raymond James & Associates, Inc. and Wells Fargo Securities, LLC. Co-managers of the offering were Calyon Securities (USA) Inc. and RBC Capital Markets Corporation. The expenses of the offering were as follows (in millions):

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
     The net proceeds to us of the Offering were approximately $376.9 million, after the underwriting discount and offering expenses. In accordance with the underwriting agreement, $8.1 million of the underwriting discount and commissions have been accrued and will be paid when we purchase assets in accordance with our investment strategy described in the Registration Statement in an amount equal to at least the amount of the net proceeds. As of June 30, 2010, we have used the net proceeds to purchase two hotels for an aggregate purchase price of approximately $157.1 million. On July 1, 2010, we purchased a third hotel for approximately $105.0 million. We have two other properties under contract for purchase prices aggregating approximately $110.0 million. Until we have purchased assets for purchase prices aggregating approximately $379.6 million, we will invest the net proceeds, including the unpaid underwriting discount and commission, in short-term, interest-bearing, investment-grade securities and money market accounts in a manner that is consistent with our intention to qualify as a REIT for federal income tax purposes.
          Concurrent with the Offering, on December 14, 2009 we sold an aggregate of 135,000 common shares, par value $0.01 per share, to our Chairman, President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, each of whom represented to us that he is an “accredited investor” (as defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) for an aggregate of $2.7 million at the public offering price per share of $20.00, with no underwriting discounts or commissions, pursuant to the exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
10 .1	Purchase and Sale Agreement (Hotel Monaco Washington DC) (1)

10 .2	Purchase and Sale Agreement (Doubletree Bethesda Hotel and Executive Meeting Center) (2)

10 .3	Purchase and Sale Agreement (Sir Francis Drake Hotel) (2)

10 .4	Purchase and Sale Agreement (InterContinental Buckhead Hotel) (2)

10 .5*	Purchase and Sale Agreement (The Grand Hotel Minneapolis)

31 .1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 13, 2010 (File No. 333-168078).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 12, 2010 (File No. 001-34571).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: August 5, 2010	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10 .1	Purchase and Sale Agreement (Hotel Monaco Washington DC) (1)

10 .2	Purchase and Sale Agreement (Doubletree Bethesda Hotel and Executive Meeting Center) (2)

10 .3	Purchase and Sale Agreement (Sir Francis Drake Hotel) (2)

10 .4	Purchase and Sale Agreement (InterContinental Buckhead Hotel) (2)

10 .5*	Purchase and Sale Agreement (The Grand Hotel Minneapolis)

31 .1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32 .2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 13, 2010 (File No. 333-168078).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 12, 2010 (File No. 001-34571).