Form 10-Q
period 2010-09-30
Pebblebrook Hotel Trust
filed 2010-11-09
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Shares of Beneficial Interest ($0.01 par value per share)	39,893,200

Pebblebrook Hotel Trust

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Investment in hotel properties, net	$367,028	$—
Cash and cash equivalents	370,995	319,119
Restricted cash	1,390	—
Investments	—	70,000
Hotel receivables (net of allowance for doubtful accounts of $0)	3,920	—
Deferred financing costs, net	2,142	—
Prepaid expenses and other assets	5,043	284

Total assets	$750,518	$389,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior secured credit facility	$—	$—
Mortgage debt	35,000	—
Accounts payable and accrued expenses	10,965	1,853
Accrued underwriter fees	8,050	8,050
Advance deposits	1,657	—
Accrued interest	110	—

Total liabilities	55,782	9,903
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, 100,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and at December 31, 2009	—	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 39,810,590 and 20,260,000 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	398	203
Additional paid-in capital	697,950	379,370
Accumulated deficit	(4,868)	(147)

Total shareholders’ equity	693,480	379,426

Non-controlling interest	1,256	74

Total equity	694,736	379,500
Total liabilities and equity	$750,518	$389,403

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenues:
Room	$12,805	$14,165
Food and beverage	7,816	8,586
Other operating department	1,016	1,102

Total revenues	21,637	23,853

Expenses:
Hotel operating expenses:
Room	3,769	4,067
Food and beverage	5,615	6,020
Other direct	452	493
Other indirect	6,006	6,651

Total hotel operating expenses	15,842	17,231
Depreciation and amortization	2,032	2,260
Real estate taxes, personal property taxes and insurance	836	909
Ground rent	11	11
General and administrative	1,729	5,371
Hotel acquisition costs	1,665	4,811

Total operating expenses	22,115	30,593

Operating loss	(478)	(6,740)
Interest income	638	2,513
Interest expense	(471)	(471)

Loss before income taxes	(311)	(4,698)
Income tax benefit (expense)	3	(23)

Net loss atttributable to common shareholders	$(308)	$(4,721)

Loss per share attributable to common shareholders, basic and diluted	$(0.01)	$(0.19)

Weighted average number of common shares, basic and diluted	34,073,090	24,915,173

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statement of Cash Flows
For the nine months ended September 30, 2010
(In thousands)
(Unaudited)

Operating activities
Net loss	$(4,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,260
Share-based compensation	1,506
Amortization of deferred financing costs	175
Deferred income expense	23
Changes in assets and liabilities:
Hotel receivables	(3,453)
Prepaid expenses and other assets	(2,345)
Accounts payable and accrued expenses	7,941
Advance deposits	357

Net cash provided by operating activities	1,743

Investing activities:
Acquisition of hotel properties, net of cash acquired	(331,650)
Improvements and additions to hotel properties	(350)
Deposit on hotel property	(1,000)
Redemption of certificates of deposits	70,000
Purchase of corporate office equipment, computer software, and furniture	(464)
Restricted cash, net	(1,061)

Net cash used in investing activities	(264,525)

Financing activities:
Gross proceeds from issuance of common shares	332,350
Offering costs paid	(15,392)
Payment of deferred financing costs	(2,300)

Net cash provided by financing activities	314,658

Net change in cash and cash equivalents	51,876
Cash and cash equivalents, beginning of year	319,119

Cash and cash equivalents, end of period	$370,995

Supplemental disclosure of cash flow information:
Cash paid for interest	11

Non-cash investing activities:
Assumption of mortgage debt	$35,000

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
     As of September 30, 2010, the Company owned five hotels with approximately 1,430 rooms located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Minneapolis, Minnesota; San Francisco, California; and Washington, D.C.
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2010, the Company owned all of the common Operating Partnership units issued by the Operating Partnership. For the Company to qualify as a REIT under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages eligible third-party independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statement of operations and consolidated statement of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance as the Company continues to deploy the net proceeds from its equity offerings to acquire hotel assets and as a result of the impact of seasonal and other short-term variations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     The Company’s comprehensive loss equals its net loss attributable to common shareholders and the Company had no items classified as accumulated other comprehensive loss for the three and nine months ended September 30, 2010.
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
     Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 25 to 40 years for buildings and improvements and one to ten years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense. These assessments may impact the Company’s results of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term liquid investments with an original maturity of three months or less. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. We maintain cash and cash equivalents with various high credit-quality financial institutions pursuant to an internal investment policy. We continually monitor the credit quality of these financial institutions.
Investments
     The Company’s investments consisted of certificates of deposits with an original maturity of six months from the date of investment. The carrying value of the certificates of deposits approximated fair value due to their short maturity. Interest income was earned on such investments.
Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits, inventories, and corporate office equipment and furniture.

Deferred Financing Costs
     Financing costs related to debt are deferred and amortized over the remaining life of the debt.
Organizational and Offering Costs
     The Company expenses organization costs as incurred. Costs related to the offering of securities are presented as a reduction in shareholders’ equity. The Company accrued underwriters’ commissions of $8.1 million in connection with its initial public offering that, in accordance with the underwriters’ agreement, will be payable at the time the Company invests the net proceeds from the initial offering.
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
Note 3. Acquisition of Hotel Properties
     On June 4, 2010, the Company acquired the 269-room Doubletree Bethesda Hotel located in Bethesda, Maryland for $67.1 million. The acquisition was funded with cash from the Company’s initial public offering. Thayer Lodging Group was retained to manage the property.
     On June 22, 2010, the Company acquired the 416-room Sir Francis Drake Hotel located in San Francisco, California for $90.0 million. The acquisition was funded with cash from the Company’s initial public offering. Kimpton Hotels and Restaurants was retained to manage the property.
     On July 1, 2010, the Company acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million. The acquisition was funded with cash from the Company’s initial public offering. InterContinental Hotels Group was retained to manage the property. Under the terms of the management agreement, the Company is required to fund capital improvements of up to $7.3 million over a three year period.
     On September 9, 2010, the Company acquired the 183-room Hotel Monaco located in Washington, D.C. for $74.0 million. The acquisition was funded with $39.0 million of available cash and the assumption of a $35.0 million mortgage. The hotel is subject to a ground lease with the United States of America that expires in 2059. The hotel is required to pay the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The percentage of gross hotel revenues and food and beverage revenues ranges from 3% in the initial years to 8.5% in the later years. The Company retained Kimpton Hotels and Restaurants to manage the property. The Company is currently evaluating the fair value of potential intangible assets resulting from the assumed ground lease and mortgage.
     On September 29, 2010, the Company acquired the 140-room Grand Hotel located in Minneapolis, Minnesota for $33.0 million. The acquisition was funded with available cash. The Company retained Kimpton Hotels and Restaurants to manage the property. The Company is currently evaluating the fair value of potential intangible assets resulting from the existing retail leases.
     The preliminary allocation of fair value to the acquired assets and liabilities, which may be adjusted upon final analysis, is as follows (in thousands):

	Doubletree	Sir Francis	InterContinental	Hotel	Grand Hotel
	Bethesda	Drake	Buckhead	Monaco DC	Minneapolis
Land	$10,065	$22,500	$25,000	$—	$4,950
Buildings and improvements	53,000	60,547	69,000	71,448	27,676
Furniture, fixtures and equipment	4,035	6,953	11,000	2,414	300
Inventories	—	—	—	138	74
Net working capital	(18)	(4)	(1,542)	(593)	(293)

Net assets acquired	$67,082	$89,996	$103,458	$73,407	$32,707

     The following unaudited pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2010 and 2009 as if the Doubletree Bethesda, Sir Francis Drake, InterContinental Buckhead, Hotel Monaco and Grand Hotel Minneapolis acquisitions were consummated as of January 1, 2009. Since the Company commenced operations on October 2, 2009, pro forma adjustments have been included for corporate general and administrative expenses, hotel property acquisition costs, and income taxes. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions occurred on January 1, 2009 or future results of operations (in thousands, except per-share data).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Total revenues	$27,403	$26,142	$81,977	$81,324
Operating income (loss)	2,117	(798)	4,637	281
Net income (loss)	1,406	(1,425)	2,921	(1,613)
Net income (loss) per share:
Basic and diluted	0.04	(0.07)	0.12	(0.08)
Note 4. Investment in Hotel Properties
     The Company did not own any hotel properties at December 31, 2009. Investment in hotel properties as of September 30, 2010 consisted of the following (in thousands):

Land	$62,515
Buildings and improvements	281,783
Furniture, fixtures and equipment	24,940

Investment in hotel properties	$369,238
Less: Accumulated depreciation	(2,210)

Investment in hotel properties, net	$367,028

     The Company has two hotel properties under contract for purchase prices aggregating approximately $191.8 million. The Company expects to fund these acquisitions with available cash, borrowings from its credit facility, proceeds from new borrowings or a combination thereof. There can be no assurance that the Company will complete these acquisitions.
Note 5. Equity
Common Shares
     The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by our board of trustees.
     On December 14, 2009, the Company raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement (the “initial offering”) of common shares.
     On July 28, 2010, the Company raised $318.3 million, net of underwriting discounts and offering costs, in a follow-on offering of 19,550,000 common shares.
Preferred Shares
     The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company had no preferred shares outstanding as of September 30, 2010 and December 31, 2009.
Operating Partnership Units
     When issued, holders of Operating Partnership units will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares, at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders. As of September 30, 2010 and December 31, 2009, respectively, there were no Operating Partnership units held by unaffiliated third parties.
Note 6. Share-Based Compensation Plan
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. Share awards under this plan generally vest over three to five years. The Company will pay dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of September 30, 2010, there were 310,529 common shares available for issuance under the 2009 Equity Incentive Plan.
The following table provides a summary of restricted share activity for 2010:

		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2010	15,000	$20.00
Granted	69,907	20.99
Vested	—	—
Forfeited	(2,500)	20.00

Unvested at September 30, 2010	82,407	$20.84

     The fair value of each restricted share award is determined based on the trading price of the Company’s common shares on the grant date. For the three and nine months ended September 30, 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statement of operations. As of September 30, 2010, there was $1.4 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted average of 2.6 years.
Long-Term Incentive Partnership Units
     Long-Term Incentive Partnership, or “LTIP”, units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of operating income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units, and thereafter, will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
     On December 14, 2009, upon completion of the Company’s initial public offering and concurrent private placement, the Company’s Operating Partnership issued 881,750 LTIP units to executives and officers of the Company under the 2009 Equity Incentive Plan. On January 11, 2010, the Company’s Operating Partnership issued 47,349 LTIP units to a new executive officer of the Company. These LTIP units vest ratably on each of the first five anniversaries of their date of grant.
     The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants in December and January were valued at $8.50 per LTIP unit on the respective grant dates. Because the Company is a newly formed entity, the Company used an expected volatility of 55 percent and expected stabilized dividend yield of 5 percent which are based on the published historical data of comparable hospitality REITs. The risk-free interest rate of 3.08 percent is based on the seven year U.S. Treasury yield in effect at the time of grant. The fair value of the award was modeled over an expected life of seven years which is the period of time over which the Company expects that the LTIP units will become expired, converted into common Operating Partnership units or rendered worthless following the occurrence of a transaction.

     The fair value estimate also considered the inherent uncertainty that the LTIP units may never reach parity and therefore may have zero economic value to the grantee because either a revaluation event never occurs or because such an event occurs but the value of the business has not increased sufficiently for the LTIP unit holder to reach parity. In reaching the assumption of this uncertainty, the Company considered a number of factors, including but not limited to: the threshold to reach parity would require significant value creation; hotel company stocks are volatile and have trended downward, with the Bloomberg REIT Index experiencing an approximately negative 45 percent return over the past 16 years; the Company owned no assets, other than the proceeds from the initial public offering and had no operating history as of the date of grant; the hospitality business was facing very challenging operating conditions and experiencing significant declines in RevPAR and ADR in the preceding years and there were no assurances that these declines would not continue; the Company was heavily dependent on the efforts and service of the Company’s CEO and other key members of management to execute the Company’s business plan; the Company had no acquisition pipeline as of the date of grant; a number of other hotel companies and investors were actively pursuing hotel acquisitions which could have increased the costs of potential or acquired hotel assets and reduced projected returns; the Company’s financial resources may have been less than the financial resources of its peers, potentially limiting the Company’s ability to compete for attractive acquisitions, and various other economic factors and conditions that have adversely impacted the hotel industry. The valuation approach assumes that there is a 50 percent chance that a revaluation event will not occur or will occur, but the value of the business will have declined or will not have increased by an amount that allows for the LTIP units to reach parity with the common Operating Partnership unit holders and thus the LTIP units expire worthless. In addition, the valuation approach assumes there is a 50 percent chance that the Company will have sufficient cash flows to pay the assumed dividend rate.
     For the three and nine months ended September 30, 2010, the Company recognized $0.4 million and $1.2 million, respectively, in share-based compensation expense related to the LTIP units. As of September 30, 2010, there was $6.6 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted average of 4.3 years. As of September 30, 2010, none of the LTIP units had reached parity. The accrued expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 7. Debt
Mortgage Debt
     In conjunction with the Company’s acquisition of the Hotel Monaco, the Company assumed a $35.0 million interest-only mortgage debt. The debt matures in March 2012 and has a fixed annual interest rate of 5.68%. The mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that trigger “cash trap” provisions as well as restrictions on incurring additional debt without lender consent. As of September 30, 2010, the Company was in compliance with the financial covenants of the mortgage debt.
Senior Secured Credit Facility
     On July 8, 2010, the Company entered into a $150.0 million senior secured revolving credit facility. The credit facility matures on July 7, 2013, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $200.0 million with lender approval. Interest on borrowings under the credit facility is LIBOR plus 3.00% to 4.00%, depending on the Company’s leverage ratio and subject to a LIBOR floor of 1.5%. The credit facility contains certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $2.0 million in fees in connection with this credit facility which will be amortized over the term of the credit facility. As of September 30, 2010, the Company had no outstanding borrowings under the credit facility. As of September 30, 2010, the Company was in compliance with the credit facility debt covenants.

Note 8. Earnings per Common Share
     The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three	For the nine
	months ended	months ended
	September 30, 2010	September 30, 2010
Numerator:
Net (loss) income attributable to common shareholders	$(308)	$(4,721)
Less: Dividends paid on unvested restricted shares	—	—
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss (income) attributable to common shareholders	$(308)	$(4,721)

Denominator:
Weighted-average number of common shares — basic	34,073,090	24,915,173
Unvested restricted shares (1)	—	—

Weighted-average number of common shares — diluted	34,073,090	24,915,173

Loss per share attributable to common shareholders — basic and diluted	$(0.01)	$(0.19)

(1)	Anti-dilutive for all periods presented.
     For the three and nine months ended September 30, 2010, 82,407 unvested restricted shares were excluded from diluted weighted-average common shares as their effect would have been anti-dilutive.
Note 9. Commitments and Contingencies
Management Agreements
     The Company’s hotel properties operate pursuant to management agreements with various management companies. The management agreements require the payment of a base management fee generally between 2% and 5% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel.
Reserve Funds
     Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, generally 3.0% to 5.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment.
Restricted Cash
     At September 30, 2010, the Company had $1.4 million in restricted cash, the majority of which consists of reserves for replacement of furniture and fixtures under certain hotel management agreements or lender requirements.

Litigation
     The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company may obtain insurance to cover potential material losses. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Note 10. Subsequent Events
     On November 3, 2010, the Company acquired the 254-room Skamania Lodge located in Stevenson, Washington for $55.8 million, less working capital. The acquisition was funded with available cash. The Company retained Destination Hotels and Resorts to manage the property.
     In November 2010, the Company paid $8.1 million of accrued underwriters’ commissions as a result of satisfying the capital investment requirement of its initial public offering proceeds pursuant to the underwriting agreement.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust, or REIT. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (the “Operating Partnership”), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner and in which it owns all of the common operating partnership units as of September 30, 2010. In this report, we use the terms “the Company”,“we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project”, “forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
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
Overview
     The Company was formed as a Maryland real estate investment trust to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major coastal markets. On December 14, 2009, we completed our initial public offering and concurrent private placement of our common shares of beneficial interest (“common shares”), netting $379.6 million, after underwriting discounts and offering costs. On July 28, 2010, the Company completed a secondary offering of 19,550,000 common shares, including the underwriters’ overallotment of 2,550,000 common shares, at an offering price of $17.00 per share. The net proceeds to the Company, after underwriters’ discounts and offering costs, were $318.3 million.

     As of September 30, 2010, we own five hotels with approximately 1,430 rooms:
•	On June 4, 2010, we acquired our first hotel property, the 269-room Doubletree Bethesda Hotel located in Bethesda, Maryland for $67.1 million.

•	On June 22, 2010, we acquired the 416-room Sir Francis Drake Hotel located in San Francisco, California for $90.0 million.

•	On July 1, 2010, we acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million.

•	On September 9, 2010, we acquired the 183-room Hotel Monaco located in Washington D.C. for $74.0 million, which includes assumption of a $35.0 million mortgage debt.

•	On September 29, 2010, we acquired the 140-room Grand Hotel located in Minneapolis, Minnesota for $33.0 million.
     We currently have two hotel properties under contract for purchase prices aggregating approximately $191.8 million. The Company expects to fund these acquisitions with available cash, borrowings from our credit facility, proceeds from new borrowings or a combination thereof. There can be no assurance that we will complete these acquisitions.
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
     The U.S. hotel industry continued to recover during the third quarter as the result of a strong rebound in corporate transient and group travel which has recovered at a significantly faster pace than previously projected. As a result, this has led to strong growth in occupancy, with more recent increases in average daily rates (“ADR”). Hotel demand growth continues to be strong across most of the major urban markets, and we expect to begin to see increases in occupancy allow for increases in average daily rates in the majority of urban markets.
     Despite the uncertainty about the overall strength and speed of the economic recovery, we remain optimistic that we are at the beginning of a long and healthy recovery in the hotel industry. We continue to believe that our Company is positioned to take advantage of the opportunities in the market, and we continue to operate under the belief that this is an opportune time to acquire high quality hotels in major metropolitan locations at attractive cash yields and meaningful discounts to their long-term economic values.
Key Indicators of Financial Condition and Operating Performance
     We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as RevPAR; ADR; occupancy percentage; funds from operations (“FFO”); earnings before interest, income taxes, depreciation and amortization (“EBITDA”); and hotel EBITDA. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy percentage and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See “Non-GAAP Financial Measures” for further discussion of FFO and EBITDA.
Results of Operations
Three months ended September 30, 2010
     Results of operations for the three months ended September 30, 2010 include the operating activities of the five hotels we own since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been fully executed.
Revenues — Total revenue was $21.6 million, which includes room revenue of $12.8 million, food and beverage revenue of $7.8 million and other revenue of $1.0 million.
Hotel operating expenses — Hotel operating expenses were $15.8 million. Direct hotel operating expenses included rooms expense of $3.8 million, food and beverage expense of $5.6 million, and other direct expenses of $0.5 million. Other indirect hotel operating expenses, which include management and franchise fees, utilities, repairs and maintenance, marketing and sales, and general and administrative expenses, were $6.0 million.
Depreciation and amortization — Depreciation and amortization expense was $2.0 million.

Real estate taxes, personal property taxes and insurance — Real estate taxes, personal property taxes and insurance incurred for the five hotels were $0.8 million.
Corporate general and administrative — Total corporate general and administrative expenses were $1.7 million, which consist of employee compensation costs (including non-cash share-based compensation cost of $0.5 million), professional fees, insurance and other expenses.
Hotel property acquisition costs — Hotel property acquisition costs were $1.7 million.
Interest income — Interest income on cash and cash equivalents and investments was $0.6 million.
Interest expense — Interest expense incurred was $0.5 million which included unused fees on our credit facility, interest on our mortgage debt, and amortization of deferred financing fees.
Nine months ended September 30, 2010
     Results of operations for the nine months ended September 30, 2010 include the operating activities of the five hotels we own since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been fully executed.
Revenues — Total revenue was $23.9 million, which includes room revenue of $14.2 million, food and beverage revenue of $8.6 million and other revenue of $1.1 million.
Hotel operating expenses — Hotel operating expenses were $17.2 million. Direct hotel operating expenses included rooms expense of $4.1 million, food and beverage expense of $6.0 million and other direct expenses of $0.5 million. Other indirect hotel operating expenses, which include management and franchise fees, utilities, repairs and maintenance, marketing and sales, and general and administrative expenses, were $6.7 million.
Depreciation and amortization — Depreciation and amortization expense was $2.3 million.
Real estate taxes, personal property taxes and insurance — Real estate taxes, personal property taxes and insurance incurred for the five hotels were $0.9 million.
Corporate general and administrative — Total corporate general and administrative expenses were $5.4 million, which consist of employee compensation costs (including non-cash share-based compensation cost of $1.5 million), professional fees, insurance and other expenses.
Hotel property acquisition costs — Hotel property acquisition costs incurred for the five hotels and other acquisition opportunities were $4.8 million.
Interest income — Interest income on cash and cash equivalents and investments was $2.5 million.
Interest expense — Interest expense incurred was $0.5 million which included unused fees on our credit facility, interest on our mortgage debt, and amortization of deferred financing fees.
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

     The following table reconciles net loss to FFO for the three and nine months ended September 30, 2010 (in thousands except share and per-share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010

Net loss attributable to common shareholders	$(308)	$(4,721)
Adjustments:
Depreciation and amortization	2,005	2,210

FFO	$1,697	$(2,511)

Weighted average shares outstanding — basic	34,073,090	24,915,173
Weighted average shares outstanding — diluted	34,074,695	24,915,173
     EBITDA—EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
     The following table reconciles net loss to EBITDA for the three and nine months ended September 30, 2010 (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010

Net loss attributable to common shareholders	$(308)	$(4,721)
Adjustments:
Interest income, net	(167)	(2,042)
Income tax expense	(3)	23
Depreciation and amortization	2,032	2,260

EBITDA	$1,554	$(4,480)

Corporate expense	3,395	10,183

Hotel EBITDA	$4,949	$5,703

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
Liquidity and Capital Resources
     On December 14, 2009, we raised approximately $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares.
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
     On July 28, 2010, we raised approximately $318.3 million, net of underwriting discounts and offering costs, in a follow-on offering of 19,550,000 common shares.
     We currently have two hotel properties under contract for purchase prices aggregating approximately $191.8 million. The Company expects to fund these acquisitions with available cash, borrowings from our credit facility, proceeds from new borrowings or a combination thereof. There can be no assurance that we will complete these acquisitions.
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior secured revolving credit facility. Our existing cash balances will fund our operating costs in the near term. As we acquire additional hotel properties, we believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws.
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
     Over the long-term, we intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 4.5x our EBITDA for the 12-month period preceding the incurrence of that debt. Net indebtedness consists of total debt less cash and cash equivalents and investments. Compliance with this limitation will be measured at the time debt is incurred, and a subsequent decrease in EBITDA will not require us to repay debt. In addition, if we assume or incur debt in connection with our hotel acquisitions, our debt level could exceed the general limitation described above.
Sources and Uses of Cash
     For the nine months ended September 30, 2010, net cash flows provided by operations were $1.7 million; net cash flows used in investing activities were $264.5 million, which consisted of $331.7 million used to acquire the five hotels, $1.0 million used for a deposit on one property under contract which had not closed at the end of the third quarter, $1.1 million increase in restricted cash, offset by the redemption of $70.0 million in investments; and net cash flows provided by financing activities were $314.7 million.
     At September 30, 2010, we had $371.0 million of cash and cash equivalents. For the three and nine months ended September 30, 2010, we earned interest income of approximately $0.6 million and $2.5 million, respectively.
     To date, we have invested approximately $424.9 million in six hotel properties and have two properties under contract for purchase prices aggregating approximately $191.8 million. We expect to fund the purchase of the properties under contract from available cash, borrowings from our credit facility, proceeds from new borrowings or a combination thereof.
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
Capital Investments
     We intend to maintain all of our hotels, and will maintain each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as required from time to time.
     From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and or restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the respective franchisor’s standards. Generally we expect to fund these improvements with cash and cash equivalents or borrowings under our credit facility.

Contractual Obligations and Off-Balance Sheet Arrangements
     The table below summarizes our contractual obligations as of September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loan (1)	$37,982	$1,988	$35,994	$—	$—
Ground lease (2)	8,818	180	360	360	7,918
Corporate office lease	1,119	254	547	318	—

Total	$47,919	$2,422	$36,901	$678	$7,918

(1)	Amounts include interest expense.

(2)	The ground lease on the Hotel Monaco Washington DC provides for the greater of base or percentage rent, adjusted for CPI increases. The table assumes base rent for all periods presented and does not include assumptions for CPI adjustments.
     We have two properties under contract for purchase prices aggregating approximately $191.8 million, subject to customary closing requirements and conditions. There can be no assurance that we will complete these acquisitions.
Inflation
     We rely on the performance of the hotels to increase revenues to keep pace with inflation. Our hotel operators possess the ability to adjust room rates daily although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
     Demand in the lodging industry is affected by recurring seasonal patterns. Generally, we expect that we will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles and the geographic locations of the hotels we acquire.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     We earn interest income from cash and cash equivalents and investments. At September 30, 2010, we had $371.0 million in cash and cash equivalents. If interest rates on our cash and cash equivalents and short-term investments increase or decrease by 0.1 percent, our interest income will increase or decrease by approximately $0.4 million, respectively.
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

Underwriting discounts and commissions	$24.2
Expenses paid to or for our underwriters	0.0
Other expenses	1.4

Total underwriting discounts and expenses	$25.6
     All of the foregoing underwriting discounts and expenses were direct or indirect payments to persons other than: (i) our trustees, officers or any of their associates; (ii) persons owning ten percent (10 percent) or more of our common shares; or (iii) our affiliates.
     The net proceeds to us of the Offering were approximately $376.9 million, after the underwriting discount and offering expenses. In accordance with the underwriting agreement, $8.1 million of the underwriting discount and commissions have been accrued and will be paid when we purchase assets in accordance with our investment strategy described in the Registration Statement in an amount equal to at least the amount of the net proceeds of the offering. As of September 30, 2010, we have used the net proceeds to purchase five hotels for an aggregate purchase price of approximately $369.1 million. Until we have purchased assets for purchase prices aggregating approximately $379.6 million, we will invest the net proceeds, including the unpaid underwriting discount and commission, in short-term, interest-bearing, investment-grade securities and money market accounts in a manner that is consistent with our intention to qualify as a REIT for federal income tax purposes. In November 2010, we paid $8.1 million of accrued underwriters’ commissions as a result of satisfying the capital investment requirement of this offering.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
10.1	Articles of Amendment and Restatement of Pebblebrook Hotel Trust (1)

10.2	Bylaws of Pebblebrook Hotel Trust (1)

10.3	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (1)

10.4	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P . (2)

10.5
Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (2)

10.6	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (2)

10.7
Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (2)

10.8
Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (2)

10.9
Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent. (3)

10.10	Purchase and Sale Agreement (Doubletree Bethesda Hotel and Executive Meeting Center) (4)

10.11	Purchase and Sale Agreement (Sir Francis Drake Hotel) (4)

10.12	Purchase and Sale Agreement (InterContinental Buckhead Hotel) (4)

10.13*	Purchase and Sale Agreement (Skamania Lodge)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 13, 2010 (File No. 333-168078).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2010 (File No. 001-34571).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2010 (File No. 001-34571).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 12, 2010 (File No. 001-34571).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: November 8, 2010	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Articles of Amendment and Restatement of Pebblebrook Hotel Trust (1)

10.2	Bylaws of Pebblebrook Hotel Trust (1)

10.3	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (1)

10.4	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P . (2)

10.5
Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (2)

10.6	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (2)

10.7
Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (2)

10.8
Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (2)

10.9
Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent. (3)

10.10	Purchase and Sale Agreement (Doubletree Bethesda Hotel and Executive Meeting Center) (4)

10.11	Purchase and Sale Agreement (Sir Francis Drake Hotel) (4)

10.12	Purchase and Sale Agreement (InterContinental Buckhead Hotel) (4)

10.13*	Purchase and Sale Agreement (Skamania Lodge)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description of Exhibit
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-11 filed with the SEC on July 13, 2010 (File No. 333-168078).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 13, 2010 (File No. 001-34571).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 9, 2010 (File No. 001-34571).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 12, 2010 (File No. 001-34571).