Form 10-K
period 2010-12-31
Pebblebrook Hotel Trust
filed 2011-02-23
CIK 1474098

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34571
PEBBLEBROOK HOTEL TRUST

Maryland (State of Incorporation or Organization)	27-1055421 (IRS Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)
240-507-1300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☑ No
The aggregate market value of the 20,130,995 common shares of beneficial interest held by non-affiliates of the registrant was $379,469,256 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2010.
The number of common shares of beneficial interest outstanding as of February 15, 2011 was 39,973,176.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2011) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13, and 14.

Pebblebrook Hotel Trust

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
     This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust (“REIT’) under the Internal Revenue Code of 1986, as amended (“the Code”) and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.
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
     The “Company,” “we” or “us” means Pebblebrook Hotel Trust, a Maryland real estate investment trust, and one or more of its subsidiaries (including Pebblebrook Hotel, L.P., our operating partnership), or, as the context may require, Pebblebrook Hotel Trust only or our operating partnership only.

PART I
Item 1. Business.
General
     Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major coastal markets, which we believe present significant barriers-to-entry for new hotel supply and are likely to experience the most robust recovery in meeting and room-night demand as the U.S. economy improves. As of December 31, 2010, we owned eight hotels with approximately 2,300 rooms located in six states and the District of Columbia and had one hotel property with 252 rooms under contract to purchase.
     Substantially all of our assets are held by, and all of our operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). We are the sole general partner of our Operating Partnership. At December 31, 2010, we owned all of the common operating partnership units issued by the Operating Partnership. We operate as a REIT for federal income tax purposes. For us to qualify as a REIT under the Code, we cannot operate the hotels we acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary (“TRS”) lessees which in turn engage eligible independent contractors to manage our hotels. Each of these lessees is treated as a TRS for federal income tax purposes and will be consolidated into our financial statements for accounting purposes. The earnings of our TRS lessees are subject to taxation like other regular C corporations.
Business Objectives and Strategies
     We invest in hotel properties located primarily in major U.S. cities, such as Atlanta, Boston, Chicago, Minneapolis, New York, Los Angeles, Philadelphia, San Francisco and Washington, D.C. with an emphasis on major coastal metropolitan markets. We believe these markets have significant barriers-to-entry and will experience the most robust recovery in meeting and room-night demand as the U.S. economy continues its recovery. In addition, we also target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as Hawaii, south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. In addition, we may seek to acquire branded, upscale, select-service hotels in our primary urban target markets. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high customer service levels. The select-service hotels in which we may invest generally will not have comprehensive business meeting or banquet facilities and will have limited food and beverage outlets. We believe that our target markets, including the coastal cities and resort markets, are characterized by significant barriers-to-entry and that room-night demand and average daily rate (“ADR”) growth of these types of hotels will likely continue to outperform the national average, as they have historically.
     We utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:
•	premier locations, facilities and other competitive advantages not easily replicated;

•	significant barriers-to-entry in the market, such as scarcity of development sites, regulatory hurdles, high per-room development costs and long lead times for new development;

•	acquisition prices at a significant discount to replacement cost;

•	properties not subject to long-term management contracts with hotel management companies;

•	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

•	opportunities to implement value-added operational improvements; and

•	strong demand growth characteristics supported by favorable demographic indicators.
     We believe that as the U.S. economy continues to recover and generate positive gross domestic product (“GDP”) growth, upper-upscale full-service hotels and resorts and upscale select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Hotel developers’ inability to source construction financing over the past 24 to 36 months, and likely for the next two to three years, has created an environment in which minimal new lodging supply is expected to be added through at least 2013. We believe that as transient and group travel rebounds, existing supply will accommodate incremental room-night demand, allowing hotel owners to grow occupancy and increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand.
     We generally seek to enter into flexible management contracts with third-party hotel management companies for the operation of our hotels that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be invested in other hotel properties that offer more attractive risk-adjusted returns.
     We currently do not intend to engage in significant development or redevelopment of hotel properties. However, we do expect to engage in partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. Over the long-term, we may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding rooms, meeting facilities or other amenities.
     We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, we do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property. Additionally, we may co-invest in hotels in the future with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.
Financing Strategies
     Over the long-term, we expect to maintain a low-leverage capital structure and intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 4.5x the pro forma annualized earnings before income taxes, depreciation and amortization, or EBITDA, for the 12-month period preceding the incurrence of such debt or the issuance of such preferred shares. Net indebtedness consists of total debt less cash and cash equivalents and investments. Over time, we intend to finance our long-term growth with common and preferred equity issuances and debt financing having staggered maturities. Our debt includes mortgage debt secured by our hotel properties and may include unsecured debt in the future.
     We anticipate using our senior secured revolving credit facility to fund future acquisitions (following investment of the net proceeds of our public offerings and mortgage debt financings), as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the senior secured credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations.
     When purchasing hotel properties, we may issue limited partnership interests in our Operating Partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares. To date, we have not issued any limited partnership interests in our Operating Partnership to purchase hotels properties.
Competition
     We compete for hotel investment opportunities with institutional investors, private equity investors, other REITs and numerous local, regional and national owners, including franchisors, in each of our target markets. Some of these entities have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.
     The hotel industry is highly competitive. Hotels we acquire compete with other hotels for guests in our markets. Competitive factors include location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and room revenue per available room (“RevPAR”) of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality
     Demand in the lodging industry is affected by recurring seasonal patterns. Generally, we expect lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. The general trends are, however, greatly influenced by overall economic cycles and the geographic locations of the hotels that we own.
Governmental Environmental Regulations
     Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell a property. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
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
     We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. Prior to closing a property acquisition, we obtain Phase I environmental site assessments, or ESAs, in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property’s chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I environmental assessments or other information indicates possible contamination or where our consultants recommend such procedures. However, these ESAs or other investigations may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.
     We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our present properties.
Tax Status
     We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 2009. As a result, we are not generally subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning to the nature of our gross income and assets and specifying generally that we must distribute at least 90 percent of REIT taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.
     For us to qualify as a REIT under the Code, we cannot operate the hotels we acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage eligible independent contractors to manage our hotels. Each of these lessees will be treated as a TRS for federal income tax purposes. The earnings of our TRS lessees are subject to taxation like other regular C corporations.

Employees
     We currently employ 15 full-time employees. None of our employees is a member of any union; however, some employees of our hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
Available Information
     Our Internet website is located at www.pebblebrookhotels.com. Copies of the charters of the committees of our board of trustees, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission, or SEC, including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC’s website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
Item 1A. Risk Factors.
     Our business is subject to numerous risks. Our results of operations depend upon many factors, including our ability to implement our business strategy, the availability of opportunities to acquire assets, the level and volatility of interest rates, the cost and availability of short- and long-term credit, financial market conditions and general economic conditions.
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
Risks Related to Our Business and Properties
We have a limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders.
     We were organized in October 2009 and commenced operations following our initial public offering in December 2009. We therefore have a limited operating history. Our ability to make or sustain distributions to our shareholders will depend on many factors, including our ability to identify attractive acquisition opportunities that satisfy our investment strategy, our success in consummating acquisitions on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms and conditions in the financial markets, the real estate market and the economy. We face competition in acquiring attractive hotel properties, including from firms with more capital and other resources than we have. The value of the hotel properties that we acquire may decline substantially after we purchase them. We may not be able to operate our business successfully or implement our operating policies and investment strategy successfully. Furthermore, we may not be able to generate sufficient operating cash flow to pay our operating expenses and make distributions to our shareholders.
     As a recently formed company, we are subject to the risks of any recently established business enterprise, including risks that we will be unable to attract and retain qualified personnel, create effective operating and financial controls and systems or effectively manage our anticipated growth, any of which eventualities could have a material adverse effect on our business and our operating results.
The purchase of properties we put under contract may not be consummated.
     From time to time, we enter into purchase and sale agreements for hotel properties. These transactions, whether or not consummated, require substantial time and attention from management. Furthermore, potential acquisitions require significant expense, including expenses for due diligence, legal fees and related overhead. To the extent we do not consummate one or more of the transactions and fail to acquire any or all of these hotels, these expenses will not be offset by revenues from these properties.

We depend on the efforts and expertise of our key executive officers and would be adversely affected by the loss of their services.
     We depend on the efforts and expertise of our Chairman, President and Chief Executive Officer, as well as our other executive officers, to execute our business strategy. The loss of their services, and our inability to find suitable replacements, would have an adverse effect on our business.
Our senior executive officers have broad discretion to make investments, and they may make investments where the returns are substantially below expectations or which result in net operating losses.
     Our senior executive officers have broad discretion, within the general investment criteria established by our board of trustees, to invest our capital and to determine the timing of such investments. In addition, our investment policies may be revised from time to time at the discretion of our board of trustees, without a vote of our shareholders. Such discretion could result in investments that may not yield returns consistent with expectations.
We invest in the upper-upscale segment of the lodging market, which is highly competitive and generally subject to greater volatility than most other market segments and could negatively affect our profitability.
     The upper-upscale segment of the hotel business is highly competitive. Our hotel properties compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. There are many competitors in the upper-upscale segment, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and RevPAR at our hotels. Over-building in the lodging industry may increase the number of rooms available and may decrease occupancy and ADR. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is adversely affected by the relatively high fixed costs of operating upper-upscale hotels.
Our returns could be negatively impacted if the third-party management companies that operate our hotels do not manage our hotel properties effectively.
     Since federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage any of our hotel properties. Instead, we lease all of our hotel properties to subsidiaries that qualify as TRSs, under applicable REIT laws, and our TRS lessees retain third-party managers to operate our hotels pursuant to management contracts. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees, to hotels that compete with hotel properties that we own or acquire, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests.
     We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we may not be able to force the management company to change its method of operating our hotels. We generally will attempt to resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. We can only seek redress if a management company violates the terms of the applicable management contract with a TRS lessee, and then only to the extent of the remedies provided for under the terms of the management contract. Additionally, in the event that we need to replace any management company, we may be required by the terms of the management contract to pay substantial termination fees and may experience significant disruptions at the affected hotels.
Restrictive covenants in our management contracts could preclude us from taking actions with respect to the sale or refinancing of a hotel property that would otherwise be in our best interest.
     We may enter into management contracts that contain some restrictive covenants or acquire properties subject to existing management contracts that do not allow the flexibility we seek, including management contracts that restrict our ability to terminate the contract or require us to pay significant termination fees. For example, the terms of some management contracts may restrict our ability to sell a property unless the purchaser is not a competitor of the manager and assumes the related management contract and meets specified other conditions which may preclude us from taking actions that would otherwise be in our best interest or could cause us to incur substantial expense.
Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.
     Our leases with our TRS lessees require our TRS lessees to pay us rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessees’ ability to pay us rent due under the leases, including but not limited to increases in: wage and benefit costs; repair and maintenance expenses; property taxes; insurance costs; and other operating expenses. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Our hotels operated under franchise agreements are subject to risks arising from adverse developments with respect to the franchise brand and to costs associated with maintaining the franchise license.
     Certain of our hotel properties operate under franchise agreements and we anticipate that some of the hotels we acquire in the future will operate under franchise agreements. We are therefore subject to the risks associated with concentrating hotel investments in several franchise brands, include reductions in business following negative publicity related to one of the brands or the general decline of a brand.
     The maintenance of the franchise licenses for branded hotel properties is subject to the franchisors’ operating standards and other terms and conditions. Franchisors periodically inspect hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our TRS lessees or one of our third-party management companies to maintain these standards or other terms and conditions could result in a franchise license being cancelled. If a franchise license is cancelled due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel property. As a condition of maintaining a franchise license, a franchisor could require us to make capital expenditures, even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. We may risk losing a franchise license if we do not make franchisor-required capital expenditures.
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
     To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants, and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.
We may use a portion of the net proceeds from our public offerings to make distributions to our shareholders, which would, among other things, reduce our cash available to invest in hotel properties and may reduce the returns on your investment in our common shares.
     Prior to the time we have fully invested the net proceeds of our public offerings, we may fund distributions to our shareholders out of the net proceeds of these offerings, which would reduce the amount of cash we have available to invest in hotel properties and may reduce the returns on your investment in our common shares. The use of these net proceeds for distributions to shareholders could adversely affect our financial results. In addition, funding distributions from the net proceeds of these offerings may constitute a return of capital to our shareholders, which would have the effect of reducing each shareholder’s tax basis in our common shares.
If we cannot obtain financing, our growth will be limited.
     To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior secured revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Past events in the financial markets have adversely impacted the credit markets and, as a result, recently credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available and many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions. If adverse conditions in the credit markets — in particular with respect to real estate or lodging industry finance —materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.
Debt service obligations could adversely affect our overall operating results, may require us to sell hotel properties, may jeopardize our qualification as a REIT and could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.
     Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. Although we intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 4.5x the pro forma annualized EBITDA for the 12-month period preceding the incurrence of new debt, our board of trustees may modify or eliminate this limitation at any time without the approval of our shareholders. As a result, we may be able to incur substantial additional debt, including secured debt, in the future. Incurring debt could subject us to many risks, including the risks that our cash flow from operations will be insufficient to make required payments of principal and interest, our debt may increase our vulnerability to adverse economic and industry conditions, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing cash available for distribution to our shareholders, funds available for operations and capital expenditures, future business opportunities or other purposes, the terms of any refinancing will not be as favorable as the terms of the debt being refinanced and the use of leverage could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.
     If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow, and, consequently, cash available for distribution to our shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotel properties on disadvantageous terms, potentially resulting in losses. We have placed and will continue to place mortgages on certain of our hotel properties to secure debt. To the extent we cannot meet any of our debt service obligations, we will risk losing to foreclosure some or all of our pledged hotel properties. Also, covenants applicable to debt could impair our planned investment strategy and, if violated, result in a default. If we violate covenants relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.
     Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior secured revolving credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. We may obtain one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT— to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel properties in order to meet our debt service obligations at times, which may not permit us to receive an attractive return on our investments.
Our cash and cash equivalents and short- term investments are maintained in a limited number of financial institutions and the funds in those institutions may not be fully or federally insured.

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
Due to our concentration in hotel investments, a downturn in the lodging industry would adversely affect our operations and financial condition.
     Our primary business is hotel-related. Therefore, a downturn in the lodging industry, in general, and the segments and markets in which we operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Unanticipated expenses and insufficient demand for hotels in new geographic markets could adversely affect our profitability and our ability to make distributions to our shareholders.
     As part of our business strategy, we have acquired and may in the future acquire or develop hotel properties in geographic areas in which our management may have little or no operating experience and in which potential customers may not be familiar with the brand of that particular hotel. As a result, we may have to incur costs relating to the opening, operation and promotion of such hotel properties that are substantially greater than those incurred in other areas. These hotels may attract fewer customers than other hotel properties we may acquire, while at the same time, we may incur substantial additional costs with such hotel properties. Unanticipated expenses and insufficient demand at a new hotel property, therefore, could adversely affect our financial condition and results of operations.
Our conflicts of interest policy may not adequately address all of the conflicts of interest that may arise with respect to our activities.
     In order to avoid any actual or perceived conflicts of interest with our trustees, officers or employees, we have adopted a conflicts of interest policy to specifically address some of the conflicts relating to our activities. Although under this policy any transaction, agreement or relationship in which any of our trustees, officers or employees has an interest must have the approval of a majority of our disinterested trustees, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.
Risks Related to Debt and Financing
Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our shareholders.
     Our existing senior secured revolving credit facility contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our shareholders.
     Certain of our loan agreements contain cash trap provisions that may get triggered if the performance of our hotels decline beyond a threshold. When these provisions are triggered, substantially all of the profit generated by our hotels is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our various lenders. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could affect our liquidity and our ability to make distributions to our shareholders.
There is refinancing risk associated with our debt.
     Our typical debt contains limited principal amortization; therefore the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
     All of our indebtedness for borrowed money, except our senior secured revolving credit facility, is secured by single property first mortgage liens on the applicable property. In addition, we may place mortgages on our hotel properties to secure our line of credit in the future. If we default on any of the secured loans or the senior secured revolving credit facility, the lender will be able to foreclose on the property pledged to secure the loan.
     In addition to losing the property, a foreclosure may result in recognition of taxable income. Under the Code, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our shareholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.
Acquiring outstanding debt secured by a hotel or resort property may expose us to risks of costs and delays in acquiring the underlying property.
     We may acquire outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can ultimately foreclose or otherwise acquire ownership of the underlying property in the near-term through foreclosure, deed-in-lieu of foreclosure or other means. However, if we do acquire such debt, borrowers may seek to assert various defenses to our foreclosure or other actions and we may not be successful in acquiring the underlying property on a timely basis, or at all, in which event we could incur significant costs and experience significant delays in acquiring such properties, all of which could adversely affect our financial performance and reduce our expected returns from such investments. In addition, we may not earn a current return on such investments particularly if the loan that we acquire is in default.

Risks Related to the Lodging Industry
Current economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.
     The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. The recent global economic downturn led to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
     We anticipate that recovery of demand for products and services provided by the lodging industry will lag improvement in economic conditions. We cannot predict how slow the global economic recovery will be or how slow the recovery in the lodging industry will be. A new period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Our operating results and ability to make distributions to our shareholders may be adversely affected by various operating risks common to the lodging industry.
     Our hotel properties have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. A typical office property owner, for example, has long-term leases with third-party tenants, which provide a relatively stable long-term stream of revenue. Our TRS lessees, on the other hand, do not enter into a lease with a hotel manager. Instead, our TRS lessees engage the hotel manager pursuant to a management contract and pay the manager a fee for managing the hotel. The TRS lessees receive all the operating profit or losses at the hotel. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.
     In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:
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
     We compete for investment opportunities with entities that may have substantially greater financial and other resources than we have. These entities generally may be able to accept more risk than we can prudently manage. This competition may generally limit the number of suitable investment opportunities offered to us or the number of properties that we are able to acquire. This competition may also increase the bargaining power of property owners seeking to sell to us, making it more difficult for us to acquire new properties on attractive terms.
The seasonality of the lodging industry may cause fluctuations in our quarterly revenues that cause us to borrow money to fund distributions to our shareholders.
     The lodging industry is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in our revenues. Our quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in certain quarters in order to offset these fluctuations in revenues and to make distributions to our shareholders.
The cyclical nature of the lodging industry may cause the returns from our investments to be less than we expect.
     The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry fundamentals, and overbuilding has the potential to further exacerbate the negative impact of poor economic conditions. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or a continued growth in lodging supply, could result in continued deterioration in lodging industry fundamentals and returns that are substantially below expectations, or result in losses, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Capital expenditure requirements at our properties may be costly and require us to incur debt, postpone improvements, reduce distributions or otherwise adversely affect the results of our operations and the market price of our common shares.
     Some of the hotel properties we acquire need renovations and capital improvements at the time of acquisition and all the hotel properties we have acquired and will acquire in the future will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors of these hotel properties also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, our lenders often require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:
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
     Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, room revenues may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
We may be adversely affected by increased use of business-related technology which may reduce the need for business related travel.
     The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
Future terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
     Previous terrorist attacks and subsequent terrorist alerts have adversely affected the U.S. travel and hospitality industries over the past several years, often disproportionately to the effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be definitively determined, but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.
The outbreak of influenza or other widespread contagious disease could reduce travel and adversely affect hotel demand.
     The widespread outbreak of infectious or contagious disease in the U.S., such as the H1N1 virus, could reduce travel and adversely affect the hotel industry generally and our business in particular.
Uninsured and underinsured losses could result in a loss of capital.
     We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will remain available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, and losses from terrorist activities may not be insurable in whole or in part or may not be economically insurable.
     In the event of a substantial loss, our insurance coverage may not be sufficient to cover the full market value or replacement cost of our lost investment. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a hotel property, as well as the anticipated future revenue from the property. In that event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. Inflation, changes in building codes and ordinances, environmental considerations and other factors might also keep us from using insurance proceeds to replace or renovate a hotel after it has been damaged or destroyed. Under those circumstances, the insurance proceeds we receive might be inadequate to restore our economic position on the damaged or destroyed property.

Our hotels may be subject to unknown or contingent liabilities which could cause us to incur substantial costs.
     The hotel properties that we own or may acquire are or may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided under the transaction agreements related to the sales of the hotel properties may not survive the closing of the transactions. While we will seek to require the sellers to indemnify us with respect to breaches of representations and warranties that survive, such indemnification may be limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties. In addition, the total amount of costs and expenses that may be incurred with respect to liabilities associated with these hotels may exceed our expectations, and we may experience other unanticipated adverse effects, all of which may adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Noncompliance with environmental laws and regulations could subject us to fines and liabilities which could adversely affect our operating results.
     Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.
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
     Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. Compliance with the ADA’s requirements could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.
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
     During 2010, we acquired the Monaco Washington DC by acquiring a leasehold interest in land underlying the property from the U.S. government and in February 2011, we acquired the Argonaut Hotel in a similar fashion. We may acquire additional hotels in the future through the purchase of hotels subject to ground leases. Sale of property subject to ground leases may require the consent of the lessor. This consent requirement may make it more difficult or expensive to sell or finance the hotels subject to ground leases.
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
Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions to our shareholders.
     Each of our hotel properties is subject to real and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. If property taxes increase, our financial condition, results of operations and our ability to make distributions to our shareholders could be materially and adversely affected and the market price of our common shares could decline.
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
     Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties, as described below in

“Our Business—Governmental Environmental Regulations.”
     Certain hotel properties we own or may own in the future may contain, or may have contained, asbestos-containing building materials, or ACBMs. Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.
     We have obtained Phase ESAs on our hotel properties and expect to do so for the hotel properties we acquire in the future. ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.
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
     When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or health concerns arise.
Our mortgage debt obligations expose us to increased risk of property losses to foreclosure, which could adversely affect our financial condition, cash flow and ability to satisfy our other debt obligations and make distributions to our shareholders.
     Incurring mortgage debt increases our risk of property losses, because any defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure but would not receive any cash proceeds. As a result, we may be required to identify and utilize other sources of cash for distributions to our shareholders with respect to that income.
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
     In order for us to qualify and remain qualified as a REIT, no more than 50 percent in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws to include various kinds of entities) during the last half of any taxable year. To assist us in qualifying as a REIT, our declaration of trust contains a share ownership limit. Generally, any of our shares owned by affiliated owners will be added together for purposes of the share ownership limit.
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
Further issuances of equity securities may be dilutive to current shareholders.
     We expect to issue additional common shares or preferred shares to raise the capital necessary to finance hotel acquisitions, refinance debt or pay portions of future dividends. In addition, we may issue units in our operating partnership, which are redeemable on a one-for-one basis for our common shares, to acquire hotels. Such issuances could result in dilution of our shareholders’ equity interests.
Future offerings of debt securities or preferred shares, which would be senior to our common shares upon liquidation and for the purpose of distributions, may cause the market price of our common shares to decline.
     In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, could have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
We have entered into an agreement with each of our executive officers that requires us to make payments in the event the officer’s employment is terminated by us without cause, by the officer for good reason or under certain circumstances following a change of control of our company.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We are a recently formed company that is developing financial and operational reporting and control systems. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually issue their own opinion on our internal controls over financial reporting. We cannot be certain that we will be successful in maintaining adequate internal controls over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.
Federal Income Tax Risk Factors
Our failure to qualify, or to remain qualified, as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.
     We have elected to be taxed as a REIT for federal income tax purposes, commencing with our taxable year ended December 31, 2009. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.
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
     To qualify and maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined before the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•	85 percent of our REIT ordinary income for that year;

•	95 percent of our REIT capital gain net income for that year; and

•	any undistributed REIT taxable income from prior years.
     We have distributed, and we intend to continue to distribute, our REIT taxable income to our shareholders in a manner intended to satisfy the 90 percent distribution requirement and to avoid both corporate income tax and the 4 percent nondeductible excise tax. However, there is no requirement that TRSs distribute their after tax net income to their parent REIT or their shareholders.
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
Under Internal Revenue Service, or IRS, guidance, we may pay taxable dividends in the form of our common shares and cash, in which case shareholders may sell our common shares to pay tax on such dividends, placing downward pressure on the market price of our common shares.
     Under IRS guidance, we may distribute taxable dividends that are payable in cash and common shares at the election of each shareholder. Under Revenue Procedure 2010-12, up to 90 percent of any such taxable dividend paid with respect to our 2011 taxable year could be payable in our common shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such dividends in excess of the cash dividends received. If a U.S. shareholder sells the common shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common shares. If we utilize Revenue Procedure 2010-12 and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common shares.
Our TRS lessees increase our overall tax liability.
     Our TRS lessees are subject to federal and state income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses (including management fees) for such hotel properties and rent payments to us. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100 percent penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.
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
     Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25 percent of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm’s-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 25 percent limitation discussed above or to avoid application of the 100 percent excise tax discussed above.
If the leases of our hotel properties to our TRS lessees are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.
     To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our operating partnership by our TRS lessees pursuant to the lease of our hotel properties constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for federal income tax purposes, we would fail to qualify as a REIT.
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
     Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” We believe that our TRSs qualify to be treated as TRSs for federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRSs lessees from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for federal income tax purposes.
     Additionally, if our hotel managers do not qualify as “eligible independent contractors,” we will fail to qualify as a REIT. Each of the hotel management companies that enter into a management contract with our TRS lessees must qualify as an “eligible independent contractor” under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own, directly or through its shareholders, more than 35 percent of our outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35 percent thresholds are complex. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
     The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates has been reduced by legislation to 15 percent (through the end of 2012). Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.
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
If our subsidiary REIT failed to qualify as a REIT, we could be subject to higher taxes and could fail to remain qualified as a REIT.
     Our Operating Partnership owns 100% of the common shares of a subsidiary REIT that will elect to be taxed as a REIT under the federal income tax laws commencing with its short taxable year ending December 31, 2010. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made a “protective” TRS election with respect to our subsidiary REIT and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election with respect to our subsidiary REIT were to be effective in the event of the failure of the subsidiary REIT to qualify as a REIT, the subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or our subsidiary REIT could avail itself of certain relief provisions.
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
     At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.
The share ownership restrictions of the Code for REITs and the 9.8 percent share ownership limit in our declaration of trust may inhibit market activity in our shares and restrict our business combination opportunities.
     In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50 percent in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of a taxable year for each taxable year. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of our shares.
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
     We and our subsidiaries may be subject to income tax by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax. Many states and localities are currently financially distressed as a result of the recent recession. As these states and localities seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our common shares.
Item 1B. Unresolved Staff Comments.
     None.

Item 2. Properties.
     We lease our headquarters located at 2 Bethesda Metro Center, Suite 1530, Bethesda, Maryland 20814.
     At December 31, 2010, we owned eight hotels.

Property	Location	Number of Rooms
1. DoubleTree by Hilton Bethesda-Washington DC	Bethesda, MD	269
2. Sir Francis Drake	San Francisco, CA	416
3. InterContinental Buckhead (1)	Buckhead, GA	422
4. Monaco Washington DC(1)(2)	Washington, D.C.	183
5. The Grand Hotel Minneapolis	Minneapolis, MN	140
6. Skamania Lodge	Stevenson, WA	254
7. Sheraton Delfina	Santa Monica, CA	310
8. Sofitel Philadelphia(1)	Philadelphia, PA	306

		2,300

(1)	This property is subject to mortgage/debt at December 31, 2010.

(2)	This property is subject to a long-term ground lease.
Hotel Managers and Hotel Management Agreements
     We are a party to hotel management agreements with Destination Hotels and Resorts, Kimpton Hotels and Restaurants (“Kimpton”), InterContinental Hotels Group, Sofitel (Accor SA), Thayer Lodging Group and Viceroy Hotel Group.
   Our management agreements have the terms described below:
•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 2.0% and 4.0% of the applicable hotel’s revenues, as determined in the agreements.

•	Incentive Management and Other Fees. Some of our management agreements provide for the payment of incentive management fees between 10.0% and 20.0% of gross operating profit or as a percentage of, or in excess of, certain thresholds of net operating income or cash flow of the applicable hotel, if certain criteria are met. Certain of the management agreements also provide for the payment by us of sales and marketing, accounting and other fees.

•	Terms. The initial terms of our management agreements range from 5 years to 20 years not including renewals, and 5 years to 40 years including renewals.

•	Ability to Terminate. Many of our management agreements are terminable at will by us upon payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination.

•	Operational Services. Each manager has exclusive authority to supervise, direct and control the day-to-day hotel operation and management including establishing all room rates, processing reservations, procuring inventories, supplies and services, hiring and firing employees and independent contractors and preparing public relations, publicity and marketing plans for the hotel.

•	Executive Supervision and Management Services. Each manager supervises all managerial and other hotel employees, reviews hotel operation and maintenance, prepares reports, budgets and projections, and provides other administrative and accounting support services for the hotel. Under certain management agreements, we have approval rights over certain key management personnel at the hotel.

•	Chain Services. Our management agreements with major hotel franchisors require the managers to furnish chain services that are generally made available to other hotels managed by such operators. Such services may, for example, include: (1) the development and operation of computer systems and reservation services; (2) management and administrative services; (3) marketing and sales services; (4) human resources training services; and (5) such additional services as may from time to time be more efficiently performed on a national, regional or group level.

•	Working Capital. Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of supplies such as linens and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from the hotel operations are insufficient to meet the financial requirements of the hotel.

•	Furniture, Fixtures and Equipment Replacements. We are required to invest in the hotels and to provide all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once a year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine capital repairs to be performed in the following year and an estimate of funds that are necessary therefore subject to our review and approval. For purposes of funding the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 3.0% to 4.0%) or held by us, as owner.

•	Building Alterations, Improvements and Renewals. Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major capital repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as are required by reason of laws or regulations or, in each manager’s reasonable judgment, to keep each respective hotel in a safe, competitive and efficient operating condition.

•	Sale of a Hotel. Certain of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets other specified conditions.
Item 3. Legal Proceedings.
     We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.
Item 4. Removed and Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our common shares began trading on the New York Stock Exchange, or the NYSE, on December 9, 2009 under the symbol “PEB”. The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	Calendar Year 2010			Calendar Year 2009
	High	Low	Dividend	High	Low	Dividend
First Quarter	$21.75	$20.01	—	—	—	—
Second Quarter	$21.09	$17.93	—	—	—	—
Third Quarter	$19.25	$17.09	—	—	—	—
Fourth Quarter	$20.96	$18.01	$0.12	$22.27	$20.45	—
     The closing price per share of our common shares, as reported by the NYSE on December 31, 2010 was $20.32.
Shareholder Information
     On February 15, 2011, there were 22 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
     The following graph provides a comparison of the cumulative total return on our common shares from December 9, 2009, the date on which our shares began trading, to the NYSE closing price per share on December 31, 2010 with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 9, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity

Index. The total return values do not include any dividends declared, but not paid, during the period.
The actual returns shown on the graph above are as follows:

	Initial	Value of initial	Value of
	investment at	investment at	investment at
	December 9,	December 31,	December 31,
Name	2009	2009	2010
Pebblebrook Hotel Trust	$100.00	$107.63	$99.36
Russell 2000 Index	$100.00	$104.58	$131.04
FTSE NAREIT Equity Index	$100.00	$105.07	$134.44
Dividend
     On January 14, 2011, we paid a dividend to our shareholders of record as of December 31, 2010 in the amount of $0.12 per share. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will generally be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. Of the $0.12 dividend paid on January 14, 2011, $0.069 represented ordinary income for 2010 and the remaining $0.051 will be recognized as a 2011 distribution.
     The declaration of dividends by our company is in the sole discretion of our board of trustees, and depends on our actual cash flow, financial condition, capital expenditure requirements for our hotels, the annual distribution requirements under the REIT provisions of the Code and such other factors as the board of trustees deems relevant.

Securities Sold
     Concurrent with the closing of our initial public offering on December 14, 2009, we issued and sold an aggregate of 135,000 common shares to Jon E. Bortz, our Chairman, President and Chief Executive Officer, and to Raymond D. Martz, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, in a private placement, exempt from registration pursuant to Regulation D under the Securities Act. The aggregate offering price for these shares was $2,700,000, and there were no underwriting discounts or commissions. Each of Mr. Bortz and Mr. Martz represented to us that he is an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D under the Securities Act).
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
     The net proceeds to us of the Offering were approximately $376.9 million, after the underwriting discount and offering expenses. In accordance with the underwriting agreement, we accrued $8.1 million of the underwriting discount and commissions and paid them in November 2010 after we had purchased hotel assets in accordance with our investment strategy described in the Registration Statement in an amount equal to at least the amount of the net proceeds of the Offering. As of November 2010, we had used more than all of the net proceeds of the Offering to purchase six hotels for an aggregate purchase price of approximately $389.9 million.
Item 6. Selected Financial Data.
     The following table includes selected historical financial information. We acquired all eight hotels owned at December 31, 2010 in 2010 and, therefore, the operating results for the year ended December 31, 2010 represent operations from the respective dates in 2010 on which we acquired the hotels. As a result our operations are not indicative of the results we expect when our investment strategy has been fully implemented and when we have owned the properties for a full year. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” and all of the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

		From October 2, 2009
	Year ended December	(inception) through
	31, 2010	December 31, 2009
	(In thousands, except share and per-share data)
Revenues:
Room	$32,804	$—
Food and beverage	21,984	—
Other operating department	2,973	—

Total revenues	57,761	—
Expenses:
Hotel operating expenses:
Room	9,718	—
Food and beverage	15,113	—
Other direct	1,288	—
Other indirect	16,724	—

Total hotel operating expenses	42,843	—
Depreciation and amortization	5,776	—
Real estate taxes, personal property taxes and property insurance	2,220	—
Ground rent	124	—
General and administrative	8,319	262
Hotel acquisition costs	6,581	—

Total operating expenses	65,863	262

Operating loss	(8,102)	(262)
Interest income	3,020	115
Interest expense	(1,640)	—

Loss before income taxes	(6,722)	(147)
Income tax benefit (expense)	80	—
Net loss atttributable to common shareholders	$(6,642)	$(147)

Loss per share attributable to common shareholders, basic and diluted	$(0.23)	$(0.04)

Weighted-average number of common shares, basic and diluted	28,669,851	4,011,198

	As of December 31,
	2010	2009
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$599,714	$—
Cash and cash equivalents	221,543	319,119
Investments	—	70,000
Total assets	855,515	389,403
Senior secured credit facility	—	—
Mortgage debt	143,570	—
Total shareholders’ equity	686,912	379,426

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The lodging industry began 2010 in the midst of the second-worst recession in the history of the United States. From 2008 to 2009, the industry saw the most significant year-over-year decline in occupancy, ADR and RevPAR. There was, however, cautious optimism for recovery in the lodging industry and its recovery in 2010 proved to be much stronger than anticipated. Year-over-year RevPAR increased 5.6% from 2009, marking the first positive annual growth in RevPAR since 2007 and substantially outperforming industry-wide growth expectations. Leading the recovery in hotel room demand was the corporate transient segment, which has been fueled by increasingly encouraging corporate profits and, while tentative, a growing sentiment of stability in the marketplace. As a result, overall hotel room demand is now within 1.5% of prior peak levels and the capital markets have seen increased activity over the last three to six months. While the industry has seen a sharp change in sentiment over the past year, it has also offered mixed signals. Group demand has lagged with a more protracted and plodding recovery, having only recovered approximately 40% of the overall decline from the last downturn, and while unemployment continues to remain stagnant, consumer spending has started to rebound, particularly in the fourth quarter of 2010. These mixed signals continue to present opportunities in the acquisition market, particularly as prior or pending debt maturities at un-financeable levels put pressure on owners to sell their properties.
     We believe acquisition opportunities from distressed owners will continue throughout 2011, as the loan balance in special servicing now approaches $12 billion, and hotel transaction volume as a whole is expected to increase significantly over the next 12 to 18 months as a result of the encouraging fundamental operating outlook. Along with expected increasing transaction volume, 2011 is expected to yield increased pricing power across much of the industry. As much as 60% of RevPAR growth in 2011 could come from rate improvement, a development that is largely attributable to the rapid recovery of demand in 2010, particularly in high barriers-to-entry major U.S. cities and their urban cores. We believe this pricing power, combined with improved group bookings and better overall visibility in the economy, continues to support healthier operating fundamentals and a continued industry recovery. As a result, we continue to believe we are in a strong position to take advantage of opportunities in 2011, both in the acquisition market and through continued operating improvement of our current portfolio.
     Significant highlights of our activities for the year ended December 31, 2010 are as follows:
•	Acquisitions — We acquired eight properties in 2010 for purchase prices aggregating $614.7 million. The properties we acquired are: the DoubleTree by Hilton Bethesda-Washington DC (June 4, 2010), the Sir Francis Drake (June 22, 2010), the InterContinental Buckhead (July 1, 2010), Monaco Washington DC (September 9, 2010), The Grand Hotel Minneapolis (September 29, 2010), Skamania Lodge (November 3, 2010), Sheraton Delfina Santa Monica (November 19, 2010) and Sofitel Philadelphia (December 3, 2010).

•	Credit facility — We secured a three-year $150 million senior secured revolving credit facility on July 8, 2010, which may be increased to $200 million subject to lender approval.

•	Follow-on offering — We completed a follow-on public offering of our common shares on July 28, 2010. We sold 19,550,000 common shares, including 2,550,000 common shares upon the exercise of the underwriters’ over-allotment option, at the offering price of $17.00 per share. The net proceeds to us, after deducting underwriting discounts and offering-related costs, were $318.3 million.

•	Shelf registration — On December 29, 2010, we filed a shelf registration statement on Form S-3 with the SEC. Under the shelf registration statement, we may offer up to $500.0 million in equity and debt securities from time to time. The registration statement was declared effective on January 11, 2011.

•	Mortgage debt — We arranged an aggregate of $143.6 million of long-term first mortgage debt on three of our properties: the Monaco Washington DC, the InterContinental Buckhead and the Sofitel Philadelphia. Each loan is non-recourse and secured by a first mortgage lien on the individual property.

•	Dividends — On December 15, 2010, we declared our first quarterly dividend of $0.12 per common share. The dividend was subsequently paid on January 14, 2011 to shareholders of record as of December 31, 2010.
Recent Developments
     On January 6, 2011, we entered into debt secured by a first mortgage lien on the Skamania Lodge. The debt has a principal balance of $31.0 million, a term of five years, bears interest at a fixed annual rate of 5.44%, and requires monthly principal and interest payments of $174,898.
     On January 21, 2011, we entered into debt secured by a first mortgage lien on the DoubleTree by Hilton Bethesda-Washington DC. The debt has a principal balance of $36.0 million, a term of five years, bears interest at a fixed annual rate of 5.28% and requires interest-only payments for the first twelve months and, beginning in March 2012, will require monthly principal and interest payments of $199,407 through February 2016, the maturity date.
     On February 16, 2011, we acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million, which includes the assumption of an interest-only $42.0 million first mortgage loan with a fixed annual interest rate of 5.67% that matures March 11, 2012. This hotel is subject to a long-term ground lease with the United States Department of the Interior, National Park Service that expires in 2059.
Results of Operations
     Results of operations for the year ended December 31, 2010 include the operating activities of our eight hotels owned since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been more fully executed. Our net loss for the year ended December 31, 2010 was $6.6 million compared to a net loss of $147,000 for the year ended December 31, 2009.
Year ended December 31, 2010
     Prior to the acquisition of our first hotel property in June 2010, we had no revenues and incurred general and administrative expenses and acquisition costs. For the year ended December 31, 2010, we had total revenue of $57.8 million, which includes room, food and beverage, and other revenue from our eight hotels owned since their respective dates of acquisition. Hotel operating expenses, which include direct and indirect expenses, were $42.8 million.
Revenues and operating expenses for our hotels for the year ended December 31, 2010 (in thousands) are as follows:

		Operating
	Revenues	Expenses
DoubleTree by Hilton Bethesda-Washington DC	$9,209	$5,956
Sir Francis Drake	18,823	15,054
InterContinental Buckhead	14,947	10,727
Monaco Washington DC	6,890	4,647
The Grand Hotel Minneapolis	2,047	1,598
Skamania Lodge	2,111	2,019
Sheraton Delfina	2,100	1,557
Sofitel Philadelphia	1,634	1,285

	$57,761	$42,843

Depreciation and amortization — Depreciation and amortization expense was $5.8 million.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and property insurance incurred were $2.2 million.
Corporate general and administrative — Total corporate general and administrative expenses were $8.3 million, which consist of employee compensation costs (including non-cash share-based compensation cost of $2.0 million), professional fees, insurance and other expenses.
Hotel acquisition costs — Hotel acquisition costs incurred for the acquisition of our eight owned hotels and the pursuit of other acquisition opportunities were $6.6 million.
Interest income — Interest income on cash and cash equivalents was $3.0 million.
Interest expense — Interest expense incurred was $1.6 million, which included unused commitment fees on our credit facility, interest on our mortgage debt, and amortization of deferred financing fees.

October 2, 2009 (inception) through December 31, 2009
     We were formed on October 2, 2009. We completed our initial public offering in December 2009 and received proceeds, net of underwriting discounts and offering-related costs, of approximately $379.6 million. We owned no hotel properties at December 31, 2009. Our net loss for the period from inception (October 2, 2009) through December 31, 2009, was $147,000. We earned $115,000 in interest income on cash and short term investment balances and incurred $262,000 in general and administrative expenses. The general and administrative expenses primarily consisted of professional fees, employee compensation costs, and corporate insurance.
Non-GAAP Financial Measures
     Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
     We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization of real estate assets, gains (losses) from sales of real estate, the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
     The following table reconciles net loss to FFO for the periods ended December 31, 2010 and 2009 (in thousands):

		From October 2,
	Year ended	2009 (inception) to
	December 31, 2010	December 31, 2009

Net loss attributable to common shareholders	$(6,642)	$(147)
Adjustments:
Depreciation and amortization	5,698	—

FFO	$(944)	$(147)

     EBITDA—EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

     The following table reconciles net loss to EBITDA for the periods ended December 31, 2010 and 2009 (in thousands):

		From October 2,
	Year ended	2009 (inception) to
	December 31, 2010	December 31, 2009

Net loss attributable to common shareholders	$(6,642)	$(147)
Adjustments:
Interest expense	1,640	—
Income tax (benefit) expense	(80)	—
Depreciation and amortization	5,776	—

EBITDA	$694	$(147)

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
Critical Accounting Policies
     We consider these policies critical because they require estimates about matters that are inherently uncertain, involve various assumptions and require significant management judgment, and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Applying different estimates or assumptions may result in materially different amounts reported in our financial statements.
Hotel Properties
Investment in Hotel Properties
     Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.
     Hotel renovations and/or replacements of assets that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
Held for Sale
     We will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying amount of the hotel, we will record an impairment loss and will cease recording depreciation expense. We will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
Depreciation and Amortization
     Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings, land improvements, and building improvements and one to 10 years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract.

     We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact our results of operations.
Impairment
     The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. We will adjust our assumptions with respect to the remaining useful life of the hotel property when circumstances changes, such as an expiring ground lease or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
Revenue Recognition
     Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.
Share-Based Compensation
     We have adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates. The long-term incentive partnership (“LTIP”) units were valued using a Monte Carlo simulation method model, which requires a number of assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant.
Income Taxes
     To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. We may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, our wholly owned taxable REIT subsidiary, which leases our hotels from the Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Recently Issued Accounting Standards
     In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures in the first quarter of 2011. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.
Liquidity and Capital Resources
     On December 14, 2009, we raised approximately $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of our common shares.
     On July 28, 2010, we raised approximately $318.3 million, net of underwriting discounts and offering-related costs, in a follow-on offering of common shares.
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
     Over the long-term, we intend to limit the sum of the outstanding principal amount of our consolidated net indebtedness to not more than 4.5x the proforma annualized EBITDA for the 12-month period preceding the incurrence of that debt. Net indebtedness consists of total debt less cash and cash equivalents and investments. Compliance with this limitation will be measured at the time debt is incurred, and a subsequent decrease in EBITDA will not require us to repay debt. In addition, if we assume or incur debt in connection with our hotel acquisitions, our debt level could exceed the general limitation described above.
Senior Secured Revolving Credit Facility
     On July 8, 2010, we entered into a $150 million senior secured revolving credit facility to fund future acquisitions, property redevelopments, return on investment initiatives and general business purposes. Currently, we have no outstanding borrowings under this credit facility. We intend to repay indebtedness incurred under our senior secured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Mortgage Debt
     In connection with our respective acquisitions of the Monaco Washington DC and Sofitel Philadelphia, we assumed debt secured by property specific mortgages aggregating $91.1 million. This debt consists of a $35.0 million interest-only mortgage loan on the Monaco Washington DC and a $56.1 million interest-only mortgage on the Sofitel Philadelphia. Each loan is secured by a first mortgage lien on the applicable hotel. Interest on the Monaco Washington DC debt is a fixed annual rate of 5.68% and matures in March 2012. The Sofitel Philadelphia debt is subject to a floating interest rate based on the 30-day LIBOR rate plus 1.3% and matures in February 2012.
     On December 10, 2010, we entered into a first mortgage loan on the InterContinental Buckhead hotel. The debt has a principal balance of $52.5 million, a term of five years, bears interest at a fixed annual rate of 4.88%, and requires monthly principal and interest payments of $278,089.
Sources and Uses of Cash
     Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our common shares. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate expenses and dividends.
     Cash From Operations. Our cash provided by operating activities was $3.5 million for the year ended December 31, 2010. Our cash from operations for 2010 includes the operating activities of the eight hotels we acquired during 2010 since their respective dates of acquisition through the end of the year. We expect our cash from operations to be more significant in 2011 once these properties are owned for a full year. Our operating activities for the period ended December 31, 2009 were insignificant as we did not own any hotel properties during 2009.
     Cash From Investing Activities. Our cash used in investing activities was $459.3 million and $70.0 million for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we used $518.7 million to acquire eight hotels, incurred capital expenditures of $3.3 million at our hotels, placed a deposit of $5.0 million on one property which we acquired during the first quarter of 2011, had an increase in restricted cash of $1.8 million and used $0.5 million to purchase corporate fixed assets. In 2009, we invested $70 million in certificates of deposits.
     Cash From Financing Activities. Approximately $358.3 million of cash was provided by financing activities for the year ended December 31, 2010, which consisted of $332.4 million of proceeds received from our follow-on public offering of common shares which were offset by $23.4 million in underwriting discounts and offering-related costs and $52.5 million of proceeds from the mortgage debt placed on the InterContinental Buckhead which were offset by the payment of $3.1 million of fees associated with our debt financings. For the year ended December 31, 2009, we received net proceeds of $389.1 million from the initial public offering of common shares and concurrent private placement.
Capital Investments
     We intend to maintain all of our hotels, including those we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as required from time to time.
     From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and or restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we may be required by the franchisor to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s standards. Generally, we expect to fund the renovation with available cash or borrowings under our credit facility.
     In 2010, we spent approximately $3.3 million on capital investments to reposition the properties we acquired during the year. We expect to spend approximately $37.0 million on capital investments in 2011 related to the eight hotels acquired in 2010.
Contractual Obligations
     The table below summarizes our contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less			More
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years

Mortgage debt (1)	$159,654	$6,232	$98,392	$6,674	$48,356
Ground lease (2)	8,638	180	360	360	7,738
Corporate office lease	1,056	257	553	246	—

Total	$169,348	$6,669	$99,305	$7,280	$56,094

(1)	Amounts include interest expense.

(2)	The long-term ground lease for the Monaco Washington DC provides for the greater of base or percentage rent, adjusted for CPI increases. The table shows base rent for all periods presented and does not include assumptions for percentage rent or CPI adjustments.

Inflation
     We rely on the performance of the hotels to increase revenues to keep pace with inflation. Our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
     Demand in the lodging industry is affected by recurring seasonal patterns. Generally, we expect lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. These general trends are, however, expected to be greatly influenced by overall economic cycles and the geographic locations of the hotels we own.
Derivative Instruments
     In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of December 31, 2010, we have an interest rate cap in connection with the mortgage debt assumed with the acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and, as such changes in the fair value of the instrument have been recorded in our statement of operations. For the year ended December 31, 2010, the interest rate cap had an immaterial effect on our statement of operations. We did not utilize any derivative instruments during the year ended December 31, 2009.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted average interest rates by expected maturity dates (dollars in thousands).

	2011	2012	2013	2014	2015	Thereafter	Total
Fixed Rate Debt	$755	$35,786	$833	$876	$920	$48,330	$87,500
Weighted-Average Interest Rate	4.9%	5.7%	4.9%	4.9%	4.9%	4.9%	5.2%
Variable Rate Debt	$—	$56,070	$—	$—	$—	$—	$56,070
Weighted-Average Interest Rate	0.0%	1.6%	0.0%	0.0%	0.0%	0.0%	1.6%

Total	$755	$91,856	$833	$876	$920	$48,330	$143,570

     The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2015 and thereafter and weighted-average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2010 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2010, the estimated fair value of our fixed rate mortgage debt was $143.9 million. We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2010, the $56.1 million mortgage debt on the Sofitel Philadelphia was subject to variable interest rates.

     If market rates of interest our variable rate long-term debt at December 31, 2010 fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $56.1 million, the balance as of December 31, 2010.
Item 8. Consolidated Financial Statements and Supplementary Data.
     See Financial Statements and index beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
     We acquired the DoubleTree by Hilton Bethesda-Washington DC, the Sir Francis Drake, the InterContinental Buckhead, Monaco Washington DC, The Grand Hotel Minneapolis, Skamania Lodge, Sheraton Delfina Santa Monica, and Sofitel Philadelphia on June 4, 2010, June 22, 2010, July 1, 2010, September 9, 2010, September 29, 2010, November 3, 2010, November 19, 2010, and December 3, 2010, respectively, and have excluded from our assessment of effectiveness of internal control over financial reporting as of December 31, 2010 the internal controls over financial reporting of these hotels, which had an aggregate of $17.6 million in total assets and $57.8 million in total revenues as of and for the year ended December 31, 2010.
     KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.
     There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
     None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
     The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
1.	Financial Statements

Included herein at pages F-1 through F-20

2.	Financial Statement Schedules

The following financial statement schedule is included herein at pages F-21 through F-22.

Schedule III — Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Amendment and Restatement of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.2	Bylaws of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.3	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L. P. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-34571)).

10.1	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1

Exhibit
Number	Description of Exhibit
to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.2	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.3	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.4	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.5	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

10.6	Form of Share Award Agreement for officers and employees (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).*

10.7	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.8	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.9	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.10	Form of Share Award Agreement for trustees (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.11	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.12	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.13	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.14	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15	Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.17	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

Exhibit
Number	Description of Exhibit
10.18	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.19	Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2010 (File No. 001-34571)).

10.20	Promissory Note by South 17th Street OwnerCo, LLC in favor of Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.21	Loan Agreement dated as of January 5, 2007, between South 17th Street OwnerCo, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.22	Membership Interest Purchase Agreement by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, and South 17th Street IntermezzCo, LLC, as the Seller Parties, and Spartans Owner, LLC and Spartans Lessee, LLC, as the Purchaser Parties, dated as of October 13, 2010, for the Sofitel Philadelphia (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.23	Second Amendment to Membership Interest Purchase Agreement, dated November 15, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.24	Third Amendment to Membership Interest Purchase Agreement, dated November 30, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.25	Loan Agreement, between Orangemen Owner LLC, as Borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2010 (File No. 001-34571)).

10.26	Purchase and Sale Agreement of the Sheraton Delfina Santa Monica Hotel. †

10.27	First Amendment to Purchase and Sale Agreement by and between 615 2nd Avenue South — Minneapolis LLC and Gator Owner LLC.†

10.28	Purchase and Sale Agreement between Maritime Hotel Associates, L.P. and Wildcats Owner LLC.†

12.1	Statement of computation of ratios of earnings to fixed charges.†

21.1	List of Subsidiaries of Pebblebrook Hotel Trust.†

23.1	Consent of KPMG LLP.†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: February 22, 2011	By:	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Jon E. Bortz Jon E. Bortz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ Raymond D. Martz Raymond D. Martz	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 22, 2011

/s/ Cydney C. Donnell Cydney C. Donnell	Trustee	February 22, 2011

/s/ Ron E. Jackson Ron E. Jackson	Trustee	February 22, 2011

/s/ Michael J. Schall Michael J. Schall	Trustee	February 22, 2011

/s/ Earl E. Webb Earl E. Webb	Trustee	February 22, 2011

/s/ Laura H. Wright Laura H. Wright	Trustee	February 22, 2011

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
     We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010 and the period from October 2, 2009 (inception) to December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 and the period from October 2, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trusts’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
McLean, Virginia
February 22, 2011

Report of Independent Registered Public Accounting Firm
The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
We have audited Pebblebrook Hotel Trust’s (Pebblebrook) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Pebblebrook Hotel Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Pebblebrook commenced operations on October 2, 2009, and completed its initial public offering on December 14, 2009. No hotel assets were acquired during 2009. During 2010, Pebblebrook acquired eight hotel assets in separate transactions. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2010, the internal control over financial reporting for the operations of all eight acquired hotels comprising hotel level assets and liabilities of $17.6 million and $14.4 million, respectively, and hotel revenues and expenses of $57.8 million and $42.8 million, respectively, included in the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for the hotel level assets, liabilities, revenues, and expenses.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2010 and the period from October 2, 2009 to December 31, 2009, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
McLean, Virginia
February 22, 2011

Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Investment in hotel properties, net	$599,714	$—
Ground lease asset	10,721	—
Cash and cash equivalents	221,543	319,119
Restricted cash	3,664	—
Investments	—	70,000
Hotel receivables (net of allowance for doubtful accounts of $13 and $0 respectively)	3,924	—
Deferred financing costs, net	2,718	—
Prepaid expenses and other assets	13,231	284

Total assets	$855,515	$389,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior secured credit facility	$—	$—
Mortgage debt	143,570	—
Accounts payable and accrued expenses	15,799	1,853
Accrued underwriter fees	—	8,050
Advance deposits	2,482	—
Accrued interest	304	—
Distribution payable	4,908	—

Total liabilities	167,063	9,903
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value, 100,000,000 shares authorized; no shares
issued and outstanding at December 31, 2010 and at December 31, 2009	—	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 39,814,760
and 20,260,000 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	398	203
Additional paid-in capital	698,100	379,370
Accumulated deficit and distributions	(11,586)	(147)

Total shareholders’ equity	686,912	379,426

Non-controlling interest	1,540	74

Total equity	688,452	379,500

Total liabilities and equity	$855,515	$389,403

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Operations
(In thousands, except share and per share data)

		From October 2, 2009
	Year ended	(inception) to
	December 31, 2010	December 31, 2009

Revenues:
Room	$32,804	$—
Food and beverage	21,984	—
Other operating department	2,973	—

Total revenues	57,761	—

Expenses:
Hotel operating expenses:
Room	9,718	—
Food and beverage	15,113	—
Other direct	1,288	—
Other indirect	16,724	—

Total hotel operating expenses	42,843	—
Depreciation and amortization	5,776	—
Real estate taxes, personal property taxes and property insurance	2,220	—
Ground rent	124	—
General and administrative	8,319	262
Hotel acquisition costs	6,581	—

Total operating expenses	65,863	262

Operating loss	(8,102)	(262)
Interest income	3,020	115
Interest expense	(1,640)	—

Loss before income taxes	(6,722)	(147)
Income tax benefit	80	—

Net loss attributable to common shareholders	$(6,642)	$(147)

Loss per share attributable to common shareholders, basic and diluted	$(0.23)	$(0.04)

Weighted average number of common shares, basic and diluted	28,669,851	4,011,198

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands, except share data)

			Additional		Total
	Common Shares		Paid-In	Accumulated Deficit	Shareholders’	Non-Controlling	Total
	Shares	Amount	Capital	and Distributions	Equity	Interest	Equity
Balance at October 2, 2009 (inception)	1,000	$—	$1	$—	$1	$—	$1
Repurchase of outstanding shares	(1,000)	—	(1)	—	(1)	—	(1)
Issuance of common shares, net of offering costs in connection with the initial public offering and concurrent private placement	20,260,000	203	379,365	—	379,568	—	379,568
Share based compensation, net	—	—	5	—	5	74	79
Net loss	—	—	—	(147)	(147)	—	(147)

Balance at December 31, 2009	20,260,000	$203	$379,370	$(147)	$379,426	$74	$379,500

Issuance of common shares, net of offering costs in connection with the follow-on offering	19,550,000	$195	$318,253	$—	$318,448	$—	$318,448
Issuance of common shares for Board of Trustee compensation	590	—	12	—	12	—	12
Share based compensation, net	4,170	—	465	—	465	1,577	2,042
Dividends of $0.12 per common share/units	—	—	—	(4,797)	(4,797)	(111)	(4,908)
Net loss	—	—	—	(6,642)	(6,642)	—	(6,642)

Balance at December 31, 2010	39,814,760	$398	$698,100	$(11,586)	$686,912	$1,540	$688,452

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Cash Flows
(In thousands)

		From October 2, 2009
	Year ended	(inception) to
	December 31, 2010	December 31, 2009
Operating activities
Net loss	$(6,642)	$(147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,776	—
Share-based compensation	2,042	79
Amortization of deferred financing costs	415	—
Amortization of ground lease	69	—
Deferred income tax benefit	80	—
Changes in assets and liabilities:
Hotel receivables	(2,712)	—
Prepaid expenses and other assets	(6,078)	(284)
Accounts payable and accrued expenses	10,491	371
Advance deposits	13	—

Net cash provided by operating activities	3,454	19

Investing activities:
Acquisition of hotel properties, net of cash acquired	(518,730)	—
Improvements and additions to hotel properties	(3,307)	—
Deposit on hotel property	(5,000)	—
Redemption (purchase) of certificates of deposits	70,000	(70,000)
Purchase of corporate office equipment, computer software, and furniture	(497)	—
Restricted cash, net	(1,779)	—

Net cash used in investing activities	(459,313)	(70,000)

Financing activities:
Gross proceeds from issuance of common shares	332,350	405,200
Offering costs paid	(23,434)	(16,100)
Payment of deferred financing costs	(3,133)	—
Proceeds from mortgage debt	52,500	—

Net cash provided by financing activities	358,283	389,100

Net change in cash and cash equivalents	(97,576)	319,119
Cash and cash equivalents, beginning of year	319,119	—

Cash and cash equivalents, end of year	$221,543	$319,119

The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
     As of December 31, 2010, the Company owned eight hotels with 2,300 rooms located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Minneapolis, Minnesota; Philadelphia, Pennsylvania; San Francisco, California; Santa Monica, California; Stevenson, Washington and Washington, D.C.
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2010 and 2009, the Company owned all of the common Operating Partnership units issued by the Operating Partnership. The Company elected to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2009. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it acquires. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages eligible third-party independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
     The Company’s comprehensive loss equals its net loss available to common shareholders and the Company had no items classified in accumulated other comprehensive loss for the periods ended December 31, 2010 and 2009.
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
Risks and Uncertainties
     The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to our stockholders and service debt or meet other financial obligations.
Fair Value Measurements

     The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses, and mortgage debt. Due to their short maturities, the carrying amounts of cash and cash equivalents, restricted cash, and accounts payable and accrued expenses approximate fair value.
     The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $143,570 and $143,911, respectively. The Company had no debt as of December 31, 2009.
     The Company performs the fair value measurement on its interest rate cap using level 2 inputs on a recurring basis. The fair value of the derivative is inconsequential. Because there was no impairment indicated for any non-financial assets during the periods presented, no non-financial assets were subject to measurement on a non-recurring basis.
Investment in Hotel Properties
     Upon acquisition, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that use appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.
     Hotel renovations and replacements of assets that improve or extend the life of the asset are recorded at cost and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are carried at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
     Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings, land improvements, and building improvements and one to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company’s results of operations.
     The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. We will adjust our assumptions with respect to the remaining useful life of the hotel property when circumstances changes, such as an expiring ground lease or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
     The Company will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying amount of the hotel, the Company will record an impairment loss and will cease recording depreciation expense. The Company will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

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
Restricted Cash
     Restricted cash primarily consists of reserves for replacement of furniture and fixtures and cash held in escrow pursuant to lender requirements to pay for real estate taxes or property insurance.
Investments
     The Company’s investments as of December 31, 2009 consisted of certificates of deposits with a maturity of six months from the date of investment. The carrying value of the certificates of deposits approximated fair value due to their short maturity. Interest income is earned on such investments. The Company had no investments as of December 31, 2010.
Prepaid Expenses and Other Assets
     The Company’s prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, inventories, over or under market leases, and corporate office equipment and furniture.
Deferred Financing Costs
     Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with obtaining debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt, and is included in interest expense in the accompanying consolidated statements of operations.
Derivative Instruments
     In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of December 31, 2010, the Company has an interest rate cap in connection with the mortgage debt assumed with its acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and as such, changes in the fair value of the instrument have been recorded in the Company’s statement of operations. At December 31, 2010, the estimated fair value of the interest rate cap was immaterial and the change in fair value was inconsequential to the period presented.
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
Income Taxes
     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2009. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company’s wholly owned TRS, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes.
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
     As of December 31, 2010 and 2009, the Company did not have any uncertain tax positions and had not incurred any interest or penalties on such positions during the periods presented. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expenses.
Share-based Compensation
     The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates. The long-term incentive partnership (“LTIP”) units were valued using a Monte Carlo simulation method model, which requires a number of assumptions including expected volatility of the Company’s stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units.
Non-controlling Interests
     Limited partner interests in the Operating Partnership, if any, are considered non-controlling interests. The cumulative expense for the Company’s long term incentive partnership unit awards is presented as non-controlling interest. At December 31, 2010, the Company has not issued any operating partnership units in its Operating Partnership. Generally, non-controlling interests are presented on the balance sheet as either shareholders equity or outside of shareholders equity depending upon specific provisions of the governing documents related to such an interest. The Operating Partnership may issue limited partnership interests as full or partial consideration to hotel sellers or to employees or other individuals for services performed. These limited partners will have redemption rights which will permit them to redeem their interests in exchange for cash or common shares, on a one-for-one basis, at the option of the Company. Because the Operating Partnership agreement permits the settlement of the redemption feature for unregistered common shares and because the Company will control the actions and events necessary to issue the maximum number of shares that are required to be delivered at the redemption date, the non-controlling limited partner interests in the Operating Partnership is presented as a separate component of shareholder’s equity on the balance sheet. The approximate redemption value of the non-controlling interests is equivalent to the units outstanding valued at the closing common share price at the end of the period, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The Company’s revenues, expenses and net income or loss will include amounts attributable to both the controlling and non-controlling interests. Amounts attributable to non-controlling interests will be deducted from net income or loss to arrive at net income or loss attributable to common shareholders on the statement of operations.
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders adjusted for dividends on unvested restricted shares, by the weighted average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per share calculation.
Recently Issued Accounting Standards
     In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures in the first quarter of 2011. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.
NOTE 3. ACQUISITION OF HOTEL PROPERTIES
     On June 4, 2010, the Company acquired the 269-room DoubleTree by Hilton Bethesda-Washington DC located in Bethesda, Maryland for $67.1 million. The acquisition was funded with available cash. Thayer Lodging Group was retained to manage the property.
     On June 22, 2010, the Company acquired the 416-room Sir Francis Drake located in San Francisco, California for $90.0 million. The acquisition was funded with available cash. Kimpton Hotels and Restaurants (“Kimpton”) was retained to manage the property.
     On July 1, 2010, the Company acquired the 422-room InterContinental Buckhead Hotel located in Atlanta, Georgia for $105.0 million. The acquisition was funded with available cash. InterContinental Hotels Group was retained to manage the property. Under the terms of the management agreement, the Company is required to fund capital improvements of up to approximately $7.3 million over a three year period.
     On September 9, 2010, the Company acquired the 183-room Monaco Washington DC located in Washington, DC for $74.0 million. The acquisition was funded with $39.0 million of available cash and assumption of a $35.0 million mortgage. The hotel is subject to a long-term ground lease with the United States of America that expires in 2059. The hotel is required to pay the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The percentage of gross hotel revenues and food and beverage revenues ranges from 3% in the initial years to 8.5% in the later years. Kimpton was retained to manage the property. The Company has allocated $10.8 million of the purchase price to the below market ground lease which is amortized on a straight-line basis over the lease term and is included in ground rent expense in the Company’s statement of operations.
     On September 29, 2010, the Company acquired the 140-room The Grand Hotel located in Minneapolis, Minnesota for $33.0 million. The acquisition was funded with available cash. Kimpton was retained to manage the property. The hotel has two leases in place and the Company allocated $1.1 million of the purchase price to the in place lease asset which is amortized over the term of the leases.
     On November 3, 2010, the Company acquired the 254-room Skamania Lodge and Conference Center located in Stevenson, Washington for $55.8 million. The acquisition was funded with available cash. Destination Hotels and Resorts was retained to manage the property.
     On November 19, 2010, the Company acquired the 310-room Sheraton Delfina located in Santa Monica, California for $102.8 million. The acquisition was funded with available cash. Viceroy Hotel Group was retained to manage the property.
     On December 3, 2010, the Company acquired the 306-room Sofitel Philadelphia located in Philadelphia, Pennsylvania for $87.0 million. The acquisition was funded with $30.9 million of available cash and assumption of a $56.1 million mortgage. Sofitel (Accor SA) was retained to manage the property.
     The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 30, 2010 and 2009 as if all eight acquisitions were consummated as of January 1, 2009. Since the Company commenced operations on October 2, 2009, pro forma adjustments have been included for corporate general and administrative expenses, hotel property acquisition costs, and income taxes. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have actually occurred had the transactions occurred on January 1, 2009 or future results of operations (in thousands, except per-share data).

	For the year ended
	December 31,
	2010	2009
	(unaudited)	(unaudited)

Total revenues	$171,789	$169,282
Operating income	11,371	6,211
Net income	7,824	1,648
Net income per share:
Basic and diluted	$0.20	$0.04
NOTE 4. INVESTMENT IN HOTEL PROPERTIES
     The Company did not own any hotel properties at December 31, 2009. Investment in hotel properties as of December 31, 2010 consisted of the following (in thousands):

Land	$107,850
Buildings and improvements	459,566
Furniture, fixtures and equipment	37,966

Investment in hotel properties	$605,382
Less: Accumulated depreciation	(5,668)

Investment in hotel properties, net	$599,714

     On February 16, 2011, the Company acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million, which includes the assumption of an interest-only $42.0 million first mortgage loan. This hotel is subject to a long-term ground lease with the United States Department of the Interior, National Park Service which expires in 2059. Kimpton was retained to manage the property.
NOTE 5. DEBT
Senior Secured Revolving Credit Facility
     On July 8, 2010, the Company entered into a $150.0 million senior secured revolving credit facility. The credit facility matures on July 7, 2013, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $200.0 million with lender approval. Interest on borrowings under the credit facility is incurred at LIBOR plus 3.0% to 4.0%, depending on the Company’s leverage ratio and subject to a LIBOR floor of 1.5%. Additionally, the Company is required to pay an unused commitment fee of 0.50% of the unused portion of the senior credit facility. The credit facility contains certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $2.0 million in fees in connection with this credit facility which are amortized over the term of the credit facility. As of December 31, 2010, the Company had no outstanding borrowings under the credit facility. As of December 31, 2010, the Company was in compliance with the credit facility covenants. For the year ended December 31, 2010, the Company incurred unused commitment fees of $0.4 million.
Mortgage Debt
     The Company’s mortgage loans are secured by a first mortgage lien on the underlying property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
     In conjunction with the Company’s acquisition of the Monaco Washington DC, the Company assumed a $35.0 million interest-only first mortgage loan. The debt matures in March 2012 and has a fixed annual interest rate of 5.68%. The mortgage debt contains certain property specific covenants and restrictions, including restrictions on incurring additional debt without lender consent.

     In conjunction with the Company’s acquisition of the Sofitel Philadelphia, the Company assumed a $56.1 million interest-only mortgage loan. The debt matures in February 2012 and has a floating interest rate based on one-month LIBOR plus 1.3%. The mortgage debt contains certain property specific covenants and restrictions, including restrictions on incurring additional debt without lender consent. At December 31, 2010, the interest rate on this loan was 1.57%.
     On December 10, 2010, the Company entered into debt secured by a mortgage on the InterContinental Buckhead hotel. The debt has a principal balance of $52.5 million, matures in January 2016, has a fixed annual interest rate of 4.88% and requires monthly principal and interest payments of $278,089. The mortgage debt contains certain property specific covenants and restrictions, including restrictions on incurring additional debt without lender consent.
     The Company is in compliance with all debt covenants as of December 31, 2010.
     Future scheduled debt principal payments as of December 31, 2010 are as follows (in thousands):

2011	$755
2012	91,856
2013	833
2014	876
2015	920
Thereafter	48,330

Total debt	$143,570

NOTE 6. EQUITY
Common Shares
     The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by our board of trustees.
     On December 14, 2009, the Company issued 20,260,000 common shares and raised $379.6 million, net of underwriting discounts and offering costs, in an initial public offering and concurrent private placement of common shares.
     On March 25, 2010, the Company issued 590 common shares to independent members of its Board of Trustees for their 2009 compensation.
     On July 28, 2010, the Company issued 19,550,000 common shares and raised $318.3 million, net of underwriting discounts and offering-related costs, in a follow-on offering of common shares.
     On December 15, 2010, the Company declared its first quarterly dividend of $0.12 per common share. The Company accrued $4.9 million for this dividend at December 31, 2010. The dividend was paid to shareholders on January 14, 2011.
     On December 29, 2010, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement became effective January 11, 2011. Under the shelf registration statement, the Company may offer from time to time up to an aggregate of $500.0 million in equity and debt securities.
Preferred Shares
     The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share. The Company had no preferred shares outstanding as of December 31, 2010 and 2009.

Operating Partnership Units
     Holders of Operating Partnership units, when issued, will have certain redemption rights that will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the per-share market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders. As of December 31, 2010 and 2009, there were no common Operating Partnership units outstanding.
NOTE 7. SHARE-BASED COMPENSATION PLAN
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. As of December 31, 2010, there were 310,326 common shares available for issuance under the 2009 Equity Incentive Plan. Restricted share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of December 31, 2010, the Company has granted restricted share awards and long term incentive partnership units.
The following table provides a summary of restricted share activity for 2010:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	15,000	$20.00
Granted	70,110	$20.98
Vested	(4,170)	$20.00
Forfeited	(2,500)	$20.00

Unvested at December 31, 2010	78,440	$20.88

          The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. As of December 31, 2010 and 2009, there was $1.3 million and $0.3 million, respectively, of total unrecognized compensation cost related to unvested restricted shares. As of December 31, 2010 and 2009, these costs are expected to be recognized over the weighted-average life of 2.3 and 3 years, respectively. For the years ended December 31, 2010 and 2009, the Company recognized approximately $0.5 million and $5 thousand, respectively, in expense related to these restricted shares in the consolidated statement of operations.
Long Term Incentive Partnership Units
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
     The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants in December 2009 and January 2010 were valued at $8.50 per LTIP unit on the respective grant dates. Because the Company was a newly formed entity, the

Company used an expected volatility of 55 percent and expected stabilized dividend yield of 5 percent which are based on the published historical data of comparable hospitality REITs. The risk-free interest rate of 3.08 percent is based on the U.S. Treasury yield in effect at the time of grant. The fair value of the award was modeled over an expected life of seven years which is the period of time over which the Company expects that the LTIP units will become expired, converted into common Operating Partnership units or rendered worthless following the occurrence of a transaction.
     The fair value estimate also considered the inherent uncertainty that the LTIP units may never reach parity and therefore may have zero economic value to the grantee because either a revaluation event never occurs or because such an event occurs but the value of the business has not increased sufficiently for the LTIP unit holder to reach parity. In reaching the assumption of this uncertainty, the Company considered a number of factors, including but not limited to: the threshold to reach parity would require significant value creation; hotel company stocks are volatile and have trended downward, with the Bloomberg REIT Index experiencing an approximately negative 45 percent return over the past 16 years; the Company owned no assets, other than the proceeds from the initial public offering and had no operating history as of the date of grant; the h hospitality business was facing very challenging operating conditions and experiencing significant declines in RevPAR and ADR in the preceding years and there were no assurances that these declines would not continue; the Company was heavily dependent on the efforts and service of the Company’s CEO and other key members of management to execute the Company’s business plan; the Company had no acquisition pipeline as of the date of grant; a number of other hotel companies and investors were actively pursuing hotel acquisitions which could have increased the costs of potential or acquired hotel assets and reduced projected returns; the Company’s financial resources may have been less than the financial resources of its peers, potentially limiting the Company’s ability to compete for attractive acquisitions, and various other economic factors and conditions that have adversely impacted the hotel industry. The valuation approach assumes that there is a 50 percent chance that a revaluation event will not occur or will occur, but the value of the business will have declined or will not have increased by an amount that allows for the LTIP units to reach parity with the common Operating Partnership unit holders and thus the LTIP units expire worthless. In addition, the valuation approach assumes there is a 50 percent chance that the Company will have sufficient cash flows to pay the assumed dividend rate.
     For the years ended December 31, 2010 and 2009, the Company recognized $1.6 million and $0.1 million, respectively, in share-based compensation expense related to the LTIP units. As of December 31, 2010 and 2009, there was $6.2 million and $7.4 million, respectively, of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average life of 4 and 5 years, respectively. As of December 31, 2010, none of the LTIP units had reached parity. The cumulative expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
NOTE 8. INCOME TAXES
          The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with its taxable year ended December 31, 2009. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. If the Company fails to qualify for taxation as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable-REIT subsidiaries is subject to federal, state and local income taxes. PHL is a wholly-owned taxable-REIT subsidiary of the Company and as such is required to pay income taxes at the applicable rates.

          The Company’s (benefit) provision for income taxes for our taxable REIT subsidiary consists of the following (in thousands):

	For the year ended December 31,
	2010	2009

Federal
Current	$—	$—
Deferred	(70)	—
State and local		—
Current	—	—
Deferred	(10)	—

Income tax (benefit) expense	$(80)	$—

     A reconciliation of the statutory federal tax benefit to the Company’s income tax benefit for our taxable REIT subsidiary is as follows:

	For the year ended December 31,
	2010	2009

Statutory federal tax benefit (@ 35%)	$(70)	$—
State income tax benefit	(10)	—

	$(80)	$—

          The Company has recorded a deferred tax asset of $0.1 million associated with its net operating loss and believes that it will have sufficient future taxable income, including future reversals of existing taxable temporary differences, projected future taxable income and tax planning strategies to realize its deferred tax asset.
NOTE 9. EARNINGS PER SHARE
     Basic loss per share is calculated by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is calculated by dividing net loss available to common shareholders adjusted for dividends on unvested restricted shares, by the weighted-average number of common shares outstanding and potential common shares that are dilutive.
     The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per-share data):

	For the year ended December 31,
	2010	2009

Numerator:
Net (loss) attributable to common shareholders	$(6,642)	$(147)
Less: Dividends paid on unvested restricted shares	(9)	—
Undistributed earnings attributable to unvested restricted shares	—	—

Net (loss) attributable to common shareholders	$(6,651)	$(147)

Denominator:
Weighted-average number of common shares — basic	28,669,851	4,011,198
Unvested restricted shares (1)	—	—

Weighted-average number of common shares — diluted	28,669,851	4,011,198

Loss per share attributable to common shareholders — basic and diluted	$(0.23)	$(0.04)

(1)	Anti-dilutive for all periods presented.

     For the years ended December 31, 2010 and 2009, 78,440 and 15,000 unvested restricted shares and 929,099 and 881,750 of LTIP units were excluded from diluted weighted-average common shares as their effect would have been anti-dilutive.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Management Agreements
     The Company’s hotel properties operate pursuant to management agreements with various management companies. The initial term of these management agreements ranges from 5 years to 20 years not including renewals, and 5 years to 40 years including renewals. Many of the Company’s management agreements are terminable at will upon paying a termination fee and some are terminable upon sale of the property. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
     The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the year ended December 31, 2010, base and incentive management fees were $1.7 million and $0, respectively.
Reserve Funds
     Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment.
Restricted Cash
     At December 31, 2010 and 2009, the Company had $3.7 million and $0, respectively, in restricted cash, which consists of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
Ground Lease
     The Monaco Washington DC is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease has 49 years remaining. The hotel is required to pay the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to the historic nature of the structure.
     Future minimum annual rental payments under this lease, which assumes base rent for all periods and no assumptions for CPI adjustments, as of December 31, 2010 is as follows (in thousands):

2011	$180
2012	180
2013	180
2014	180
2015	180
Thereafter	7,738

$8,638

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
NOTE 11. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

		From October
		2, 2009
	Year ended	(inception) to
	December 31,	December 31,
	2010	2009
	( in thousands)

Interest paid	$956	$—

Distributions payable to common shares/units	$4,908	$—

Accrual of offering costs, including $8.1 million of underwriting discount	$—	$9,532

In conjunction with our property acquisitions, the Company assumed assets and liabilities as follows:
Real estate assets	$602,075	$—
Ground lease and in place lease assets	11,851	—
Assets	3,496	—
Liabilities	(7,622)	—
Mortgage debt	(91,070)	—

	$518,730	$—

NOTE 12. SUBSEQUENT EVENTS
     On January 6, 2011, the Company entered into a first mortgage loan on the Skamania Lodge. The debt has a principal balance of $31.0 million, a term of five years, bears interest at a fixed annual rate of 5.44%, and requires monthly principal and interest payments of $174,898.
     On January 21, 2011, the Company entered into a first mortgage loan on the DoubleTree by Hilton Bethesda-Washington DC. The debt has a principal balance of $36.0 million, a term of 5 years, bears interest at 5.28%, and requires monthly principal and interest payments of $199,407.
     On February 9, 2011, the Board of Trustees granted 71,065 restricted shares to executive officers and employees of the Company. These restricted shares vest over 2.8 years.
     On February 16, 2011, the Company acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million, which includes the assumption of an interest-only $42.0 million first mortgage loan with a fixed interest of 5.67% and matures March 11, 2012. This hotel is subject to a long-term ground lease with the United States Department of the Interior, National Park Service which expires in 2059. Kimpton was retained to manage the property.
NOTE 13. QUARTERLY OPERATING RESULTS (UNAUDITED)
     The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2010 and 2009 (in thousands, except per-share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$—	$2,216	$21,637	$33,908
Total operating expenses	1,576	6,902	22,115	35,270
Net income (loss)	(599)	(3,814)	(308)	(1,921)
Basic and diluted (loss) earnings per share	$(0.03)	$(0.19)	$(0.01)	$(0.05)

	Year ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$—	$—	$—	$—
Total operating expenses	—	—	—	262
Net income (loss)	—	—	—	(147)
Basic and diluted (loss) earnings per share	$—	$—	$—	$(0.04)

Pebblebrook Hotel Trust
Schedule III—Real Estate and Accumulated Depreciation
As of December 31, 2010
(In thousands)

		Initial Costs			Costs	Gross Amount at End of Year
				Furniture,	Capitalized			Furniture,				Year of
			Building and	Fixtures and	Subsequent to		Building and	Fixtures and		Accumulated	Net Book	Original	Date of	Depreciation
Description	Encumbrances	Land	Improvements	Equipment	Acquisition	Land	Improvements	Equipment	Total	Depreciation	Value	Construction	Acquisition	Life
DoubleTree by Hilton Bethesda-Washington DC	$—	$10,065	$53,000	$4,035	$1,033	$10,065	$53,245	$4,823	$68,133	$(1,121)	$67,012	1971	06/04/10	5-40 years
Sir Francis Drake	—	22,500	60,547	6,953	1,475	22,500	60,553	8,422	91,475	(1,340)	90,135	1928	06/22/10	7-40 years
InterContinental Buckhead Hotel	(52,500)	25,000	68,844	11,000	59	25,000	68,903	11,000	104,903	(1,653)	103,250	2004	07/01/10	7-40 years
Monaco Washington DC	(35,000)	—	60,630	2,441	—	—	60,630	2,441	63,071	(582)	62,489	1839	09/09/10	7-40 years
The Grand Hotel Minneapolis	—	4,950	26,616	300	740	4,950	26,833	823	32,606	(256)	32,350	1912	09/29/10	1-40 years
Skamania Lodge	—	8,551	43,566	3,523	—	8,551	43,566	3,523	55,640	(257)	55,383	1993	11/03/10	7-40 years
Sheraton Delfina Santa Monica Hotel	—	18,784	81,580	2,295	—	18,784	81,580	2,295	102,659	(279)	102,380	1972	11/19/10	7-40 years
Sofitel Philadelphia Hotel	(56,070)	18,000	64,256	4,639	—	18,000	64,256	4,639	86,895	(180)	86,715	2000	12/03/10	7-40 years

	$(143,570)	$107,850	$459,039	$35,186	$3,307	$107,850	$459,566	$37,966	$605,382	$(5,668)	$599,714

Pebblebrook Hotel Trust
Schedule III—Real Estate and Accumulated Depreciation—Continued
As of December 31, 2010
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:

Reconciliation of Real Estate:
Balance at December 31, 2009	$—
Acquisitions	602,075
Capital expenditures	3,307

Balance at December 31, 2010	$605,382

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2009	$—
Depreciation	5,668

Balance at December 31, 2010	$5,668

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Articles of Amendment and Restatement of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.2	Bylaws of Pebblebrook Hotel Trust (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.3	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L. P. (Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 (File No. 001-34571)).

10.1	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.2	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.3	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.4	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.5	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (Incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

10.6	Form of Share Award Agreement for officers and employees (Incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).*

10.7	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.8	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.9	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).*

10.10	Form of Share Award Agreement for trustees (Incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.11	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.12	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.13	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).*

10.14	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (Incorporated by

Exhibit
Number	Description of Exhibit

reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15	Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.17	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.18	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.19	Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent.(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2010 (File No. 001-34571)).

10.20	Promissory Note by South 17th Street OwnerCo, LLC in favor of Greenwich Capital Financial Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.21	Loan Agreement dated as of January 5, 2007, between South 17th Street OwnerCo, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.22	Membership Interest Purchase Agreement by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, and South 17th Street IntermezzCo, LLC, as the Seller Parties, and Spartans Owner, LLC and Spartans Lessee, LLC, as the Purchaser Parties, dated as of October 13, 2010, for the Sofitel Philadelphia (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.23	Second Amendment to Membership Interest Purchase Agreement, dated November 15, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.24	Third Amendment to Membership Interest Purchase Agreement, dated November 30, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.25	Loan Agreement, between Orangemen Owner LLC, as Borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2010 (File No. 001-34571)).

10.26	Purchase and Sale Agreement of the Sheraton Delfina Santa Monica Hotel. †

10.27	First Amendment to Purchase and Sale Agreement by and between 615 2nd Avenue South — Minneapolis LLC and Gator Owner LLC.†

Exhibit
Number	Description of Exhibit

10.28	Purchase and Sale Agreement between Maritime Hotel Associates, L.P. and Wildcats Owner LLC.†

12.1	Statement of computation of ratios of earnings to fixed charges.†

21.1	List of Subsidiaries of Pebblebrook Hotel Trust.†

23.1	Consent of KPMG LLP.†

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.