Form 10-Q
period 2011-03-31
Pebblebrook Hotel Trust
filed 2011-04-28
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common shares of beneficial interest ($0.01 par value per share)	50,889,423

Pebblebrook Hotel Trust

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$688,365	$599,714
Ground lease asset, net	10,666	10,721
Cash and cash equivalents	340,592	220,722
Restricted cash	6,215	4,485
Hotel receivables (net of allowance for doubtful accounts of $37 and $13, respectively)	8,162	3,924
Deferred financing costs, net	3,110	2,718
Prepaid expenses and other assets	23,220	13,231

Total assets	$1,080,330	$855,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior secured credit facility	$—	$—
Mortgage debt	252,390	143,570
Accounts payable and accrued expenses	16,773	15,799
Advance deposits	3,173	2,482
Accrued interest	859	304
Distribution payable	5,445	4,908

Total liabilities	278,640	167,063
Commitments and contingencies
Shareholders’ equity:
Preferred shares of beneficial interest, stated at liquidation preference $25 per share, $.01 par value, 100,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at March 31, 2011 and at December 31, 2010 respectively	125,000	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 39,846,355 and 39,839,859 issued and outstanding, respectively, at March 31, 2011 and 39,814,760 issued and outstanding at December 31, 2010	398	398
Treasury shares	(140)	—
Additional paid-in capital	694,477	698,100
Accumulated deficit and distributions	(19,964)	(11,586)

Total shareholders’ equity	799,771	686,912

Non-controlling interest	1,919	1,540

Total equity	801,690	688,452

Total liabilities and equity	$1,080,330	$855,515

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	For the three months ended March 31,
	2011	2010
Revenues:
Room	$25,559	$—
Food and beverage	14,787	—
Other operating department	2,319	—

Total revenues	42,665	—

Expenses:
Hotel operating expenses:
Room	7,641	—
Food and beverage	10,860	—
Other direct	1,161	—
Other indirect	13,076	—

Total hotel operating expenses	32,738	—
Depreciation and amortization	4,797	5
Real estate taxes, personal property taxes and property insurance	1,923	—
Ground rent	246	—
General and administrative	2,286	1,486
Hotel acquisition costs	1,726	85

Total operating expenses	43,716	1,576

Operating loss	(1,051)	(1,576)
Interest income	473	977
Interest expense	(2,856)	—

Loss before income taxes	(3,434)	(599)
Income tax benefit	390	—

Net loss	(3,044)	(599)
Distributions to preferred shareholders	(547)	—

Net loss attributable to common shareholders	$(3,591)	$(599)

Loss per share attributable to common shareholders, basic and diluted	$(0.09)	$(0.03)

Weighted-average number of common shares, basic and diluted	39,827,551	20,260,046
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2011	2010
Operating activities:
Net loss	$(3,044)	$(599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,797	5
Share-based compensation	613	444
Amortization of deferred financing costs	330	—
Amortization of ground lease	55	—
Deferred income benefit	(452)	—
Changes in assets and liabilities:
Restricted cash, net	355	—
Hotel receivables	(4,112)	—
Prepaid expenses and other assets	(219)	(112)
Accounts payable and accrued expenses	1,322	681
Advance deposits	538	—

Net cash provided by operating activities	183	419

Investing activities:
Acquisition of hotel properties, net of cash acquired	(37,193)	—
Improvements and additions to hotel properties	(9,644)	—
Deposits on hotel properties	(13,500)	—
Investment in certificates of deposits	—	(15,000)
Purchase of corporate office equipment, computer software, and furniture	(13)	(158)
Restricted cash, net	(2,085)	—

Net cash used in investing activities	(62,435)	(15,158)

Financing activities:
Gross proceeds from issuance of preferred shares	125,000	—
Payment of offering costs	(4,023)	(1,482)
Payment of deferred financing costs	(722)	—
Contributions from non-controlling interest	95	—
Proceeds from mortgage debt	67,000	—
Repayments of mortgage debt	(180)	—
Purchase of treasury shares	(140)	—
Distributions — common shares/units	(4,908)	—

Net cash provided by (used in) financing activities	182,122	(1,482)

Net change in cash and cash equivalents	119,870	(16,221)
Cash and cash equivalents, beginning of year	220,722	319,119

Cash and cash equivalents, end of period	$340,592	$302,898

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
     As of March 31, 2011, the Company owned nine hotels with a total of 2,552 guest rooms located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Philadelphia, Pennsylvania; Minneapolis, Minnesota; San Francisco, California; Santa Monica, California; Stevenson, Washington; and Washington, D.C.
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2011, the Company owned all of the common Operating Partnership units issued by the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as the Company continues to deploy the net proceeds from its equity offerings to acquire hotel assets and as a result of the impact of seasonal and other short-term variations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
     The Company’s comprehensive loss equals its net loss attributable to common shareholders and the Company had no items classified as accumulated other comprehensive loss for the three months ended March 31, 2011 and 2010.
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
Investment in Hotel Properties
     Upon acquisition, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.

Acquisition costs are expensed as incurred.
     Hotel renovations and replacements of assets that improve or extend the life of the asset are recorded at cost and depreciated over their estimated useful lives. Furniture, fixtures and equipment under capital leases are recorded at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
     Hotel properties are recorded at cost and depreciated using the straight-line method over an estimated useful life of 15 to 40 years for buildings, land improvements, and building improvements and one to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company’s results of operations.
     The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
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
Income Taxes
     To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company’s wholly owned taxable REIT subsidiary, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders as adjusted for potentially dilutive securities, by the weighted average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.

Note 3. Acquisition of Hotel Properties
     On February 16, 2011, the Company acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million. The acquisition was funded with $42.0 million of available cash and the assumption of a $42.0 million first mortgage loan. The hotel is subject to a long-term ground lease agreement with the United States Department of the Interior that expires in 2059. The hotel is required to pay the greater of a base rent of $1.2 million, as adjusted for consumer price index “CPI” increases, or a percentage of rooms revenues, food and beverage revenues, and other department revenues in excess of certain thresholds, as defined in the agreement. The fee as a percentage of rooms revenues ranges from 8% to 12% in the initial years and 12% to 14% in the later years. The fee as a percentage of food and beverage and other department revenues is 4% over the term of the lease. The terms of the ground lease were evaluated and they were determined to approximate current market terms. The Company retained Kimpton Hotels and Restaurants to manage the hotel.
     The allocation of fair value to the acquired assets and liabilities is as follows (in thousands):

Argonaut Hotel
Land	$—
Buildings and improvements	79,492
Furniture, fixtures and equipment	4,247
In place lease assets	190
Inventory	71
Net working capital	264

Net assets acquired	$84,264

     The results of operations of the Argonaut Hotel are included in the consolidated statements of operations beginning on its acquisition date. The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2011 and 2010 as if the hotels acquired in 2010 and 2011 were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the three months ended March 31,
	2011	2010
Total revenues	$44,049	$41,760
Operating loss	(17)	(7,195)
Net loss attributable to common shareholders	(2,997)	(8,868)
Net loss per share - basic and diluted	$(0.08)	$(0.22)
Note 4. Investment in Hotel Properties
     Investment in hotel properties as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$106,428	$106,428
Buildings and improvements	545,507	460,988
Furniture, fixtures and equipment	46,829	37,966

Investment in hotel properties	$698,764	$605,382
Less: Accumulated depreciation	(10,399)	(5,668)

Investment in hotel properties, net	$688,365	$599,714

     In April 2011, the Company acquired the Westin Gaslamp Quarter and Hotel Monaco Seattle hotels for $110.0 million and $51.2 million, respectively.

     The Company currently has three properties under contract for an aggregate purchase price of $263.5 million. The Company expects to fund these acquisitions with available cash. There can be no assurance that the Company will complete these acquisitions.
Note 5. Debt
Senior Secured Credit Facility
     On July 8, 2010, the Company entered into a $150.0 million senior secured revolving credit facility. The credit facility matures on July 7, 2013, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $200.0 million with lender approval. Borrowings on the credit facility bear interest at LIBOR plus 3% to 4%, depending on the Company’s leverage ratio and subject to a LIBOR floor of 1.5%. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.50% of the unused portion of the senior credit facility. The credit facility contains certain financial covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $2.0 million in fees in connection with this credit facility which are amortized over the term of the credit facility. As of March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the credit facility. As of March 31, 2011, the Company was in compliance with the credit facility debt covenants. For the three months ended March 31, 2011 and 2010, the Company incurred unused commitment fees of $0.2 million and zero, respectively.
Mortgage Debt
     Each of the Company’s mortgage loans is secured by a first-mortgage lien on the underlying property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
     On January 6, 2011, the Company entered into a first-mortgage loan on the Skamania Lodge. The debt has a principal balance of $31.0 million, a term of five years, bears interest at 5.44% and requires monthly principal and interest payments of $174,898.
     On January 21, 2011, the Company entered into a first-mortgage loan on the DoubleTree by Hilton Bethesda-Washington DC. The debt has a principal balance of $36.0 million, a term of five years, bears interest at 5.28% and requires interest-only payments for the first twelve months and, beginning in March 2012, will require monthly principal and interest payments of $199,407 through February 2016, the maturity date.
     In conjunction with the Company’s acquisition of the Argonaut Hotel, the Company assumed a $42.0 million interest-only first mortgage loan. The debt matures in March 2012 and has a fixed annual interest rate of 5.67%.
     Mortgage debt as of March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2011	December 31, 2010
Sofitel Philadelphia (1)	Floating	February 2012	$56,070	$56,070
Monaco Washington DC	5.68%	March 2012	35,000	35,000
Argonaut Hotel	5.67%	March 2012	42,000	—
InterContinental Buckhead	4.88%	January 2016	52,364	52,500
Skamania Lodge	5.44%	February 2016	30,956	—
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	36,000	—

			$252,390	$143,570

(1)	Mortgage debt bears interest at LIBOR plus 1.3%. The interest rates as of March 31, 2011 and December 31, 2010 were 1.56% and 1.57% respectively.
     The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates. Rates take into consideration general market conditions and maturity. The estimated fair value of the Company’s debt as of March 31, 2011 and December 31, 2010 was $251,435 and $143,911, respectively.

     The Company is in compliance with all debt covenants as of March 31, 2011.
Note 6. Equity
Common Shares
     The Company is authorized to issue up to 500,000,000 common shares of beneficial interest (“common shares”), $.01 par value per share. Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by our board of trustees.
     On March 15, 2011, the Company declared a quarterly dividend of $0.12 per common share. The Company accrued $4.9 million for this dividend at March 31, 2011. The dividend was paid to shareholders on April 15, 2011.
Preferred Shares
     The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share.
     On March 11, 2011, the Company issued 5,000,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share, for a total of approximately $120.9 million of net proceeds, after deducting the underwriting discount and other offering-related costs. The Company had no preferred shares outstanding as of December 31, 2010.
     On March 15, 2011, the Company declared a quarterly dividend on its 7.875% Series A Cumulative Redeemable Preferred Shares. The Company accrued $0.5 million for this dividend at March 31, 2011. The dividend was paid to shareholders on April 15, 2011.
Treasury Shares
     Treasury shares are accounted for under the cost method. During the three months ended March 31, 2011, the Company received 6,496 common shares in connection with executives and employees surrendering shares to pay taxes at the time restricted shares vested. The Company had no treasury shares as of December 31, 2010.
Operating Partnership Units
     When issued, holders of Operating Partnership units will have certain redemption rights, which will enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares, at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders. As of March 31, 2011 and December 31, 2010, there were no Operating Partnership units held by unaffiliated third parties.
Note 7. Share-Based Compensation Plan
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of March 31, 2011, there were 232,582 common shares available for issuance under the 2009 Equity Incentive Plan.
The following table provides a summary of restricted share activity as of March 31, 2011:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2011	78,440	$20.88
Granted	71,065	22.15
Vested	(22,709)	20.98
Forfeited	(2,232)	21.58

Unvested at March 31, 2011	124,564	$21.57

     The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three months ended March 31, 2011 and 2010, the Company recognized approximately $0.2 million and $51 thousand, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of March 31, 2011, there was $2.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.
Long-Term Incentive Partnership Units
     Long-Term Incentive Partnership ( “LTIP”) units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Initially, LTIP units have a capital account balance of zero, do not receive an allocation of net income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
     As of March 31, 2011, the Company had 929,099 LTIP units outstanding, of which 881,750 and 47,349 units were granted in December 2009 and January 2010, respectively. All of the LTIP units are held by officers of the Company as of March 31, 2011. These LTIP units vest ratably on each of the first five anniversaries of their date of grant. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of March 31, 2011, 185,820 units have vested.
     For the three months ended March 31, 2011 and 2010, the Company recognized $0.4 million in share-based compensation expense related to the LTIP units. As of March 31, 2011, there was $5.9 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted- average remaining vesting period of 3.8 years. As of March 31, 2011, none of the LTIP units had reached parity. The accrued expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
     Upon the closing of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred and the LTIP units achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. Beginning in April 2011, the Company will allocate a portion of its net income (loss) to these LTIP units.
Note 8. Earnings per Common Share
     The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three	For the three
	months ended March	months ended March
	31, 2011	31, 2010
Numerator:
Net loss attributable to common shareholders	$(3,591)	$(599)
Less: dividends paid on unvested restricted shares	(15)	—
Undistributed earnings attributable to unvested restricted shares	—	—

Net loss attributable to common shareholders	$(3,606)	$(599)

Denominator:
Weighted-average number of common shares — basic	39,827,551	20,260,046
Unvested restricted shares (1)	—	—

Weighted-average number of common shares — diluted	39,827,551	20,260,046

Loss per share attributable to common shareholders — basic and diluted	$(0.09)	$(0.03)

(1) Anti-dilutive for all periods presented.

     For the three months ended March 31, 2011 and 2010, 124,564 and 83,747 unvested restricted shares, respectively, were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive.
Note 9. Commitments and Contingencies
Management Agreements
     The Company’s hotel properties operate pursuant to management agreements with various management companies. The initial term of these management agreements ranges from 5 years to 20 years, not including renewals, and 5 years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will upon paying a termination fee and some are terminable upon sale of the property. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
     The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three months ended March 31, 2011 and 2010, base and incentive management fees were $1.2 million and $0, respectively.
Reserve Funds
     Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
     At March 31, 2011 and December 31, 2010, the Company had $6.2 million and $4.5 million, respectively, in restricted cash, which consists of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
Ground Lease
     The Monaco Washington DC is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of a base rent of $0.2 million or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.
     The Company assumed a long-term ground lease agreement in connection with its acquisition of the Argonaut Hotel. The ground lease expires in 2059. The hotel is required to pay the greater of a base rent of $1.2 million or a percentage of rooms revenues, food and beverage revenues and other department revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a historic landmark.
Litigation
     The nature of the operations of the hotels exposes the hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company may obtain insurance to cover certain potential material losses. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Note 10. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2011	2010
	( in thousands)
Interest paid	$1,936	$—

Income taxes paid	$62	$—

Non-Cash Investing and Financing Activities:
Distributions payable to common shares/units	$4,898	$—

Distributions payable to preferred shares/units	$547	$—

Issuance of common shares for board of trustees compensation	$183	$12

Mortgage loan assumed in connection with acquisition	$42,000	$—

Note 11. Subsequent Events
     On April 6, 2011, the Company issued 10,925,000 common shares and raised $226.5 million, net of underwriting discounts and offering costs, in a follow-on offering of common shares.
     On April 6, 2011, the Company acquired the 450-room Westin Gaslamp Quarter located in San Diego, California for $110.0 million. The Company also reimbursed the seller $10.6 million for the seller’s capital investment in the recently completed guestrooms renovation. The acquisition was funded with available cash. The Company retained Starwood Hotels and Resorts to manage the property.
     On April 7, 2011, the Company acquired the 189-room Hotel Monaco Seattle located in Seattle, Washington for $51.2 million. The acquisition was funded with available cash. The Company retained Kimpton Hotels and Restaurants to manage the property.
     On April 13, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, the Company may issue common shares, preferred shares, debt securities, warrants, and units from time to time.
     The Company currently has three properties under contract for an aggregate purchase price of $263.5 million. Two of these agreements were entered into after the end of the quarter. The Company expects to fund these acquisitions with available cash. There can be no assurance that the Company will complete these acquisitions.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust, or REIT. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (the “Operating Partnership”), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner and in which it owns all of the common operating partnership units as of March 31, 2011. In this report, we use the terms “the Company,” “we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “potential,” “could,” “predict,” “continue,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and the ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:
•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and overruns; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated elsewhere in this report.
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
Overview
     Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major coastal markets. As of March 31, 2011, we owned nine hotels with a total of 2,552 guest rooms located in six states and the District of Columbia.

     During the first quarter of 2011, we continued to execute our business strategy of raising additional capital and acquiring hotel properties. In February 2011, we acquired our ninth property, the Argonaut Hotel located in San Francisco, California, for $84.0 million. In March 2011, we raised $120.9 million in net proceeds through the issuance of 5.0 million shares of 7.875% Series A Cumulative Redeemable Preferred Shares. Subsequent to the quarter end, we raised an additional $226.5 million with the follow-on offering of 10.9 million common shares and acquired two additional hotel properties, The Westin Gaslamp Quarter and Hotel Monaco Seattle for $110.0 million and $51.2 million, respectively. We currently have three properties under contract for an aggregate purchase price of approximately $263.5 million. We expect to fund these acquisitions with available cash. There can be no assurance that we will complete these acquisitions. We continue to see attractive opportunities and expect to be very active in pursuing acquisitions for the remainder of 2011.
     In addition to being active with acquisitions and capital raising activities, we have also begun employing our asset management initiatives on the properties we currently own. Although we do not operate our hotel properties, both our asset management team and our executive management team monitor our hotel managers’ performance in all aspects of our hotels’ operations, including property positioning and repositioning, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these initiatives, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which will enhance returns to our shareholders. During the first quarter of 2011, we invested approximately $9.6 million to complete renovation projects at the Sir Francis Drake, The Grand Minneapolis, and DoubleTree by Hilton Bethesda-Washington DC hotels. We expect to invest approximately $60.0 million in 2011 on renovation and repositioning projects.
     The U.S. hotel industry has continued to recover during the first quarter of 2011 due to a strong rebound in corporate transient and group travel. As a result, this has led to strong growth in occupancy, with more recent increases in average daily rates (“ADR”). Hotel demand continues to be strong across most of the major urban markets, and while we expect increases in occupancy to lead to increases in room rates in the majority of urban markets, the rest of the economy continues to slowly recover from the severe decline in hotel industry fundamentals experienced since 2008.
     Despite the uncertainty about the overall strength and speed of the economic recovery and concerns about inflation and increases in fuel costs, we remain optimistic that we are at the beginning of a long and healthy recovery in the hotel industry. We continue to believe that we are positioned to take advantage of opportunities in the market, and we continue to operate under the belief that this is an opportune time to acquire high quality hotels in major urban locations at attractive cash yields and meaningful discounts to our estimates of their long-term economic values.
Key Indicators of Financial Condition and Operating Performance
     We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as room revenue per available room (“RevPAR”); average daily rate (“ADR”); occupancy rate (“occupancy”); funds from operations (“FFO”); earnings before interest, income taxes, depreciation and amortization (“EBITDA”); and hotel EBITDA. We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See “Non-GAAP Financial Matters” for further discussion of FFO and EBITDA.
Results of Operations
     Results of operations for the three months ended March 31, 2011 include the operating activities of the nine hotels we owned since their respective dates of acquisition and are not indicative of the results we expect when our investment strategy has been fully executed. We owned no hotel properties at March 31, 2010. Our net loss for the three months ended March 31, 2010 was $0.6 million, which consisted of $1.0 million of interest income and general and administrative expenses of $1.5 million.
Three months ended March 31, 2011
Revenues and operating expenses for our hotels for the three months ended March 31, 2011 (in thousands) are as follows:

		Operating
	Revenues	Expenses
DoubleTree by Hilton Bethesda-Washington DC	$2,652	$2,221
Sir Francis Drake	7,786	6,880
InterContinental Buckhead	8,566	5,613
Monaco Washington DC	5,157	3,722
The Grand Hotel Minneapolis	1,666	1,504
Skamania Lodge	3,420	3,214
Sheraton Delfina	5,760	3,935
Sofitel Philadelphia	5,327	4,116
Argonaut Hotel	2,331	1,533

Total	$42,665	$32,738

Depreciation and amortization — Depreciation and amortization expense was $4.8 million.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance incurred for the hotels owned were $1.9 million.
Corporate general and administrative — Total corporate general and administrative expenses were $2.3 million, which consisted of employee compensation costs (including non-cash share-based compensation cost of $0.6 million), professional fees, insurance and other expenses.
Hotel property acquisition costs — Hotel property acquisition costs were $1.7 million.
Interest income — Interest income on cash and cash equivalents and investments was $0.5 million.
Interest expense — Interest expense incurred was $2.9 million which included unused fees on our credit facility, interest on our mortgage debt, and amortization of deferred financing fees.
Non-GAAP Financial Measures
     Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
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
     The following table reconciles net loss to FFO for the three months ended March 31, 2011 and 2010 (in thousands except share and per-share data):

	For the three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(3,591)	$(599)
Adjustments:
Depreciation and amortization	4,767	—

FFO	$1,176	$(599)

     EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

     The following table reconciles net loss to EBITDA for the three months ended March 31, 2011 and 2010 (in thousands):

	For the three months ended March 31,
	2011	2010
Net loss attributable to common shareholders	$(3,591)	$(599)
Adjustments:
Interest expense	2,856	—
Income tax (benefit)	(390)	—
Depreciation and amortization	4,797	5
Distributions to preferred shareholders	547	—

EBITDA	$4,219	$(594)

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
Critical Accounting Policies
     Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Liquidity and Capital Resources
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior secured revolving credit facility. We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws.
     We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment and debt maturities, through the net proceeds from additional issuances of common shares, issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
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
     We currently have three properties under contract for an aggregate purchase price of $263.5 million. We expect to fund these acquisitions with available cash. There can be no assurance that we will complete these acquisitions.
Sources and Uses of Cash
     Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital expenditures, operating costs, corporate expenses and dividends.

     Cash provided by Operations. Our cash provided by operating activities was $0.2 million for the three months ended March 31, 2011. Our cash from operations includes the operating activities of the nine owned hotels. Our operating activities for the three months ended March 31, 2010 were insignificant as we did not own any hotel properties during this period.
     Cash used in Investing Activities. Our cash used in investing activities was $62.4 million and $15.2 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, we used $37.2 million to acquire the Argonaut Hotel, incurred capital expenditures of $9.6 million at our hotels, placed deposits of $13.5 million on three properties, two of which we acquired in April 2011, and had an increase in restricted cash of $2.1 million. In 2010, we invested $15.0 million in certificates of deposits.
     Cash provided by Financing Activities. Approximately $182.1 million of cash was provided by financing activities for the three months ended March 31, 2011, which consisted of $125.0 million of proceeds received from our offering of Series A preferred shares which were offset by $4.0 million in offering-related costs and $67.0 million of proceeds received from the mortgage debt placed on the Skamania Lodge and DoubleTree hotels. We also paid $4.9 million in distributions during the quarter. For the three months ended March 31, 2010, we paid $1.5 million in offering-related costs for our December 2009 initial public offering of common shares and concurrent private placement.
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
     From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s standards. Generally we expect to fund the renovations and improvements with cash and cash equivalents or borrowings under our credit facility.
     For the three months ended March 31, 2011, we invested approximately $9.6 million on capital investments to reposition the properties we owned. We expect to invest approximately $60.0 million on capital investments in 2011.
Contractual Obligations and Off-Balance Sheet Arrangements
     The table below summarizes our contractual obligations as of March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less			More
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Mortgage loans (1)	$286,312	$145,588	$15,657	$125,067	$—
Ground leases (2)	66,238	1,380	2,760	2,760	59,338
Purchase commitments (3)	6,360	6,360	—	—	—
Corporate office lease	993	261	560	172	—

Total	$359,903	$153,589	$18,977	$127,999	$59,338

(1)	Amounts include interest expense.

(2)	The long-term ground leases on the Hotel Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table assumes base rent for all periods presented and does not include assumptions for CPI adjustments.

(3)	These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

     We currently have three properties under contract for an aggregate purchase price of $263.5 million. We expect to fund these acquisitions with available cash. There can be no assurance that we will complete these acquisitions.
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
Derivative Instruments
     In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of March 31, 2011, we have an interest rate cap in connection with the mortgage debt assumed with the acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and as such changes in the fair value of the instrument have been recorded in our statement of operations. For the three months ended March 31, 2011, the interest rate cap had an immaterial effect on our statement of operations. We did not utilize any derivative instruments during the three months ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of March 31, 2011, approximately $56.1 million of the Company’s aggregate indebtedness (22% of total indebtedness) was subject to variable interest rates.
     If market rates of interest on the Company’s variable rate debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $56.1 million, the balance as of March 31, 2011.
Item 4. Controls and Procedures.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The nature of the operations of the hotels exposes the hotels and us to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or our financial condition.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1*	Declaration of Trust, as amended and supplemented, of the Registrant

10.1	Loan Agreement, between Terrapins Owner LLC, as Borrower, and UBS Real Estate Securities Inc., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011).

10.2	Loan Agreement between Tar Heel Borrower LLC, as Borrower, Tar Heel Owner LLC, as Maryland Guarantor, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011).

10.3	Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.4	Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.5	Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.6	Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

Exhibit
Number	Description of Exhibit
10.7	Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.8	Promissory Note by Maritime Hotel Associates, L.P. in favor of Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.9	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as Trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Maritime Hotel Associates, L.P., Kimpton Development Opportunity Fund, L.P., Wildcats Owner LLC, and Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.10	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Maritime Hotel Associates, L.P., as borrower, to First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.11	Purchase and Sale Agreement by and between Starwood CMBS I, LLC, as seller, and Bruins Owner LLC, as purchaser, dated as of March 22, 2011, for The Westin Gaslamp, San Diego (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 31, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: April 28, 2011	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1*	Declaration of Trust, as amended and supplemented, of the Registrant

10.1	Loan Agreement, between Terrapins Owner LLC, as Borrower, and UBS Real Estate Securities Inc., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011).

10.2	Loan Agreement between Tar Heel Borrower LLC, as Borrower, Tar Heel Owner LLC, as Maryland Guarantor, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011).

10.3	Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.4	Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.5	Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.6	Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.7	Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.8	Promissory Note by Maritime Hotel Associates, L.P. in favor of Wachovia Bank, National Association (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.9	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as Trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Maritime Hotel Associates, L.P., Kimpton Development Opportunity Fund, L.P., Wildcats Owner LLC, and Pebblebrook Hotel, L.P. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.10	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Maritime Hotel Associates, L.P., as borrower, to First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011).

10.11	Purchase and Sale Agreement by and between Starwood CMBS I, LLC, as seller, and Bruins Owner LLC, as purchaser, dated as of March 22, 2011, for The Westin Gaslamp, San Diego

Exhibit
Number	Description of Exhibit
(Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 31, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

*	Filed herewith.

**	Furnished herewith.