Form 10-Q
period 2011-06-30
Pebblebrook Hotel Trust
filed 2011-08-02
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common shares of beneficial interest ($0.01 par value per share)	50,897,688

Pebblebrook Hotel Trust

Page
PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements.	3
Consolidated Balance Sheets — June 30, 2011 (unaudited) and December 31, 2010	3
Consolidated Statements of Operations (unaudited) — Three and six months ended June 30, 2011 and 2010	4
Consolidated Statements of Cash Flows (unaudited) —Six months ended June 30, 2011 and 2010	5
Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	21
Item 4. Controls and Procedures.	21
PART II. OTHER INFORMATION	21
Item 1. Legal Proceedings.	21
Item 1A. Risk Factors.	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	22
Item 3. Defaults Upon Senior Securities.	22
Item 4. [Removed and Reserved.]	22
Item 5. Other Information.	22
Item 6. Exhibits.	22
EX-3.1
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust
Consolidated Balance Sheets
(In thousands, except share data)

		December 31,
	June 30, 2011	2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,120,085	$599,714
Ground lease asset, net	10,612	10,721
Cash and cash equivalents	139,999	220,722
Restricted cash	6,729	4,485
Hotel receivables (net of allowance for doubtful accounts of $27 and $13, respectively)	13,752	3,924
Deferred financing costs, net	4,042	2,718
Prepaid expenses and other assets	24,734	13,231

Total assets	$1,319,953	$855,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior credit facility	$—	$—
Mortgage debt	252,114	143,570
Accounts payable and accrued expenses	30,325	15,799
Advance deposits	4,667	2,482
Accrued interest	785	304
Distribution payable	8,297	4,908

Total liabilities	296,188	167,063
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred shares of beneficial interest, stated at liquidation preference $25 per share, $.01 par value, 100,000,000 shares authorized; 5,000,000 and 0 shares issued and outstanding at June 30, 2011 and at December 31, 2010, respectively	125,000	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 50,771,380 issued and outstanding at June 30, 2011 and 39,814,760 issued and outstanding at December 31, 2010	508	398
Additional paid-in capital	920,297	698,100
Accumulated deficit and distributions	(24,320)	(11,586)

Total shareholders’ equity	1,021,485	686,912

Non-controlling interests	2,280	1,540

Total equity	1,023,765	688,452

Total liabilities and equity	$1,319,953	$855,515

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Operations
(In thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues:
Room	$45,601	$1,360	71,160	$1,360
Food and beverage	23,166	770	37,953	770
Other operating	4,343	86	6,662	86

Total revenues	73,110	2,216	115,775	2,216

Expenses:
Hotel operating expenses:
Room	11,866	298	19,507	298
Food and beverage	15,827	405	26,687	405
Other direct	1,922	41	3,083	41
Other indirect	19,860	645	32,936	645

Total hotel operating expenses	49,475	1,389	82,213	1,389
Depreciation and amortization	7,592	223	12,389	228
Real estate taxes, personal property taxes and property insurance	3,158	73	5,081	73
Ground rent	515	—	761	—
General and administrative	2,440	2,156	4,726	3,642
Hotel acquisition costs	1,715	3,061	3,441	3,146

Total operating expenses	64,895	6,902	108,611	8,478

Operating income (loss)	8,215	(4,686)	7,164	(6,262)
Interest income	293	898	766	1,875
Interest expense	(3,446)	—	(6,302)	—
Other	47	—	47	—

Income (loss) before income taxes	5,109	(3,788)	1,675	(4,387)
Income tax (expense) benefit	(810)	(26)	(420)	(26)

Net income (loss)	4,299	(3,814)	1,255	(4,413)
Net income (loss) attributable to non-controlling interests	85	—	85	—

Net income (loss) attributable to the Company	4,214	(3,814)	1,170	(4,413)
Distributions to preferred shareholders	(2,461)	—	(3,008)	—

Net income (loss) attributable to common shareholders	$1,753	$(3,814)	(1,838)	$(4,413)

Net income (loss) per share attributable to common shareholders, basic and diluted	$0.03	$(0.19)	$(0.05)	$(0.22)

Weighted-average number of common shares, basic and diluted	50,193,672	20,260,590	45,026,715	20,260,319
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the six months ended June 30,
	2011	2010
Operating activities:
Net income (loss)	$1,255	$(4,413)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,389	228
Share-based compensation	1,289	980
Amortization of deferred financing costs	698	—
Amortization of ground lease	109	—
Deferred income tax benefit	257	—
Other	(23)	—
Changes in assets and liabilities:
Restricted cash, net	44	—
Hotel receivables	(8,822)	(830)
Prepaid expenses and other assets	(3,510)	(131)
Accounts payable and accrued expenses	11,193	3,613
Advance deposits	502	21

Net cash provided by (used in) operating activities	15,381	(532)

Investing activities:
Acquisition of hotel properties	(467,135)	(157,078)
Improvements and additions to hotel properties	(17,092)	—
Deposit on investment in joint venture	(10,000)	(7,500)
Investment in certificates of deposits	—	(15,000)
Redemption of certificates of deposits	—	45,000
Purchase of corporate office equipment, computer software, and furniture	(94)	(409)
Restricted cash, net	(2,288)	—

Net cash used in investing activities	(496,609)	(134,987)

Financing activities:
Gross proceeds from issuance of common shares	235,980	—
Gross proceeds from issuance of preferred shares	125,000	—
Payment of offering costs — common and preferred shares	(14,215)	(1,482)
Payment of deferred financing costs	(2,022)	(60)
Contributions from non-controlling interest	95	—
Proceeds from mortgage debt	67,000	—
Repayments of mortgage debt	(456)	—
Repurchase of shares	(140)	—
Distributions — common shares/units	(9,807)	—
Distributions — preferred shares/units	(930)	—

Net cash provided by (used in) financing activities	400,505	(1,542)

Net change in cash and cash equivalents	(80,723)	(137,061)
Cash and cash equivalents, beginning of year	220,722	319,119

Cash and cash equivalents, end of period	$139,999	$182,058

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
     As of June 30, 2011, the Company owned 14 hotels with a total of 3,812 guest rooms located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami, Florida; Minneapolis, Minnesota; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
     Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2011, the Company owned 98.2 percent of the common Operating Partnership units issued by the Operating Partnership. The remaining 1.8 percent of the common units issued by the Operating Partnership are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
     The Company’s comprehensive income (loss) equals its net income (loss) attributable to common shareholders and the Company had no items classified as accumulated other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010.
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

Investment in Hotel Properties
     Upon acquisition of hotel properties, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
Note 3. Acquisition of Hotel Properties
     On February 16, 2011, the Company acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million. The acquisition was funded with $42.0 million of available cash and the assumption of a $42.0 million first mortgage loan. The hotel is subject to a long-term ground lease agreement with the United States Department of the Interior that expires in 2059. The hotel is required to pay the greater of a base rent of $1.2 million, as adjusted for consumer price index “CPI” increases, or a percentage of rooms revenues, food and beverage revenues, and other department revenues in excess of certain thresholds, as defined in the agreement. The fee, as a percentage of rooms revenues, ranges from 8% to 12% in the initial years and 12% to 14% in the later years. The fee as a percentage of food and beverage and other department revenues is 4% over the term of the lease. The terms of the ground lease were evaluated and they were determined to approximate current market terms. The Company retained Kimpton Hotels and Restaurants to manage the hotel.
     On April 6, 2011, the Company acquired the 450-room Westin Gaslamp Quarter located in San Diego, California for $110.0 million. Prior to the acquisition, the hotel was undergoing a $25.0 million renovation project and, in addition to the purchase price, the Company reimbursed the seller approximately $8.6 million for the renovation costs incurred and paid by the seller through the date of closing. The remaining renovation costs will be paid by the Company. The Company retained Starwood Hotels and Resorts to manage the hotel.
     On April 7, 2011, the Company acquired the 189-room Hotel Monaco Seattle located in Seattle, Washington for $51.2 million. The Company retained Kimpton Hotels and Restaurants to manage the hotel.
     On May 3, 2011, the Company acquired the 237-room Mondrian Los Angeles located in Los Angeles, California for $137.0 million. The Company retained the Morgans Hotel Group to manage the hotel.
     On May 26, 2011, the Company acquired the 148-room Viceroy Miami located in Miami, Florida for $36.5 million. The Company retained the Viceroy Hotel Group to manage the hotel and PHL received $3.0 million in key money from Viceroy Hotel Group to enter into the management agreement with Viceroy Hotel Group which is amortized through management fee expense over the ten-year term of the agreement.
     On June 8, 2011, the Company acquired the 235-room W Boston located in Boston Massachusetts for $89.5 million. The Company retained Starwood Hotels and Resorts to manage the hotel.
     The allocation of fair value to the acquired assets and liabilities is as follows (in thousands):

		Westin	Hotel	Mondrian
	Argonaut	Gaslamp	Monaco	Los	Viceroy
	Hotel	Quarter	Seattle	Angeles	Miami	W Boston	Total

Land	$—	$25,537	$10,105	$20,306	$8,368	$19,453	$83,769
Buildings and improvements	79,492	86,113	38,888	110,283	24,246	63,893	402,915
Furniture, fixtures and equipment	4,247	6,826	2,073	6,091	3,723	5,887	28,847
In place lease assets	190	—	—	—	—	—	190
Inventory	71	78	84	75	163	267	738
Net working capital	193	(931)	(251)	74	(146)	(1,263)	(2,324)

Net assets acquired	$84,193	$117,623	$50,899	$136,829	$36,354	$88,237	$514,135

     The results of operations of the Argonaut Hotel, Westin Gaslamp Quarter, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami and W Boston are included in the consolidated statements of operations beginning on their acquisition dates. The following unaudited pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2011 and 2010 as if the hotels acquired in 2010 and 2011 were acquired on January 1, 2010. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the three months		For the six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010
Total revenues	$84,891	$81,384	$158,003	$149,528
Operating income (loss)	10,841	9,285	12,933	10,445
Net income (loss) attributable to common shareholders	3,992	7,314	2,619	6,616
Net income (loss) per share attributable to common shareholders — basic and diluted	$0.08	$0.15	$0.05	$0.13
     In June 2011, the Company entered into an agreement to invest approximately $153.6 million, subject to working capital and other similar adjustments, for a 49% equity interest in a joint venture that owns six Manhattan hotel properties in New York, New York (the “Manhattan Collection”). The Company placed a $10.0 million deposit on this investment as of June 30, 2011. The hotels are subject to approximately $596.6 million in existing first mortgage and mezzanine debt and matures in February 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds. On July 29, 2011, the Company closed on this investment using approximately $101.6 million in available cash, $10.0 million from the deposit previously placed in escrow, and $42.0 million from borrowings on its credit facility. The Company incurred approximately $8.2 million in acquisition costs related to this investment.
Note 4. Investment in Hotel Properties
     Investment in hotel properties as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$190,197	$106,428
Buildings and improvements	873,815	460,988
Furniture, fixtures and equipment	73,992	37,966

Investment in hotel properties	$1,138,004	$605,382
Less: Accumulated depreciation	(17,919)	(5,668)

Investment in hotel properties, net	$1,120,085	$599,714

Note 5. Debt
Senior Credit Facility
     On June 3, 2011, the Company amended and restated in its entirety the credit agreement that it had entered into in July 2010. The Company’s credit facility is now unsecured and its borrowing capacity is now $200.0 million, an increase of $50.0 million as compared to the prior credit facility’s capacity. The credit facility matures on June 3, 2014, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $400.0 million with lender approval. Borrowings on the credit facility bear interest at LIBOR plus 2.5% to 3.5%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.35% or 0.50% of the unused portion of the senior credit facility, depending on the amount of borrowings outstanding. The credit facility contains certain financial covenants including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $1.3 million in fees in connection with this amendment which are amortized over the term of the credit facility. As of June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the credit facility. As of June 30, 2011, the Company was in compliance with the credit facility debt covenants. For the three and six months ended June 30, 2011, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively. The Company incurred no unused commitment fees for the three and six months ended June 30, 2010.

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
     Mortgage debt as of June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2011	December 31, 2010
Sofitel Philadelphia	Floating(1)	February 2012	$56,070	$56,070
Monaco Washington DC	5.68%	March 2012	35,000	35,000
Argonaut Hotel	5.67%	March 2012	42,000	—
InterContinental Buckhead	4.88%	January 2016	52,182	52,500
Skamania Lodge	5.44%	February 2016	30,862	—
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	36,000	—

			$252,114	$143,570

(1)	Mortgage debt bears interest at LIBOR plus 1.3%. The interest rates as of June 30, 2011 and December 31, 2010 were 1.49% and 1.57%, respectively.
     The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity. The estimated fair value of the Company’s debt as of June 30, 2011 and December 31, 2010 was $251.4 million and $143.9 million, respectively.
     The Company is in compliance with all debt covenants as of June 30, 2011.
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
     On April 13, 2011, the Company filed a shelf registration statement on Form S-3 with the SEC. Under this shelf registration statement, the Company may issue common shares, preferred shares, debt securities, warrants and units from time to time.
Common Dividends
     The Company paid or will pay the following dividends on common shares/units during the six months ended June 30, 2011:

Dividend per	For the quarter
Share/Unit	ended	Record Date	Payable Date
$0.12	March 31, 2011	March 31, 2011	April 15, 2011
$0.12	June 30, 2011	June 30, 2011	July 15, 2011

Preferred Shares
     The Company is authorized to issue up to 100,000,000 preferred shares, $.01 par value per share.
     The Company had no preferred shares outstanding as of December 31, 2010. On March 11, 2011, the Company issued 5,000,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares (“Series A Preferred Shares”) at a public offering price of $25.00 per share, for a total of approximately $120.9 million of net proceeds, after deducting the underwriting discount and other offering-related costs.
     On July 14, 2011, the Company issued 600,000 Series A Preferred Shares at a price of $25.25 per share for a total of approximately $15.1 million in net proceeds.
Preferred Dividends
     The Company paid or will pay the following dividends on preferred shares/units during the six months ended June 30, 2011:

Dividend per	For the quarter
Share/Unit	ended	Record Date	Payable Date
$0.19 (1)	March 31, 2011	March 31, 2011	April 15, 2011
$0.49	June 30, 2011	June 30, 2011	July 15, 2011

(1)	Pro-rata payment for the partial quarter from the date of issuance.
Non-controlling Interest of Common Units in Operating Partnership
     Holders of Operating Partnership units have certain redemption rights which enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares, at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders.
     As of June 30, 2011 and December 31, 2010, the Operating Partnership had 929,099 and 0 units, respectively, outstanding, all of which are long-term incentive partnership units that have reached parity with other common Operating Partnership units. As of June 30, 2011, 185,820 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership which in turn can be redeemed for an equal number of common shares in the Company. As of June 30, 2011, no LTIP units have been converted to common shares.
Note 7. Share-Based Compensation Plan
     The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of June 30, 2011, there were 224,317 common shares available for issuance under the 2009 Equity Incentive Plan.

The following table provides a summary of restricted share activity as of June 30, 2011:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2011	78,440	$20.88
Granted	79,330	22.03
Vested	(22,709)	20.98
Forfeited	(2,232)	21.58

Unvested at June 30, 2011	132,829	$21.54
     The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and six months ended June 30, 2011, the Company recognized approximately $0.3 million and $0.5 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2010, the Company recognized approximately $0.1 million and $0.2 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of June 30, 2011, there was $2.5 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.
Long-Term Incentive Partnership Units
     Long-Term Incentive Partnership (“LTIP”) units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Prior to reaching parity with common units, LTIP units have a capital account balance of zero, do not receive an allocation of net income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
     As of June 30, 2011, the Company had 929,099 LTIP units outstanding. All of the LTIP units are held by officers of the Company as of June 30, 2011. These LTIP units vest ratably on each of the first five anniversaries of their date of grant. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of June 30, 2011, 185,820 units have vested.
     The Company recognized $0.4 million and $0.8 million in share-based compensation expense related to the LTIP units for the three and six months ended June 30, 2011 respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2010. As of June 30, 2011, there was $5.5 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted- average remaining vesting period of 3.5 years. The accrued expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
     Upon the closing of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code, and the LTIP units achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. These LTIP units are allocated their pro-rata share of the Company’s net income (loss).
Note 8. Earnings per Common Share
     The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common shareholders	$1,753	$(3,814)	$(1,838)	$(4,413)
Less: dividends paid on unvested restricted shares	(16)	—	(31)	—
Less: dividends paid on LTIP units	(111)	—	(223)	—
Undistributed earnings attributable to unvested restricted shares	—	—	—	—

Net income (loss) attributable to common shareholders-basic and diluted	$1,626	$(3,814)	$(2,092)	$(4,413)

Denominator:
Weighted-average number of common shares — basic and diluted	50,193,672	20,260,590	45,026,715	20,260,319
Net income (loss) per share attributable to common shareholders — basic and diluted	$0.03	$(0.19)	$(0.05)	$(0.22)

     For the three and six months ended June 30, 2011, 132,829 of unvested restricted shares and 929,099 of LTIP units were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2010, 83,747 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive.
Note 9. Commitments and Contingencies
Management Agreements
     The Company’s hotel properties operate pursuant to separate management agreements for each property with various management companies. The initial terms of these management agreements range from 5 years to 20 years, not including renewals, and 5 years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
     The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $2.1 million and $3.3 million for the three and six months ended June 30, 2011, respectively, and $0.1 million, for the three and six months ended June 30, 2010.
Reserve Funds
     Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
     At June 30, 2011 and December 31, 2010, the Company had $6.7 million and $4.5 million, respectively, in restricted cash, which consists of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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
Note 10. Supplemental Information to Statements of Cash Flows

	For the six months ended
	June 30,
	2011	2010
	( in thousands)
Interest paid	$5,086	$—

Income taxes paid	$151	$—

Non-Cash Investing and Financing Activities:
Distributions payable to common shares/units	$6,219	$—

Distributions payable to preferred shares/units	$2,078	$—

Issuance of common shares for board of trustees compensation	$183	$—

Mortgage loan assumed in connection with acquisition	$42,000	$—

Deposit applied to purchase price of acquisition	$5,000	$—

Note 11. Subsequent Events
     On July 14, 2011, the Company issued 600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares at an offering price of $25.25 per share, for a total of approximately $15.1 million of net proceeds.
     On July 29, 2011, the Company closed on its $153.6 million investment for a 49% equity interest in the Manhattan Collection. The hotels are subject to approximately $596.6 million in existing first mortgage and mezzanine debt and matures in February 2013. The Company incurred approximately $8.2 million in acquisition costs related to this investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust, or REIT. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (the “Operating Partnership”), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms “the Company,” “we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
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

Overview
     Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major coastal markets. As of June 30, 2011, we owned 14 hotels with a total of 3,812 guest rooms located in eight states and the District of Columbia.
     During the second quarter of 2011, we raised $226.5 million from the follow-on equity offering of 10.9 million common shares and acquired five additional hotel properties, The Westin Gaslamp Quarter for $110.0 million, Hotel Monaco Seattle for $51.2 million, Mondrian Los Angeles for $137.0 million, Viceroy Miami for $36.5 million and W Boston for $89.5 million. In addition, in July 2011, we invested approximately $153.6 million for a 49% equity interest in a joint venture that owns six Manhattan hotel properties in New York, New York.
     In addition to being active with acquisitions and capital raising activities, we have been actively employing our asset management initiatives at the properties we currently own. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which will enhance returns to our shareholders. During the six months ended June 30, 2011, we completed renovation projects at the Sir Francis Drake, The Grand Minneapolis and DoubleTree by Hilton Bethesda-Washington DC hotels. We expect to invest approximately $63.0 million to $68.0 million, including amounts paid upon acquisition of the Westin Gaslamp Quarter, in 2011 on renovation and repositioning projects and other capital improvements.
     The U.S. hotel industry sustained its strong recovery during the second quarter of 2011 despite the impact of negative unemployment and housing data, commodity inflation, foreign debt concerns and deterioration in some economic indicators. Driven by continued strength in corporate transient and group travel and increased international travel on the basis of a weak dollar and growth in developing countries, the increased demand has fueled rising industry occupancies and significant growth in average daily rates. Additionally, as a result of positive industry fundamentals, acquisition transaction volume has seen significant year-over-year growth, still primarily driven by lodging REITs and their lower cost of capital.
     We remain optimistic about the lodging industry as a whole with industry supply growth declining to below 1% and demand growth forecasted to continue to grow as the economy grows, increasing occupancies allowing for further increases in ADR.
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
Results of Operations
     Results of operations for the three and six months ended June 30, 2011 include the operating activities of the 14 hotels we owned since their respective dates of acquisition. We owned two hotel properties, the DoubleTree by Hilton Bethesda-Washington DC and Sir Francis Drake, at June 30, 2010. Our net income attributable to common shareholders for the three months ended June 30, 2011 was $1.8 million compared with a net loss attributable to common shareholders of $3.8 million for the three months ended June 30, 2010. Our net loss attributable to common shareholders for the six months ended June 30, 2011 was $1.8 million compared with a net loss attributable to common shareholders of $4.4 million for the six months ended June 30, 2010.
Comparison of three and six months ended June 30, 2011 to three and six months ended June 30, 2010
     The results of operations for the three and six months ended June 30, 2010 include the operating activity of the two hotels for the periods from acquisition of each hotel to June 30, 2010. The results of operations for the three and six months ended June 30, 2011 include the operating activity for the eight hotels acquired in 2010 for the full periods and the operating activity for the six hotels acquired in 2011 for the periods from acquisition of each hotel to June 30, 2011.

Revenues — Revenues for the three and six months ended June 30, 2011 increased to $73.1 million and $115.8 million, respectively, due to the additional twelve hotels acquired since June 2010. Revenues for the three and six months ended June 30, 2010 were $2.2 million.
Hotel operating expenses — Hotel operating expenses for the three and six months ended June 30, 2011 increased to $49.5 million and $82.2 million, respectively, due to the additional twelve hotels acquired since June 2010. Hotel operating expenses for the three and six months ended June 30, 2010 were $1.4 million.
Depreciation and amortization — Depreciation and amortization expense for the three and six months ended June 30, 2011 increased by approximately $7.4 million and $12.2 million, respectively, as a result of the additional 12 hotels we acquired since June 2010.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance for the three and six months ended June 30, 2011 increased by approximately $3.1 million and $5.0 million, respectively, as a result of the additional 12 hotels we acquired since June 2010.
Ground rent — Ground rent expense for the three and six months ended June 30, 2011 increased by approximately $0.5 million and $0.8 million, respectively, resulting from the acquisitions of the Hotel Monaco DC and the Argonaut Hotel, both of which are subject to long-term ground lease arrangements.
Corporate general and administrative — Total corporate general and administrative expenses for the three and six months ended June 30, 2011 increased by approximately $0.3 million and $1.1 million, respectively, as a result for growth in our portfolio since June 2010. Corporate general and administrative expenses consist of employee compensation costs, professional fees, insurance and other expenses.
Hotel property acquisition costs — Hotel property acquisition costs for the three months ended June 30, 2011 decreased by approximately $1.3 million from the three months ended June 30, 2010 primarily because the majority of the costs for the acquisitions made during the second quarter of 2011 were incurred in the first quarter of 2011. In addition, the cost per acquisition decreased in 2011 compared to 2010 primarily as a result of higher transfer taxes and legal fees associated with the DoubleTree by Hilton Bethesda-Washington DC which was acquired in June 2010. Hotel property acquisition costs for the six months ended June 30, 2011, increased by approximately $0.3 million as a result of six hotel acquisitions purchased in 2011 compared to two hotel acquisitions purchased in 2010.
Interest income — Interest income for the three and six months ended June 30, 2011 decreased from the prior periods by approximately $0.6 million and $1.1 million, respectively, as a result of cash being used to acquire hotel properties resulting in a lower average cash balance as well as a decrease in the interest rate on cash deposits.
Interest expense — Interest expense for the three and six months ended June 30, 2011 increased from the prior periods by approximately $3.4 million and $6.3 million, respectively, due to the Company arranging or assuming mortgage financings on certain properties acquired after June 2010 while the Company had no debt as of June 30, 2010. Interest expense includes unused commitment fees on our credit facility, interest on our mortgage debt and amortization of deferred financing fees.
Income tax expense — Income tax expense for the three and six months ended June 30, 2011 increased from the prior periods by approximately $0.8 million and $0.4 million respectively as a result of income generated from the additional twelve hotels we acquired since June 2010.
Non-controlling interests— Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There was no allocation of income or loss to these unit holders in 2010 as these units did not reach parity with the common shares until April 2011.
Distributions to preferred shareholders — Distributions to preferred shareholders for the three and six months ended June 30, 2011 were approximately $2.5 million and $3.0 million, respectively. The Company issued a series of preferred shares in March 2011. We had no preferred shares issued in 2010.

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
     The following table reconciles net income (loss) attributable to common shareholders to FFO for the three and six months ended June 30, 2011 and 2010 (in thousands except share and per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$1,753	$(3,814)	$(1,838)	$(4,413)
Adjustments:
Depreciation and amortization	7,560	205	12,327	205
Non-controlling interests	85	—	85	—

FFO	$9,398	$(3,609)	$10,574	$(4,208)

     EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
     The following table reconciles net income (loss) attributable to shareholders to EBITDA for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$1,753	$(3,814)	$(1,838)	$(4,413)
Adjustments:
Interest expense	3,446	—	6,302	—
Income tax expense (benefit)	810	26	420	26
Depreciation and amortization	7,592	223	12,389	228
Non-controlling interests	85	—	85	—
Distributions to preferred shareholders	2,461	—	3,008	—

EBITDA	$16,147	$(3,565)	$20,366	$(4,159)

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
Liquidity and Capital Resources
     We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior revolving credit facility. We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws.
     We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, capital investments, and debt maturities, through the net proceeds from additional issuances of common shares, issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
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
     In July 2011, we invested approximately $153.6 million for a 49% equity interest in a joint venture that owns six hotels in New York City. We funded this investment using approximately $101.6 million in available cash, $10.0 million from the deposit previously placed in escrow, and $42.0 million from borrowings on our credit facility. The hotels are subject to approximately $596.6 million in existing first mortgage and mezzanine debt and matures in February 2013. The Company incurred approximately $8.2 million in acquisition costs related to this investment.
Sources and Uses of Cash
     Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
     Cash provided by Operations. Our cash provided by operating activities was $15.4 million for the six months ended June 30, 2011. Our cash from operations includes the operating activities of the fourteen owned hotels. Our cash used in operating activities for the six months ended June 30, 2010 was $0.5 million and relates principally to the two hotels we owned at June 30, 2010.
     Cash used in Investing Activities. Our cash used in investing activities was $496.6 million and $135.0 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, we used $467.1 million to acquire six hotels, incurred capital investments of $17.1 million at our hotels, placed a deposit of $10.0 million related to the joint venture investment and had an increase in restricted cash of $2.3 million. During the six months ended June 30, 2010, we used $157.1 million to acquire two hotels, placed deposits of $7.5 million on potential acquisitions and redeemed a net amount of $30.0 million in certificates of deposits.
     Cash provided by Financing Activities.$400.5 million of cash was provided by financing activities for the six months ended June 30, 2011, which consisted of $236.0 million of proceeds received from our public offering of approximately 10.9 million common shares and $125.0 million of proceeds received from our offering of Series A preferred shares, both of which were offset by an aggregate of approximately $14.2 million in offering-related costs. We also received $67.0 million of proceeds from the mortgage debt placed on the Skamania Lodge and DoubleTree hotels and paid $10.7 million in distributions during the period. For the six months ended June 30, 2010, we paid $1.5 million in offering-related costs for our December 2009 initial public offering of common shares and concurrent private placement.
Capital Investments
     We intend to maintain all of our hotels, and will maintain each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and when applicable, in accordance with the franchisor’s standards and the agreed-

upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.
     From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally we expect to fund the renovations and improvements with cash and cash equivalents, borrowings under our credit facility, or proceeds from new mortgage debt or equity offerings.
     For the six months ended June 30, 2011, we invested $17.1 million in capital investments to reposition and improve the properties we owned. We expect to invest approximately $45.9 million to $50.9  million in capital investments for the remainder of 2011.
Contractual Obligations and Off-Balance Sheet Arrangements
     The table below summarizes our contractual obligations as of June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
		Less			More
		than 1	1 to 3	3 to 5	than 5
	Total	year	years	years	years
Mortgage loans (1)	$283,103	$144,335	$15,657	$123,111	$—
Ground leases (2)	66,813	1,380	2,760	2,760	59,913
Purchase commitments (3)	4,890	4,890	—	—	—
Corporate office lease	930	264	566	100	—

Total	$355,736	$150,869	$18,983	$125,971	$59,913

(1)	Amounts include interest expense.

(2)	The long-term ground leases on the Hotel Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table assumes base rent for all periods presented and does not include assumptions for CPI adjustments.

(3)	These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.
     In July 2011, we invested approximately $153.6 million for a 49% equity interest in a joint venture that owns six hotels in New York City. The hotels are subject to approximately $596.6 million in existing first mortgage and mezzanine debt and matures in February 2013. The Company incurred approximately $8.2 million in acquisition costs related to this investment.
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

Derivative Instruments
     In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of June 30, 2011, we have an interest rate cap in connection with the mortgage debt assumed with the acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and as such changes in the fair value of the instrument have been recorded in our statement of operations. For the three and six months ended June 30, 2011, the interest rate cap had an immaterial effect on our statement of operations. We did not utilize any derivative instruments during the three or six months ended June 30, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
     We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring the Company’s variable rate debt and converting such debt to fixed rates when the Company deems such conversion advantageous. As of June 30, 2011, $56.1 million of the Company’s aggregate indebtedness (22% of total indebtedness) was subject to variable interest rates.
     If market rates of interest on the Company’s variable rate debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $56.1 million, the balance as of June 30, 2011.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The nature of the operations of the hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or our financial condition.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. [Removed and Reserved.]
Item 5. Other information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1*	Declaration of Trust, as amended and supplemented of the Registrant.

10.1*	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser.

10.2*	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto.

10.3	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST
Date: August 2, 2011	/s/ Jon E. Bortz
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1*	Declaration of Trust, as amended and supplemented of the Registrant.

10.1*	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser.

10.2*	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto.

10.3	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.