Form 10-Q
period 2011-09-30
Pebblebrook Hotel Trust
filed 2011-10-27
CIK 1474098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2011
Common shares of beneficial interest ($0.01 par value per share)	50,897,688

Pebblebrook Hotel Trust

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Pebblebrook Hotel Trust

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,120,484	$599,714
Investment in unconsolidated entities	167,603	—
Ground lease asset, net	10,557	10,721
Cash and cash equivalents	75,318	220,722
Restricted cash	8,730	4,485
Hotel receivables (net of allowance for doubtful accounts of $56 and $13, respectively)	14,925	3,924
Deferred financing costs, net	3,614	2,718
Prepaid expenses and other assets	16,197	13,231

Total assets	$1,417,428	$855,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior credit facility	$—	$—
Mortgage debt	251,834	143,570
Accounts payable and accrued expenses	32,302	15,799
Advance deposits	5,200	2,482
Accrued interest	931	304
Distribution payable	8,736	4,908

Total liabilities	299,003	167,063
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares of beneficial interest, stated at liquidation preference $25 per share, $.01 par value, 100,000,000 shares authorized; 9,000,000 and 0 shares issued and outstanding at September 30, 2011 and at December 31, 2010, respectively	225,000	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 50,771,380 issued and outstanding at September 30, 2011 and 39,814,760 issued and outstanding at December 31, 2010	508	398
Additional paid-in capital	917,842	698,100
Accumulated deficit and distributions	(27,603)	(11,586)

Total shareholders’ equity	1,115,747	686,912

Non-controlling interests	2,678	1,540

Total equity	1,118,425	688,452

Total liabilities and equity	$1,417,428	$855,515

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust

Consolidated Statements of Operations

(In thousands, except share and per-share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Room	$56,437	$12,805	$127,597	$14,165
Food and beverage	25,627	7,816	63,580	8,586
Other operating	5,739	1,016	12,401	1,102

Total revenues	87,803	21,637	203,578	23,853
Expenses:
Hotel operating expenses:
Room	14,477	3,769	33,984	4,067
Food and beverage	18,736	5,615	45,423	6,020
Other direct	2,747	452	5,830	493
Other indirect	23,651	6,006	56,587	6,651

Total hotel operating expenses	59,611	15,842	141,824	17,231
Depreciation and amortization	9,037	2,032	21,426	2,260
Real estate taxes, personal property taxes and property insurance	3,860	836	8,941	909
Ground rent	589	11	1,350	11
General and administrative	3,527	1,729	8,253	5,371
Hotel acquisition costs	3,903	1,665	7,344	4,811

Total operating expenses	80,527	22,115	189,138	30,593
Operating income (loss)	7,276	(478)	14,440	(6,740)
Interest income	49	638	815	2,513
Interest expense	(3,775)	(471)	(10,077)	(471)
Other	38	—	85	—
Equity in earnings of unconsolidated entities	2,169	—	2,169	—

Income (loss) before income taxes	5,757	(311)	7,432	(4,698)
Income tax (expense) benefit	81	3	(339)	(23)

Net income (loss)	5,838	(308)	7,093	(4,721)
Net income (loss) attributable to non-controlling interests	114	—	199	—

Net income (loss) attributable to the Company	5,724	(308)	6,894	(4,721)
Distributions to preferred shareholders	(2,899)	—	(5,907)	—

Net income (loss) attributable to common shareholders	$2,825	$(308)	$987	$(4,721)

Net income (loss) per share attributable to common shareholders, basic and diluted	$0.05	$(0.01)	$0.01	$(0.19)
Weighted-average number of common shares, basic and diluted	50,771,355	34,073,090	46,962,639	24,915,173

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$7,093	$(4,721)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,426	2,260
Share-based compensation	1,972	1,506
Amortization of deferred financing costs	1,135	175
Amortization of ground lease	164	—
Equity in earnings from unconsolidated entities	(2,169)	—
Deferred income tax benefit	—	23
Other	142	—
Changes in assets and liabilities:
Restricted cash, net	(686)	—
Hotel receivables	(10,024)	(3,453)
Prepaid expenses and other assets	(5,024)	(2,345)
Accounts payable and accrued expenses	13,359	7,941
Advance deposits	1,035	357

Net cash provided by operating activities	28,423	1,743

Investing activities:
Acquisition of hotel properties	(467,135)	(331,650)
Improvements and additions to hotel properties	(26,348)	(350)
Contributions to unconsolidated entities	(165,434)	—
Deposit on hotel property	—	(1,000)
Redemption of certificates of deposits	—	70,000
Purchase of corporate office equipment, computer software, and furniture	(145)	(464)
Restricted cash, net	(3,559)	(1,061)

Net cash used in investing activities	(662,621)	(264,525)

Financing activities:
Gross proceeds from issuance of common shares	235,980	332,350
Gross proceeds from issuance of preferred shares	225,150	—
Payment of offering costs — common and preferred shares	(17,108)	(15,392)
Payment of deferred financing costs	(2,031)	(2,300)
Contributions from non-controlling interest	95	—
Borrowings under senior credit facility	42,000	—
Repayments under senior credit facility	(42,000)	—
Proceeds from mortgage debt	67,000	—
Repayments of mortgage debt	(736)	—
Repurchase of shares	(140)	—
Distributions — common shares/units	(16,025)	—
Distributions — preferred shares	(3,391)	—

Net cash provided by financing activities	488,794	314,658

Net change in cash and cash equivalents	(145,404)	51,876
Cash and cash equivalents, beginning of year	220,722	319,119

Cash and cash equivalents, end of period	$75,318	$370,995

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

As of September 30, 2011, the Company owned interests in 20 hotels, including 14 wholly-owned hotels, with a total of 3,812 guest rooms and a 49% joint venture interest in 6 hotels with 1,732 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington, Washington, D.C.; and West Hollywood, California.

Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2011, the Company owned 98.2 percent of the common Operating Partnership units issued by the Operating Partnership. The remaining 1.8 percent of the common units issued by the Operating Partnership are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and to the acquisitions of hotel assets. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The consolidated financial statements include all of the accounts of the Company and its wholly-owned subsidiaries in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

The Company’s comprehensive income (loss) equals its net income (loss) attributable to common shareholders and the Company had no items classified as accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010.

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

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying value of the asset, an adjustment to reduce the carrying value to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.

The Company will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss and will cease recording depreciation expense. The Company will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the statement of operations.

Income Taxes

To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, PHL, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Note 3. Acquisition of Hotel Properties

On February 16, 2011, the Company acquired the 252-room Argonaut Hotel located in San Francisco, California for $84.0 million. The acquisition was funded with $42.0 million of available cash and the assumption of a $42.0 million first mortgage loan. The hotel is subject to a long-term ground lease agreement with the United States Department of the Interior that expires in 2059. The hotel is required to pay the greater of a base rent of $1.2 million, as adjusted for consumer price index (“CPI”) increases, or a percentage of rooms revenues, food and beverage revenues, and other department revenues in excess of certain thresholds, as defined in the agreement. The fee, as a percentage of rooms revenues, ranges from 8% to 12% in the initial years and 12% to 14% in the later years. The fee as a percentage of food and beverage and other department revenues is 4% over the term of the lease. The terms of the ground lease were evaluated and they were determined to approximate current market terms. The Company retained Kimpton Hotels and Restaurants to manage the hotel.

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

On May 26, 2011, the Company acquired the 148-room Viceroy Miami located in Miami, Florida for $36.5 million. The Company retained the Viceroy Hotel Group to manage the hotel and PHL received $3.0 million in key money from Viceroy Hotel Group to enter into the management agreement with Viceroy Hotel Group which is amortized as a reduction of management fee expense over the ten-year term of the management agreement.

On June 8, 2011, the Company acquired the 235-room W Boston located in Boston Massachusetts for $89.5 million. The Company retained Starwood Hotels and Resorts to manage the hotel.

The allocation of purchase price to the fair value of the acquired assets and liabilities is as follows (in thousands):

	Argonaut Hotel	Westin Gaslamp Quarter	Hotel Monaco Seattle	Mondrian Los Angeles	Viceroy Miami	W Boston	Total
Land	$—	$25,537	$10,105	$20,306	$8,368	$19,453	$83,769
Buildings and improvements	79,492	86,113	38,888	110,283	24,246	63,893	402,915
Furniture, fixtures and equipment	4,247	6,826	2,073	6,091	3,723	5,887	28,847
In place lease assets	190	—	—	—	—	—	190
Inventory	71	78	84	75	163	267	738
Net working capital	193	(931)	(251)	74	(146)	(1,263)	(2,324)

Net assets acquired	$84,193	$117,623	$50,899	$136,829	$36,354	$88,237	$514,135

The results of operations of the Argonaut Hotel, Westin Gaslamp Quarter, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami,W Boston, and Denihan joint venture (defined in Note 5 below) are included in the consolidated statements of operations beginning on their acquisition dates. The following unaudited pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2011 and 2010 as if the hotels and joint venture acquired in 2010 and 2011 were acquired on January 1, 2010. The pro forma results below excluded acquisition costs of $3.9 million and $7.3 million for the three and nine months ended September 30, 2011, respectively and $1.7 million and $4.8 million for the three and nine months ended September 30, 2010, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Total revenues	$87,803	$80,292	$245,806	$230,191
Operating income (loss)	11,179	8,112	23,238	18,304
Net income (loss) attributable to common shareholders	8,052	7,588	6,879	13,034
Net income (loss) per share attributable to common shareholders — basic and diluted	$0.16	$0.15	$0.14	$0.26

Note 4. Investment in Hotel Properties

Investment in hotel properties as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$190,197	$106,428
Buildings and improvements	878,819	460,988
Furniture, fixtures and equipment	78,245	37,966

Investment in hotel properties	$1,147,261	$605,382
Less: Accumulated depreciation	(26,777)	(5,668)

Investment in hotel properties, net	$1,120,484	$599,714

Note 5. Investment in Unconsolidated Entities

On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Denihan joint venture”), which owns six properties in New York, New York, for $152.6 million. The transaction values the six hotels at approximately $908 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method. As of September 30, 2011, the joint venture reported approximately $566.9 million in total assets and $627.4 million in total liabilities, including $595.3 million of non-recourse debt which matures in February of 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds. The Company incurred approximately $4.6 million in acquisition costs, excluding costs paid by the joint venture, related to this investment.

At the time of the Company’s investment, the estimated fair value of the hotel properties owned by the Denihan joint venture exceeded the carrying value. This basis difference between the Company’s investment in unconsolidated entities and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimate life of the underlying assets and recognized as a component of equity in earnings of unconsolidated entities (referred to as the basis difference in the table below).

The summarized results of operations of the Company’s investment in the Denihan joint venture from the acquisition date to September 30, 2011 are presented below (in thousands):

Acquisition date to September 30, 2011
Revenues	$31,206
Total operating expenses	21,709
Operating income	9,497
Net income (loss)	4,708
Company’s 49% interest of net income (loss)	2,307
Basis adjustment	(138)

Equity in earnings (losses) in unconsolidated entities	$2,169

Note 6. Debt

Senior Credit Facility

On June 3, 2011, the Company amended and restated in its entirety the credit agreement that it had entered into in July 2010. The Company’s credit facility is now unsecured and its borrowing capacity is now $200.0 million, an increase of $50.0 million as compared to the prior credit facility’s capacity. The credit facility matures on June 3, 2014, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $400.0 million with lender approval. Borrowings on the credit facility bear interest at LIBOR plus 2.5% to 3.5%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.35% or 0.50% of the unused portion of the senior credit facility, depending on the amount of borrowings outstanding. The credit facility contains certain financial covenants including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. The Company incurred approximately $1.3 million in fees in connection with this amendment which are amortized over the term of the credit facility. As of September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the credit facility. As of September 30, 2011, the Company was in compliance with the credit facility debt covenants. For the three and nine months ended September 30, 2011, the Company incurred unused commitment fees of $0.2 million and $0.6 million, respectively. The Company incurred unused commitment fees of $0.2 million for the three and nine months ended September 30, 2010.

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

On January 21, 2011, the Company entered into a first-mortgage loan on the DoubleTree by Hilton Bethesda-Washington DC. The debt has a principal balance of $36.0 million, a term of five years, bears interest at 5.28% and requires interest-only payments for the first 12 months and, beginning in March 2012, will require monthly principal and interest payments of $199,407 through February 2016, the maturity date.

In conjunction with the Company’s acquisition of the Argonaut Hotel, the Company assumed a $42.0 million interest-only first mortgage loan. The debt matures in March 2012 and has a fixed annual interest rate of 5.67%.

Mortgage debt as of September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2011	December 31, 2010
Sofitel Philadelphia	Floating (1)	February 2012	$56,070	$56,070
Monaco Washington DC	5.68%	March 2012	35,000	35,000
Argonaut Hotel	5.67%	March 2012	42,000	—
InterContinental Buckhead	4.88%	January 2016	51,998	52,500
Skamania Lodge	5.44%	February 2016	30,766	—
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	36,000	—

			$251,834	$143,570

(1)	Mortgage debt bears interest at LIBOR plus 1.3%. The interest rates as of September 30, 2011 and December 31, 2010 were 1.52% and 1.57%, respectively.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity. The estimated fair value of the Company’s debt as of September 30, 2011 and December 31, 2010 was $250.8 million and $143.9 million, respectively.

The Company was in compliance with all debt covenants as of September 30, 2011.

Note 7. Equity

Common Shares

The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share (“common shares”). Each outstanding common share entitles the holder to one vote on all matters submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company’s board of trustees.

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

Common Dividends

The Company paid or will pay the following dividends on common shares/units during the nine months ended September 30, 2011:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.12	March 31, 2011	March 31, 2011	April 15, 2011
$0.12	June 30, 2011	June 30, 2011	July 15, 2011
$0.12	September 30, 2011	September 30, 2011	October 17, 2011

Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).

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

On July 14, 2011, the Company issued an additional 600,000 Series A Preferred Shares at a price of $25.25 per share for a total of approximately $15.1 million in net proceeds. Following this offering, the Company had 5,600,000 Series A Preferred Shares outstanding.

On September 14, 2011, the Company issued 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares (“Series B Preferred Shares”) at a public offering price of $25.00 per share, for a total of approximately $82.3 million of net proceeds, after deducting the underwriting discount and other offering-related costs.

The Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date, and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares or Series B Preferred Shares prior to March 11, 2016 and September 21, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares and the share cap on each Series B Preferred Share is 3.4483 common shares.

Preferred Dividends

The Company paid or will pay the following dividends on preferred shares during the nine months ended September 30, 2011:

Security Type	Dividend per Share/Unit		For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.19	(1)	March 31, 2011	March 31, 2011	April 15, 2011
7.875% Series A	$0.49		June 30, 2011	June 30, 2011	July 15, 2011
7.875% Series A	$0.49		September 30, 2011	September 30, 2011	October 17, 2011
8.00% Series B	$0.13	(1)	September 30, 2011	September 30, 2011	October 17, 2011

(1)	Pro-rata payment for the partial quarter from the date of issuance.

Non-controlling Interest of Common Units in Operating Partnership

Holders of Operating Partnership units have certain redemption rights that enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of our limited partners or our shareholders.

As of September 30, 2011 and December 31, 2010, the Operating Partnership had 929,099 and 0 long-term incentive partnership units (“LTIP units”), respectively, outstanding, all of which have reached parity with other common Operating Partnership units. As of September 30, 2011, 185,820 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership which in turn can be redeemed for an equal number of common shares in the Company. As of September 30, 2011, no LTIP units have been converted to common shares.

Note 8. Share-Based Compensation Plan

The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are vested upon a change in control. As of September 30, 2011, there were 224,317 common shares available for issuance under the 2009 Equity Incentive Plan.

The following table provides a summary of restricted share activity as of September 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2011	78,440	$20.88
Granted	79,330	22.03
Vested	(22,709)	20.98
Forfeited	(2,232)	21.58

Unvested at September 30, 2011	132,829	$21.54

The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and nine months ended September 30, 2011, the Company recognized approximately $0.3 million and $0.8 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of September 30, 2011, there was $2.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.

Long-Term Incentive Partnership Units

LTIP units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Prior to reaching parity with common units, LTIP units have a capital account balance of zero, do not receive an allocation of net income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.

As of September 30, 2011, the Company had 929,099 LTIP units outstanding, all of which have reached parity with common units. All of the LTIP units were held by officers of the Company as of September 30, 2011. These LTIP units vest ratably on each of the first five anniversaries of their date of grant. All LTIP units will vest upon a change in control. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of September 30, 2011, 185,820 units have vested.

The Company recognized $0.4 million and $1.2 million in share-based compensation expense related to the LTIP units for the three and nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $5.1 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted- average remaining vesting period of 3.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.

Upon completion of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code, and the LTIP units achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. These LTIP units are allocated their pro-rata share of the Company’s net income (loss).

Note 9. Earnings per Common Share

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net income (loss) attributable to common shareholders	$2,825	$(308)	$987	$(4,721)
Less: dividends paid on unvested restricted shares	(16)	—	(47)	—
Less: dividends paid on LTIP units	(111)	—	(334)	—
Undistributed earnings attributable to unvested restricted shares	—	—	—	—

Net income (loss) attributable to common shareholders-basic and diluted	$2,698	$(308)	$606	$(4,721)

Denominator:
Weighted-average number of common shares — basic and diluted	50,771,355	34,073,090	46,962,639	24,915,173
Net income (loss) per share attributable to common shareholders — basic and diluted	$0.05	$(0.01)	$0.01	$(0.19)

For the three and nine months ended September 30, 2011, 132,829 of unvested restricted shares and 929,099 of LTIP units were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, 82,407 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive.

Note 10. Commitments and Contingencies

Management Agreements

The Company’s hotel properties operate pursuant to separate management agreements for each property with various management companies. The initial terms of these management agreements range from five years to 20 years, not including renewals, and five years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.

The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $2.5 million and $5.8 million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $0.7 million, for the three and nine months ended September 30, 2010, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.

Restricted Cash

At September 30, 2011 and December 31, 2010, the Company had $8.7 million and $4.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.

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

Note 11. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2011	2010
	(in thousands)
Interest paid	$8,279	$—

Income taxes paid	$663	$—

Non-Cash Investing and Financing Activities:
Distributions payable to common shares/units	$6,219	$—

Distributions payable to preferred shares	$2,516	$—

Issuance of common shares for board of trustees compensation	$183	$—

Mortgage loan assumed in connection with acquisition	$42,000	$—

Deposit applied to purchase price of acquisition	$5,000	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a REIT under the Code. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (the “Operating Partnership”), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms “the Company,” “we” or “our” to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.

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

Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major coastal markets. As of September 30, 2011, the Company owned interests in 20 hotels, including 14 wholly owned hotels, with a total of 3,812 guest rooms and a 49% joint venture interest in 6 hotels with 1,732 guest rooms.

During the third quarter of 2011, we invested approximately $152.6 million for a 49% equity interest in a joint venture that owns six Manhattan hotel properties in New York, New York (the “Manhattan Collection”). We also raised $97.4 million from the follow-on equity offering of 600,000 Series A Preferred Shares and 3.4 million Series B Preferred Shares.

In addition to acquiring hotels and raising capital, we have been actively employing our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. During the nine months ended September 30, 2011, we completed renovation projects at the Sir Francis Drake, The Grand Minneapolis and DoubleTree by Hilton Bethesda-Washington DC hotels. We expect to invest a total of approximately $55.0 million to $60.0 million, including amounts paid upon acquisition of the Westin Gaslamp Quarter, in 2011 on renovation and repositioning projects and other capital improvements.

The U.S. hotel industry has continued to exhibit positive fundamentals during the third quarter of 2011 despite an economic slowdown in the United States. While there continue to be concerns about a slow-moving national economy, stagnant unemployment and the increased global volatility and risk related to the European debt crisis, the financial condition of corporate America has improved over the past 12 to 24 months and companies have made significant headway in shoring up their balance sheets and improving their capital ratios.

The strength in corporate transient and group travel, specifically in the major urban markets, has continued to drive increases in occupancy and average daily rates. These positive fundamentals have driven the high year-over-year transaction volume year-to-date and are expected to continue through the balance of the year and into 2012. We continue to believe that we will see a long and healthy recovery in the hotel industry and believe our properties have significant opportunities to achieve significant growth in their long-term economic values.

Key Indicators of Financial Condition and Operating Performance

We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as room revenue per available room (“RevPAR”); average daily rate (“ADR”); occupancy rate (“occupancy”); funds from operations (“FFO”); and earnings before interest, income taxes, depreciation and amortization (“EBITDA”). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See “Non-GAAP Financial Matters” for further discussion of FFO and EBITDA.

Results of Operations

Results of operations for the three and nine months ended September 30, 2011 include the operating activities of the 14 hotels we owned since their respective dates of acquisition. We owned five hotel properties, the DoubleTree by Hilton Bethesda-Washington DC, Sir Francis Drake, InterContinental Buckhead, Monaco Washington D.C., and The Grand Hotel Minneapolis, at September 30, 2010. Our net income attributable to common shareholders for the three months ended September 30, 2011 was $2.8 million compared with a net loss attributable to common shareholders of $0.3 million for the three months ended September 30, 2010. Our net income attributable to common shareholders for the nine months ended September 30, 2011 was $1.0 million compared with a net loss attributable to common shareholders of $4.7 million for the nine months ended September 30, 2010.

Comparison of three and nine months ended September 30, 2011 to three and nine months ended September 30, 2010

The results of operations for the three and nine months ended September 30, 2010 include the operating activity of the five hotels for the periods from acquisition of each hotel to September 30, 2010. The results of operations for the three and nine months ended September 30, 2011 include the operating activity for the eight hotels acquired in 2010 for the full periods and the operating activity for the six hotels acquired in 2011 for the periods from acquisition of each hotel to September 30, 2011.

Revenues — Revenues for the three and nine months ended September 30, 2011 increased to $87.8 million and $203.6 million, respectively, due primarily to the additional nine hotels acquired since September 30, 2010. Revenues for the three and nine months ended September 30, 2010 were $21.6 million and $23.9 million, respectively.

Hotel operating expenses — Hotel operating expenses for the three and nine months ended September 30, 2011 increased to $59.6 million and $141.8 million, respectively, due primarily to the additional nine hotels acquired since September 2010. Hotel operating expenses for the three and nine months ended September 30, 2010 were $15.8 million and $17.2 million, respectively.

Depreciation and amortization — Depreciation and amortization expense for the three and nine months ended September 30, 2011 increased by approximately $7.0 million and $19.2 million, respectively, primarily as a result of the additional nine hotels we acquired since September 2010.

Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance for the three and nine months ended September 30, 2011 increased by approximately $3.0 million and $8.0 million, respectively, primarily as a result of the additional nine hotels we acquired since September 2010.

Ground rent — Ground rent expense for the three and nine months ended September 30, 2011 increased by approximately $0.6 million and $1.3 million, respectively, resulting from the acquisitions of the Hotel Monaco DC and the Argonaut Hotel, both of which are subject to long-term ground lease arrangements.

Corporate general and administrative — Corporate general and administrative expenses for the three and nine months ended September 30, 2011 increased by approximately $1.8 million and $2.9 million, respectively, primarily as a result of increased staffing and other costs related to growth in our portfolio since September 2010. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.

Hotel property acquisition costs — Hotel property acquisition costs for the three and nine months ended September 30, 2011 increased by approximately $2.2 million and $2.5 million, respectively, primarily as a result of the acquisition costs related to our equity investment in the joint venture that owns the Manhattan Collection. Hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes, and other direct costs associated with our acquisition of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.

Interest income — Interest income for the three and nine months ended September 30, 2011 decreased from the prior periods by approximately $0.6 million and $1.7 million, respectively, as a result of cash being used to acquire hotel properties resulting in a lower average cash balance as well as a decrease in the interest rate on cash deposits.

Interest expense — Interest expense for the three and nine months ended September 30, 2011 increased from the prior periods by approximately $3.3 million and $9.6 million, respectively, due to the Company arranging or assuming mortgage financings on certain properties acquired after September 30, 2010 while the Company had one mortgage debt outstanding as of September 30, 2010.

Equity in earnings of unconsolidated entities — In July 2011, we purchased an equity interest in a joint venture and recognized $2.2 million for the three and nine months ended September 30, 2011.

Income tax expense — Income tax expense for the nine months ended September 30, 2011 increased from the prior year by approximately $0.3 million as a result of an increase in net income of our taxable REIT subsidiary.

Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There was no allocation of income or loss to these unit holders in 2010 as these units did not reach parity with the common shares until April 2011.

Distributions to preferred shareholders — Distributions to preferred shareholders for the three and nine months ended September 30, 2011 were approximately $2.9 million and $5.9 million, respectively. We had no preferred shares issued in 2010.

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

The following table reconciles net income (loss) attributable to common shareholders to FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands except share and per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$2,825	$(308)	$987	$(4,721)
Adjustments:
Depreciation and amortization	8,999	2,005	21,325	2,210
Depreciation and amortization from unconsolidated entities	1,169	—	1,169	—
Non-controlling interests	114	—	199	—

FFO	$13,107	$1,697	$23,680	$(2,511)

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) attributable to shareholders to EBITDA for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income (loss) attributable to common shareholders	$2,825	$(308)	$987	$(4,721)
Adjustments:
Interest expense	3,775	471	10,077	471
Interest expense from unconsolidated entities	2,364	—	2,364	—
Income tax expense (benefit)	(81)	(3)	339	23
Depreciation and amortization	9,037	2,032	21,426	2,260
Depreciation and amortization from unconsolidated entities	1,169	—	1,169	—
Non-controlling interests	114	—	199	—
Distributions to preferred shareholders	2,899	—	5,907	—

EBITDA	$22,102	$2,192	$42,468	$(1,967)

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

Cash provided by Operations. Our cash provided by operating activities was $28.4 million for the nine months ended September 30, 2011. Our cash from operations includes the operating activities of the 14 wholly owned hotels. Our cash provided by operating activities for the nine months ended September 30, 2010 was $1.7 million and relates principally to the five hotels we owned at September 30, 2010.

Cash used in Investing Activities. Our cash used in investing activities was $662.6 million and $264.5 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, we used $467.1 million to acquire six hotels, incurred capital investments of $26.3 million at our hotels, invested $165.4 million for an equity interest in a joint venture and had an increase in restricted cash of $3.6 million. During the nine months ended September 30, 2010, we used $331.7 million to acquire five hotels, placed a deposit of $1.0 million on one property under contract, had a $1.1 million increase in restricted cash and redeemed a net amount of $70.0 million in certificates of deposits.

Cash provided by Financing Activities. $488.8 million of cash was provided by financing activities for the nine months ended September 30, 2011, which consisted of $236.0 million of proceeds received from our public offering of approximately 10.9 million common shares and $225.2 million of proceeds received from our offering of preferred shares, both of which were offset by an aggregate of approximately $17.1 million in underwriting discounts and offering-related costs. We borrowed $42.0 million from our revolving credit facility and repaid that amount in September 2011. We also received $67.0 million of proceeds from the mortgage debt placed on the Skamania Lodge and DoubleTree hotels and paid $19.4 million in distributions during the period. For the nine months ended September 30, 2010, cash flows provided by financing activities were $317.0 million from our offering of common shares offset by $2.3 million in deferred financing costs.

Capital Investments

We intend to maintain all of our hotels, and will maintain each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and when applicable, in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.

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

For the nine months ended September 30, 2011, we invested $26.3 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $20.0 million in capital investments through the remainder of 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

The table below summarizes our contractual obligations as of September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$279,944	$143,134	$15,657	$121,153	$—
Ground leases (2)	66,468	1,380	2,760	2,760	59,568
Purchase commitments (3)	6,830	6,830	—	—	—
Corporate office lease	864	267	572	25	—

Total	$354,106	$151,611	$18,989	$123,938	$59,568

(1)	Amounts include interest expense.
(2)	The long-term ground leases on the Hotel Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table assumes base rent for all periods presented and does not include assumptions for CPI adjustments.
(3)	These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Inflation

We rely on the performance of the hotels to increase revenues to keep pace with inflation. Our hotel operators possess the ability to adjust room rates daily although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. Generally, our hotels will have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters. Our New York hotels generally will have higher revenue, operating income and cash flow in the third and fourth quarters. These general trends are expected to be greatly influenced by overall economic cycles, the geographic locations of the hotels, and the customer mix at each property.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of September 30, 2011, we have an interest rate cap in connection with the mortgage debt assumed with the acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and, consequently, changes in the fair value of the instrument have been recorded in our statement of operations. For the three and nine months ended September 30, 2011, the interest rate cap had an immaterial effect on our statement of operations. We did not utilize any derivative instruments during the three or nine months ended September  30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of September 30, 2011, $56.1 million of our aggregate indebtedness (22% of total indebtedness) was subject to variable interest rates.

If interest rates on our variable rate debt were to fluctuate by 0.25%, interest expense would increase or decrease, depending on the direction of rate movement, future earnings and cash flows by $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $56.1 million, the balance as of September 30, 2011.

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

Item 1A. Risk Factors.

Risks Related to Our Business and Properties

Our recent investment in a joint venture is subject to certain risks.

In July 2011, we acquired an interest in a joint venture that owns six hotels in Manhattan. We share major decisions with our joint venture partner with respect to the joint venture and its hotels. The debt of the joint venture, while non-recourse to us, is secured by first mortgages on the hotels owned by the joint venture and any default on such debt could adversely affect our equity investment in the joint venture. All of the first mortgage and mezzanine debt of the joint venture, which aggregated approximately $595.3 million as of September 30, 2011, matures in February 2013, and there can be no assurance that the joint venture will be able to refinance the debt on attractive terms, or at all. In addition, in order to maintain our ownership interest, we may need to invest additional equity into the joint venture in connection with any such refinancing which would reduce the amount we have available to invest in additional acquisitions or capital improvements to our existing hotels.

Risks Related to Our Organization and Structure

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of September 30, 2011, 5,600,000 shares of our 7.875% Series A

Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) and 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $225.0 million, and annual dividends on our outstanding preferred shares are approximately $17.8 million. Holders of our Series A Preferred Shares and holders of our Series B Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of the Series A Preferred Shares and of the Series B Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control (as defined in our declaration of trust) the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE Amex or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ, holders of the Series A Preferred Shares and holders of the Series B Preferred Shares will have the right (unless, prior to the Change of Control Conversion Date, we have provided or provide notice of our election to redeem the Series B Preferred Shares) to convert some or all of their Series B Preferred Shares into our common shares (or equivalent value of alternative consideration) and under these circumstances we will also have a special optional redemption right to redeem the Series B Preferred Shares. Upon such a conversion, the holders of Series A Preferred Shares will be limited to a maximum number of our common shares equal to the 2.3234 multiplied by the number of Series A Preferred Shares converted and holders of Series B Preferred Shares will be limited to a maximum number of our common shares equal to the 3.4483 multiplied by the number of Series B Preferred Shares converted. In addition, those features of the Series A Preferred Shares and of the Series B Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a Change of Control of our company under circumstances that otherwise could provide the holders of our common shares, Series A Preferred Shares and Series B Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	Declaration of Trust, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

3.2	Articles Supplementary to the Declaration of Trust of the Registrant designating the 8.00% Series B Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A filed on September 19, 2011 (File No. 001-34571)).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.1	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.2	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.3	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date: October 27, 2011	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Declaration of Trust, as amended, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

3.2	Articles Supplementary to the Declaration of Trust of the Registrant designating the 8.00% Series B Cumulative Redeemable Preferred Shares, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-A filed on September 19, 2011 (File No. 001-34571)).

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.1	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571))..

10.2	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571))..

10.3	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 .

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
**	Furnished herewith.
(1)	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.