Form 10-K
period 2011-12-31
Pebblebrook Hotel Trust
filed 2012-02-21
CIK 1474098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST

Maryland	27-1055421
(State of Incorporation or Organization)	(IRS Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

240-507-1300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

The aggregate market value of the 50,615,359 common shares of beneficial interest held by non-affiliates of the registrant was $1,021,924,098 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2011.

The number of common shares of beneficial interest outstanding as of February 15, 2012 was 50,951,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2012) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Pebblebrook Hotel Trust

FORWARD-LOOKING STATEMENTS

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “potential”, “could”, “seek”, “assume”, “forecast”, “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (“the Code”), and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

The “Company,” “we” or “us” mean Pebblebrook Hotel Trust, a Maryland real estate investment trust, and one or more of its subsidiaries (including Pebblebrook Hotel, L.P., our operating partnership), or, as the context may require, Pebblebrook Hotel Trust only or Pebblebrook Hotel, L.P. only.

PART I

Item 1.	Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on urban markets in major gateway cities, which we believe present significant barriers-to-entry for new hotel supply and provide diverse sources of meeting and room night demand generators. As of December 31, 2011, the Company owned interests in 20 hotels, including 14 wholly owned hotels with a total of 3,812 guest rooms and a 49% joint venture interest in six hotels with 1,733 guest rooms (the “Manhattan Collection joint venture”).

Substantially all of our assets are held by, and all of our operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). We are the sole general partner of our Operating Partnership. At December 31, 2011, we owned 98.2 percent of the common limited partnership interests issued by the Operating Partnership (“common units”). The remaining 1.8 percent of the common units issued by the Operating Partnership were owned by the other limited partners of the Operating Partnership. We operate as a REIT for federal income tax purposes. For us to qualify as a REIT under the Code, we cannot operate the hotels we own. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our taxable REIT subsidiary (“TRS”), Pebblebrook Hotel Lessee, Inc. (“PHL”), and its subsidiary lessees (collectively, “TRS lessees”). Our TRS lessees engage third-party eligible independent contractors to manage our hotels. PHL is treated as a TRS for federal income tax purposes and is subject to taxation like other regular C corporations. PHL and its wholly owned subsidiaries are consolidated into our financial statements.

Business Objectives and Strategies

Acquisitions/Investments

We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Chicago, Minneapolis, New York, Philadelphia, Santa Monica, San Diego, San Francisco, Seattle, Washington, D.C. and West Hollywood, California, with an emphasis on major gateway metropolitan markets. We believe these markets have significant barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as Hawaii, south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high customer service levels. We believe that our target markets, including the major gateway markets, are characterized by significant barriers-to-entry and that room-night demand and average daily rate (“ADR”) growth of these types of hotels will likely continue to outperform the national average, as they have in past cyclical recoveries and growth periods.

We utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems, physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

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

We believe that as the U.S. economy continues to recover and generate positive gross domestic product (“GDP”) growth, upper-upscale full-service hotels and resorts and upscale select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Hotel developers’ inability to source construction financing over the past several years has created an environment in which minimal new lodging supply is expected to be added through at least 2014. We believe that as transient and group travel increases, existing supply will accommodate incremental room-night demand, allowing hotel owners to grow occupancy and increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand.

We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be invested in other hotel properties that offer more attractive risk-adjusted returns.

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

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, we do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property. Additionally, we have invested, and may in the future, co-invest in hotels with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.

Asset Management

Although we do not manage the daily operations of our hotels, we are actively involved in the asset management of each of our hotels. We believe we can add significant value to our portfolio through our intensive asset management strategies. Our executive and asset management team have significant experience in hotel operations and creating and implementing innovative asset management initiatives. Our asset management strategies consist of capital investment coupled with revenue and expense management.

We have developed strategic short and long-term capital investment plans to enhance our hotels’ profitability. Our capital investments consist of the strategic use of, among others, expansions, additions, renovations, technology upgrades and modifications, and energy efficiency improvements. We are also focused on revenue and expense management at our properties. We work closely with our hotel operators to evaluate optimal market mix and pricing strategies, ensure quality staffing and appropriate management focus, implement best practices to minimize expenses, and aggressively monitor and evaluate the hotels’ operations and performance.

Financing Strategies

Over time, we intend to finance our long-term growth with issuances of common and preferred equity and debt financing having staggered maturities. Our debt includes mortgage debt secured by our hotel properties or leasehold interests under the ground leases on our hotel properties and may include unsecured debt in the future.

We anticipate using our senior unsecured revolving credit facility, common and preferred equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations.

When purchasing hotel properties, we may issue limited partnership interests in our Operating Partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares. To date, we have not issued any limited partnership interests in our Operating Partnership to purchase hotel properties.

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

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and room revenue per available room (“RevPAR”) of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our hotels will have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the third quarter.

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

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying generally that we must distribute at least 90 percent of REIT taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.

For us to qualify as a REIT under the Code, we cannot operate the hotels we acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage third-party eligible independent contractors to manage our hotels. The properties owned by the Manhattan Collection joint venture are leased to a lessee joint venture in which a wholly owned subsidiary of PHL owns a 49% interest. PHL is treated as a TRS for federal income tax purposes. The earnings of PHL are subject to taxation like other regular C corporations.

Employees

We currently employ 20 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage any of our hotel properties. Instead, we lease all of our hotel properties to subsidiaries that qualify as TRSs, under applicable REIT laws, and our TRS lessees retain third-party managers to operate our hotels pursuant to management contracts. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees, to hotels that compete with hotel properties that we own or acquire, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests.

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

Our leases with our TRS lessees require our TRS lessees to pay rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessees’ ability to pay rent due under the leases, including but not limited to increases in: wage and benefit costs; repair and maintenance expenses; property taxes; insurance costs; and other operating expenses. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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

Our joint venture investments and other joint venture investments that we may make could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers’ financial condition and disputes between us and our co-venturers.

In July 2011, we acquired an interest in a joint venture that owns six hotels in Manhattan. We share major decisions with our joint venture partner with respect to the joint venture and its hotels. The debt of the joint venture, while non-recourse to us, is secured by first mortgages on the hotels owned by the joint venture and any default on such debt could adversely affect our equity investment in the joint venture. All of the first mortgage and mezzanine debt of the joint venture, which aggregated approximately $581.0 million as of December 31, 2011, matures in February 2013, and there can be no assurance that the joint venture will be able to refinance the debt on attractive terms, or at all. In addition, in order to maintain our ownership interest, we may need to invest additional equity into the joint venture in connection with any such refinancing which would reduce the amount we have available to invest in additional acquisitions or capital improvements to our existing hotels.

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

Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. We may obtain one or more forms of interest rate protection—in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT—to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable. We could be required to liquidate one or more of our hotel properties in order to meet our debt service obligations at times, which may not permit us to receive an attractive return on our investments.

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

To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Past events in the financial markets have adversely impacted the credit markets and, as a result, recently credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms, there has been and may continue to be a general reduction in the amount of credit available and many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions. If adverse conditions in the credit markets—in particular with respect to real estate or lodging industry finance—materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain additional debt or equity financing or that we will be able to obtain it on favorable terms.

Our cash and cash equivalents are maintained in a limited number of financial institutions and the funds in those institutions may not be fully or federally insured.

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

Our existing senior unsecured revolving credit facility contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.

Many of our existing mortgage debt agreements contain “cash trap” provisions that could limit our ability to make distributions to our shareholders.

Certain of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. When these provisions are triggered, substantially all of the profit generated by the hotel is deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. Cash is distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders.

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

All of our indebtedness for borrowed money, except our senior unsecured revolving credit facility, is secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on any of the secured loans, the applicable lender will be able to foreclose on the property pledged to secure the loan.

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

In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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

These factors could reduce the revenues and net operating profits of our TRS lessees, which in turn could adversely affect our financial condition, results of operations, the market price of our common shares, and our ability to make distributions to our shareholders.

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

We may be adversely affected by increased use of business-related technology which may reduce the need for business-related travel.

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

We and our hotel managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will remain available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, and losses from terrorist activities may not be insurable in whole or in part or may not be available on terms that we consider acceptable.

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

Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if he or she suffers injury from the asbestos. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws that require a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and to notify local officials that the chemicals are being used.

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

Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination to the contrary could require removal of access barriers and non-compliance could result in the U.S. government imposing fines or in private litigants winning damages.

In March 2012, a substantial number of changes to the Accessibility Guidelines under the ADA will take effect. The new guidelines could cause some of our hotel properties to incur costly measures to become fully compliant.

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

Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials, storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties.

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

We have obtained Phase I environmental site assessments, or ESAs, on our hotel properties and expect to do so for the hotel properties we acquire in the future. ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.

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

We expect to issue additional common shares or preferred shares to raise the capital necessary to finance hotel acquisitions or improvements, refinance debt or pay portions of future dividends. In addition, we may issue units in our operating partnership, which are redeemable on a one-for-one basis for our common shares, to acquire hotels. Such issuances could result in dilution of our shareholders’ equity interests.

Future offerings of debt securities or preferred shares, which would be senior to our common shares upon liquidation and for the purpose of distributions, may cause the market price of our common shares to decline.

We have issued two series of preferred shares. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.

Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.

Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2011, 5,600,000 shares of our 7.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) and 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $225.0 million, and annual dividends on our outstanding preferred shares are approximately $17.8 million. Holders of the Series A Preferred Shares and holders of the Series B Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of the Series A Preferred Shares and of the Series B Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.

Upon the occurrence of a change of control (as defined in our declaration of trust) the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE Amex or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ, holders of the Series A Preferred Shares and holders of the Series B Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the Series B Preferred Shares) to convert some or all of their Series B Preferred Shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem the Series B Preferred Shares. Upon such a conversion, the holders of Series A Preferred Shares will be limited to a maximum number of our common shares equal to the 2.3234 multiplied by the number of Series A Preferred Shares converted and holders of Series B Preferred Shares will be limited to a maximum number of our common shares equal to the 3.4483 multiplied by the number of Series B Preferred Shares converted. In addition, those features of the Series A Preferred Shares and of the Series B Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series A Preferred Shares and Series B Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

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

We have elected to be taxed as a REIT for federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.

Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify which would negatively impact the value of our shares.

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

Our REIT taxable income may substantially exceed our net income as determined based on U.S. generally accepted accounting principles, or U.S. GAAP, because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our REIT taxable income. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow money or sell properties at prices or at times that we regard as unfavorable in order to pay out enough of our REIT taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax in a particular year.

We may pay taxable dividends partly in shares and partly in cash, in which case shareholders may sell our shares to pay tax on such dividends, placing downward pressure on the market price of our shares.

The Internal Revenue Service, or IRS, has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/share dividends, but that revenue procedure does not apply to our 2012 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares. Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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

Our Operating Partnership owns 100% of the common shares of a subsidiary REIT that has elected to be taxed as a REIT under the federal income tax laws. Our subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If our subsidiary REIT were to fail to qualify as a REIT, then (i) the subsidiary REIT would become subject to federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made a “protective” TRS election with respect to our subsidiary REIT and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REIT were not to qualify as a REIT, but there can be no assurance that such “protective” election and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS election with respect to our subsidiary REIT were to be effective in the event of the failure of the subsidiary REIT to qualify as a REIT, the subsidiary REIT would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or our subsidiary REIT could avail itself of certain relief provisions.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the market price of our shares.

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

If states and localities in which we own material amounts of property or conduct material amounts of business raise their income and property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities, we would have less cash available for distribution to our shareholders and the market price of our shares could be adversely affected.

We and our subsidiaries may be subject to income tax by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax. Many states and localities are currently financially distressed as a result of the recent recession. As these states and localities seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our headquarters located at 2 Bethesda Metro Center, Suite 1530, Bethesda, Maryland 20814.

At December 31, 2011, we have 14 wholly owned hotels with a total of 3,812 guest rooms and a 49% equity interest in six hotels with a total of 1,733 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2011, all of which are consolidated in our financial statements.

Property	Date Acquired	Location	Number of Guest Rooms
1. DoubleTree by Hilton Bethesda-Washington DC(1)	June 4, 2010	Bethesda, MD	270
2. Sir Francis Drake	June 22, 2010	San Francisco, CA	416
3. InterContinental Buckhead(1)	July 1, 2010	Buckhead, GA	422
4. Monaco Washington DC(1)(2)	September 9, 2010	Washington, D.C.	183
5. The Grand Hotel Minneapolis	September 29, 2010	Minneapolis, MN	140
6. Skamania Lodge(1)	November 3, 2010	Stevenson, WA	254
7. Sheraton Delfina	November 19, 2010	Santa Monica, CA	310
8. Sofitel Philadelphia(1)	December 3, 2010	Philadelphia, PA	306
9. Argonaut Hotel(1)(2)	February 16, 2011	San Francisco, CA	252
10. Westin Gaslamp Quarter	April 6, 2011	San Diego, CA	450
11. Hotel Monaco Seattle	April 7, 2011	Seattle, WA	189
12. Mondrian Los Angeles	May 3, 2011	West Hollywood, CA	237
13. Viceroy Miami	May 26, 2011	Miami, FL	148
14. W Boston	June 8, 2011	Boston, MA	235

Total number of guest rooms			3,812

(1)	This property is subject to mortgage/debt at December 31, 2011.
(2)	This property is subject to a long-term ground lease.

The following table sets forth certain information about the six hotels we owned through a 49% equity interest in the Manhattan Collection joint venture as of December 31, 2011. None of these hotels is consolidated in our financial statements.

Property	Date Acquired	Location	Number of Guest Rooms
1. Affinia Manhattan(1)	July 29, 2011	New York, NY	618
2. Affinia Shelburne(1)	July 29, 2011	New York, NY	325
3. Affinia Dumont(1)	July 29, 2011	New York, NY	242
4. Affinia 50(1)	July 29, 2011	New York, NY	210
5. Affinia Gardens(1)	July 29, 2011	New York, NY	129
6. The Benjamin(1)	July 29, 2011	New York, NY	209

Total number of guest rooms			1,733

(1)	This property is subject to mortgage/debt at December 31, 2011.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Denihan Hospitality Group, Destination Hotels and Resorts, Kimpton Hotels and Restaurants (“Kimpton”), InterContinental Hotels Group, Morgans Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts, Thayer Lodging Group and Viceroy Hotel Group.

Our management agreements have the terms described below:

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 2.0% and 4.0% of the applicable hotel’s revenues, as determined in the agreements.

•

Incentive Management and Other Fees. Some of our management agreements provide for the payment of incentive management fees. Generally, incentive management fees are 10.0% to 20.0% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds. One of our management agreements provides for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold. Two of our management agreements have a maximum incentive fee of 2.5% of revenue.

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

•

Chain Services. Our management agreements with major hotel franchisors require the managers to furnish chain services that are generally made available to other hotels managed by such operators. Such services may, for example, include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and additional services as may from time to time be more efficiently performed on a national, regional or group level.

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

•

Furniture, Fixtures and Equipment Replacements. We are required to invest in the hotels and to provide all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once a year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine capital repairs to be performed in the following year and an estimate of funds that are necessary for our review and approval. To fund the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 3.0% to 4.0%) or held by us, as owner.

•

Building Alterations, Improvements and Renewals. Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major capital repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as are required by reason of laws or regulations or, in each manager’s reasonable judgment, to keep the hotels in a safe, competitive and efficient operating condition.

•

Sale of a Hotel. Certain of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets other specified conditions.

Franchise Agreements

We have franchise agreements for two of our hotels, the DoubleTree by Hilton Bethesda-Washington DC and the Sheraton Delfina. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately four to five percent of gross room revenues. The franchise agreements for the DoubleTree by Hilton Bethesda-Washington DC and the Sheraton Delfina hotels expire in June 2020 and November 2013, respectively.

Ground Lease Agreements

The Monaco Washington DC and Argonaut Hotel are subject to long-term ground lease agreements that cover all of the land underlying these hotels. These ground leases require us to make rental payments, based on the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreements. The agreements also contain certain restrictions on modifications that can be made to the structures due to its status as national historic landmarks. Both of these lease agreements expire in 2059.

Item 3.	Legal Proceedings.

We are not involved in any material litigation nor, to our knowledge, is any material litigation threatened against us.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB”. The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	Calendar Year 2011			Calendar Year 2010
	High	Low	Dividend	High	Low	Dividend
First Quarter	$22.22	$20.04	$0.12	$21.75	$20.01	—
Second Quarter	$21.90	$19.24	$0.12	$21.09	$17.93	—
Third Quarter	$20.61	$14.12	$0.12	$19.25	$17.09	—
Fourth Quarter	$19.63	$14.41	$0.12	$20.96	$18.01	$0.12

The closing price per share of our common shares, as reported by the NYSE on December 31, 2011, was $19.18.

Shareholder Information

On February 15, 2012, there were 24 holders of record of our common shares. However, because many of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 9, 2009, the date on which our shares began trading on the NYSE, to the NYSE closing price per share on December 31, 2011 with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”). Total return values were calculated assuming a $100 investment on December 9, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Initial Investment at December 9, 2009	Value of Initial Investment at December 31, 2009	Value of Investment at December 31, 2010	Value of Investment at December 31, 2011
Pebblebrook Hotel Trust	$100.00	$107.63	$99.94	$96.80
Russell 2000 Index	$100.00	$104.72	$132.85	$127.30
FTSE NAREIT Equity Index	$100.00	$105.07	$134.41	$145.57

Dividends

We declared dividends of $0.48 per common share for the year ended December 31, 2011. For income tax purposes, $0.411 per common share is characterized as ordinary income for 2011, which includes the $0.051 dividend declared on December 15, 2010 and paid on January 14, 2011. Our $0.12 per common share dividend declared on December 15, 2011 and paid on January 16, 2012 will be recognized as a 2012 dividend. Dividends were paid on a quarterly basis to our common shareholders.

We declared dividends of $1.663 to Series A Preferred Shareholders for the year ended December 31, 2011. For income tax purposes, $1.377 per Series A Preferred Share is characterized as ordinary income for 2011, and the remaining $0.286 per Series A Preferred Share will be recognized as a 2012 dividend.

We declared dividends of $0.633 to Series B Preferred Shareholders for the year ended December 31, 2011. For income tax purposes, $0.343 per Series B Preferred Share is characterized as ordinary income for 2011, and the remaining $0.290 per Series B Preferred Share will be recognized as a 2012 dividend.

On January 14, 2011, we paid a dividend to our common shareholders of record as of December 31, 2010 in the amount of $0.12 per share. Of the $0.12 dividend paid on January 14, 2011, $0.069 is characterized for income tax purposes as ordinary income for 2010 and the remaining $0.051 is characterized for income tax purposes as ordinary income for 2011.

Dividends to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary income. Dividends in excess of current and accumulated earnings and profits will generally be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gain. Dividends that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares.

The declaration of dividends by our company is in the sole discretion of our board of trustees, and depends on our actual cash flow, financial condition, capital expenditure requirements for our hotels, the annual dividend requirements under the REIT provisions of the Code and such other factors as the board of trustees deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, the 2009 Equity Incentive Plan, as of December 31, 2011. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders(1)	—	—	224,317
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	224,317

(1)	Our 2009 Equity Incentive Plan was approved by our sole trustee and our sole shareholder prior to completion of the Company’s IPO.

During the year ended December 31, 2011, certain of our employees surrendered 6,521 common shares to the Company in connection with the vesting of restricted common shares as payment for taxes.

Item 6.	Selected Financial Data

The following table includes selected historical financial information which has been derived from the audited consolidated financial statements. The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” and all of the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
	(In thousands, except share and per-share data)
Revenues:
Room	$177,479	$32,804	$—
Food and beverage	92,898	21,984	—
Other operating department	17,610	2,973	—

Total revenues	287,987	57,761	—
Expenses:
Hotel operating expenses:
Room	47,570	9,718	—
Food and beverage	65,783	15,113	—
Other direct	8,353	1,288	—
Other indirect	79,648	16,724	—

Total hotel operating expenses	201,354	42,843	—
Depreciation and amortization	30,945	5,776	—
Real estate taxes, personal property taxes and property insurance	12,895	2,220	—
Ground rent	1,814	124	—
General and administrative	11,460	8,319	262
Hotel acquisition costs	3,392	6,581	—

Total operating expenses	261,860	65,863	262
Operating income (loss)	26,127	(8,102)	(262)
Interest income	868	3,020	115
Interest expense	(13,653)	(1,640)	—
Other	85	—	—
Equity in earnings of unconsolidated joint ventures	2,336	—	—

Income (loss) before income taxes	15,763	(6,722)	(147)
Income tax (expense) benefit	(564)	80	—

Net income (loss)	15,199	(6,642)	(147)
Net income (loss) attributable to non-controlling interests	343	—	—

Net income (loss) attributable to the Company	14,856	(6,642)	(147)
Distributions to preferred shareholders	(10,413)	—	—

Net income (loss) attributable to common shareholders	$4,443	$(6,642)	$(147)

Net income (loss) per share available to common shareholders, basic and diluted	$0.08	$(0.23)	$(0.04)
Weighted-average number of common shares, basic	47,921,200	28,669,851	4,011,198
Weighted-average number of common shares, diluted	47,966,307	28,669,851	4,011,198

	As of December 31,
	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,127,484	$599,714	$—
Investment in unconsolidated joint ventures	171,765	—	—
Cash and cash equivalents	65,684	220,722	319,119
Investments	—	—	70,000
Total assets	1,416,632	855,515	389,403
Senior unsecured revolving credit facility	—	—	—
Mortgage debt	251,539	143,570	—
Total shareholders’ equity	1,113,251	686,912	379,426

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The U.S. lodging industry continued to exhibit positive fundamentals in 2011 that had begun strengthening in 2010. Despite a slower-moving national economy in the second half of 2011, global financial markets volatility and risk related to the European debt crisis, corporate profits and employment have continued to improve in the United States. The strength in corporate transient, group and leisure travel, specifically in the major urban markets, has continued to drive increases in occupancy and ADR, resulting in overall RevPAR growth of 8.2% for the U.S. hotel industry.

Hotel transaction volume was robust during the first half of 2011 driven by the positive industry fundamentals coupled with low interest rates. However, hotel transaction volume fell precipitously in the second half of 2011 due to the uncertain sustainability of the U.S. economic recovery and volatility of the global markets. Over-leveraged hotel properties and owners with insufficient capital resources have provided opportunities for well capitalized companies to acquire high-quality properties located in urban markets. We believe acquisition opportunities from distressed owners will likely ramp up again in the second half of 2012, as the aggregate loan balances in special servicing are expected to increase significantly. Hotel transaction volume as a whole is expected to increase over the next 12 to 18 months assuming a sustainable economic recovery. Along with expected increasing transaction volume, we expect sellers to have higher pricing expectations. We continue to believe that we will see a long and healthy recovery in the hotel industry and believe our properties have significant opportunities to achieve growth in their long-term economic values.

We anticipate that our properties will exceed industry RevPAR and margin growth in 2012 because of our asset management initiatives and capital reinvestment programs. Although we do not manage the hotels we own, our asset management experience and ownership of hotels with different management companies allow us to work with our hotel operators to implement revenue enhancement and expense control initiatives that we believe will have a positive impact on the profitability of the properties we own and acquire.

Significant highlights of our activities for the year ended December 31, 2011 are as follows:

•

Acquisitions—We acquired six properties for purchase prices aggregating $508.2 million. The properties we acquired are: the Argonaut Hotel (February 16, 2011), the Westin Gaslamp Quarter (April 6, 2011), the Hotel Monaco Seattle (April 7, 2011), Mondrian Los Angeles (May 3, 2011), the Viceroy Miami (May 26, 2011), and W Boston (June 8, 2011).

•	Investment in unconsolidated joint ventures—On July 29, 2011, we invested $152.6 million for a 49% equity interest in the Manhattan Collection joint venture, which owns six properties in New York.

•

Senior unsecured revolving credit facility—We amended our credit facility to allow more flexibility by converting the facility from secured to unsecured, increasing its borrowing capacity to $200 million and extending the maturity date to June 2014 while also reducing overall borrowing costs.

•

Mortgage loans—We received proceeds of $67.0 million by placing mortgages on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC. We also assumed a $42.0 million mortgage in conjunction with the purchase of the Argonaut Hotel.

•

Equity offerings—We issued 10.9 million common shares for net proceeds of approximately $226.5 million. We also issued Series A Preferred Shares for net proceeds of approximately $136.0 million and Series B Preferred Shares for net proceeds of approximately $82.3 million.

•

Renovations—We invested approximately $44.1 million to reposition our properties in 2011. Renovations began or were completed at the DoubleTree by Hilton Bethesda-Washington DC, The Grand Hotel Minneapolis, the Sir Francis Drake, InterContinental Buckhead, Westin Gaslamp, and Hotel Monaco Seattle.

Recent Developments

In January 2012, we obtained a $46.0 million loan secured by our leasehold interest under the ground lease on the Monaco Washington DC. The proceeds from this loan were used to pay down the existing $35.0 million mortgage on this property and the remaining proceeds will be used for general corporate purposes. This loan has a fixed interest rate of 4.36 percent per annum and requires monthly principal and interest payments of $0.2 million through February 2017, the maturity date.

In January 2012, we repaid the $42.0 million loan on the Argonaut Hotel with $31.0 million from cash on hand and $15.0 million of borrowings from our senior unsecured revolving credit facility. In February 2012, we obtained a new $47.0 million loan secured by this property. The proceeds from this loan were used to pay down the balance on the senior unsecured revolving credit facility. This loan has a fixed interest rate of 4.25 percent per annum and requires monthly principal and interest payments of $0.3 million through March 2017, the maturity date.

In February 2012, we repaid the $56.1 million loan on the Sofitel Philadelphia hotel with borrowings from our senior unsecured revolving credit facility.

Results of Operations

Results of operations for the year ended December 31, 2011 include the operating results of the eight hotels we acquired in 2010 and the six hotels acquired in 2011 since their respective acquisition dates. The operating results of our investment in unconsolidated joint ventures is from the date of our investment, July 29, 2011, through December 31, 2011. Results of operations for the year ended December 31, 2010, include the operating activities of the eight hotels acquired in 2010 since their respective acquisition dates. We owned no hotel properties in 2009. As a result of our acquisition activities in 2010 and 2011, the results of operations during these periods are not comparable on a year-over-year basis.

Comparison of the Year ended December 31, 2011 to the Year Ended December 31, 2010

Revenues—Total revenues increased by $230.2 million from 2010. The six hotels we acquired in 2011 contributed to approximately $102.3 million of this increase, and the balance was generated from the eight properties acquired in 2010.

Expense—Total expenses increased by $158.5 million from 2010. The six hotels we acquired in 2011 contributed to approximately $69.1 million of this increase, and the balance was incurred by the eight properties acquired in 2010.

Depreciation and amortization—Depreciation and amortization expense increased by $25.2 million primarily as a result of the additional six hotels we acquired in 2011.

Real estate taxes, personal property taxes and property insurance—Real estate taxes, personal property taxes and property insurance increased by $10.7 million primarily as a result of the additional six hotels we acquired in 2011.

Ground rent—Ground rent expense increased by $1.7 million resulting from the acquisition of the Argonaut Hotel in 2011. The Argonaut Hotel and Monaco Washington DC are subject to long-term ground leases.

Corporate general and administrative—Total corporate general and administrative expenses increased by $3.1 million primarily as a result of increased staffing and other costs related to growth in our portfolio since 2010. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.

Hotel acquisition costs—Hotel acquisition costs decreased by $3.2 million primarily because we acquired fewer hotel properties in 2011 compared to 2010. Hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes, and other direct costs associated with our acquisition of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.

Interest income—Interest income decreased by approximately $2.2 million as a result of cash being used to acquire hotel properties resulting in a lower average cash balance as well as a decrease in interest rates on the remaining cash deposits.

Interest expense—Interest expense increased by approximately $12.0 million as we had six mortgage loans for all or part of 2011 as compared with three mortgage loans in place for all or part of 2010.

Equity in earnings of unconsolidated joint ventures—In July 2011, we purchased an equity interest in the Manhattan Collection joint venture and recognized $2.3 million of income for our portion of the joint venture’s income for the period from July 29, 2011 (the date of our investment) to December 31, 2011.

Income tax expense—Income tax expense increased from the prior year by approximately $0.6 million as a result of an increase in net income of our TRS.

Non-controlling interests—Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There was no allocation of income or loss to these unit holders in 2010 as these units did not reach parity with the common shares until April 2011.

Distributions to preferred shareholders—Distributions to preferred shareholders for the year ended December 31, 2011 were $10.4 million. We had no preferred shares outstanding in 2010.

Comparison of the Year ended December 31, 2010 to October 2, 2009 (inception) through December 31, 2009

We acquired eight properties in 2010 and the results of operations for the year ended December 31, 2010 include the operating activities of the eight properties since their respective dates of acquisition. We owned no hotel properties at December 31, 2009 and earned interest income and incurred general and administrative expenses during this period.

Hotel Operating Statistics

The following table represents the pro-forma key hotel operating statistics for our hotels for the years ended December 31, 2011 and 2010. This is for informational purposes only and includes the operating statistics of our hotels for periods prior to our ownership and includes the 49% of the Manhattan Collection properties held by our joint ventures.

	Year ended December 31,
	2011	2010
Total Portfolio
Pro forma Occupancy	78.1%	76.2%
Pro forma ADR	$203.31	$188.83
Pro forma RevPAR	$158.75	$143.96

Non-GAAP Financial Measures

Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP.

We report FFO and EBITDA which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.

We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding depreciation and amortization of real estate assets, gains (losses) from sales of real estate, impairments of real estate assets, the cumulative effect of changes in accounting principles and adjusted for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.

The following table reconciles net income (loss) attributable to common shareholders to FFO for the periods ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
Net income (loss) attributable to common shareholders	$4,443	$(6,642)	$(147)
Adjustments:
Depreciation and amortization	30,807	5,698	—
Depreciation and amortization from unconsolidated joint ventures	3,931	—	—
Non-controlling interests	343

FFO	$39,524	$(944)	$(147)

EBITDA—EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net loss to EBITDA for the periods ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
Net income (loss) attributable to common shareholders	$4,443	$(6,642)	$(147)
Adjustments:
Interest expense	13,653	1,640	—
Interest expense from unconsolidated joint ventures	5,680	—	—
Income tax (benefit) expense	564	(80)	—
Depreciation and amortization	30,945	5,776	—
Depreciation and amortization from unconsolidated joint ventures	3,931	—	—
Non-controlling interests	343	—	—
Distributions to preferred shareholders	10,413	—	—

EBITDA	$69,972	$694	$(147)

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

Hotel Properties

Investment in Hotel Properties

Estimation and judgment is required to allocate the purchase price to elements of our acquired hotel properties. Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

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

Depreciation and Amortization

Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 10 to 40 years for buildings, land improvements, and building improvements and one to 10 years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract.

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

Investment in Unconsolidated Joint Ventures

Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial interests that are not controllable through voting interests. Investments in joint ventures we do not control but which we have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method of accounting. We employ the equity accounting method because we do not control the joint venture and are not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We review the investment in our joint ventures for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment.

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

Recently Issued Accounting Standards

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. We do not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, we have no items of other comprehensive income in any periods presented and adoption of this standard is not expected to impact us.

Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility. Our existing cash balances will fund our operating costs in the near term. We believe that our net cash provided by operations will be adequate to fund operating requirements, pay interest on any borrowings and fund dividends in accordance with the REIT requirements of the federal income tax laws.

We expect to meet our long-term liquidity requirements, such as hotel property acquisitions and property redevelopment, investments in existing or new joint ventures and debt service through the net proceeds from additional issuances of common shares, issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.

We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position and extend our debt maturities in the current low interest rate environment.

Senior Unsecured Revolving Credit Facility

We have a $200 million senior unsecured revolving credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. As of December 31, 2011, we had no outstanding borrowings under this credit facility. We intend to repay indebtedness incurred, if any, under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit. During 2011, we borrowed $42.0 million under this credit facility and we repaid this amount in September 2011. The weighted-average interest rate on our credit facility borrowings was 3.2%.

Interest is paid on the periodic advances, if any, under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement.

Mortgage Debt

As of December 31, 2011, we had six hotels that were secured by mortgage debt. Substantially all of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. Our mortgage debt contains certain property specific covenants and restrictions, including minimum debt service coverage ratios that may trigger “cash trap” provisions as well as restrictions on incurring additional property specific debt without lender consent. If triggered, these provisions will reduce our liquidity. As of December 31, 2011, our aggregate mortgage debt had a weighted-average interest rate of 4.5% and a weighted-average maturity of 1.9 years.

In January 2012, we obtained a $46.0 million loan secured by our leasehold interest under the ground lease on the Monaco Washington DC hotel. The proceeds from this loan were used to pay down the existing $35.0 million mortgage on this property and the remaining will be used for general corporate purpose. This loan has a fixed interest rate of 4.36 percent per annum and requires monthly principal and interest payments of $0.2 million through February 2017, the maturity date.

In January 2012, we repaid the $42.0 million loan on the Argonaut Hotel with $31.0 million from cash on hand and $11.0 million from our senior unsecured revolving credit facility. In February 2012, we obtained a new $47.0 million loan secured by this property. The proceeds from this loan were used to partially pay down the balance on the senior unsecured revolving credit facility. This loan has a fixed interest rate of 4.25 percent per annum and requires monthly principal and interest payments of $0.3 million through March 2017, the maturity date.

In February 2012, we repaid the $56.1 million loan on the Sofitel Philadelphia hotel with borrowings from our senior unsecured revolving credit facility.

For a discussion of our unconsolidated joint ventures indebtedness, see “Off Balance Sheet Arrangements – Joint Venture Indebtedness”.

Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our senior unsecured revolving credit facility and the proceeds from offerings of our common and preferred shares. Our principal uses of cash are property acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.

Cash From Operations. Our cash provided by operating activities was $48.1 million for the year ended December 31, 2011. Our cash from operations includes the operating activities of the 14 wholly owned hotels. Our cash provided by operating activities was $3.5 million for the year ended December 31, 2010. Our cash from operations for 2010 includes the operating activities of the eight hotels we acquired during 2010. Our operating activities for the period ended December 31, 2009 were insignificant as we did not own any hotel properties during 2009.

Cash Used in Investing Activities. Our cash used in investing activities was $681.8 million for the year ended December 31, 2011. We used $467.1 million to acquire six hotels, incurred capital investments of $40.5 million at our hotels, invested $169.4 million for an equity interest in an unconsolidated joint venture and had an increase in restricted cash of $4.6 million. Our cash used in investing activities was $460.1 million and $70.0 million for the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010, we used $518.7 million to acquire eight hotels, incurred capital expenditures of $3.3 million at our hotels, placed a deposit of $5.0 million on one property which we acquired during the first quarter of 2011, had an increase in restricted cash of $2.6 million and used $0.5 million to purchase corporate fixed assets. In 2009, we invested $70 million in certificates of deposits.

Cash From Financing Activities. $478.6 million of cash was provided by financing activities for the year ended December 31, 2011, which consisted of $236.0 million of proceeds received from our public offering of approximately 10.9 million common shares and $225.2 million of proceeds received from our offerings of preferred shares, both of which were offset by an aggregate of approximately $17.2 million in underwriting discounts and offering-related costs. We borrowed $42.0 million from our senior unsecured revolving credit facility and repaid that amount in September 2011. We also received $67.0 million of proceeds from the mortgage debt placed on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC hotels and paid $28.8 million in distributions during the period. Approximately $358.3 million of cash was provided by financing activities for the year ended December 31, 2010, which consisted of $332.4 million of gross proceeds received from our follow-on public offering of common shares which were offset by $23.4 million in underwriting discounts and offering-related costs, and $52.5 million of proceeds from the mortgage debt placed on the InterContinental Buckhead, which were offset by the payment of $3.1 million of fees associated with our debt financings. For the year ended December 31, 2009, we received net proceeds of $389.1 million from the initial public offering and concurrent private placement of our common shares.

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

From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and or restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we may be required by the franchisor to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund the renovation with available cash or borrowings under our senior unsecured revolving credit facility.

In 2011, we invested approximately $44.1 million on capital investments and capital maintenance to reposition our properties. We expect to invest approximately between $45.0 million and $55.0 million on capital investments in 2012.

Contractual Obligations

The table below summarizes our contractual obligations as of December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Mortgage debt(1)	$276,886	$141,659	$15,657	$119,570	$—
Ground leases(2)	66,123	1,380	2,760	2,760	59,223
Purchase commitments(3)	14,133	14,133	—	—	—
Corporate office lease	799	270	529		—

Total	$357,941	$157,442	$18,946	$122,330	$59,223

(1)	Amounts include interest expense.
(2)

The long-term ground leases for the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table shows base rent for all periods presented and does not include assumptions for percentage rent or CPI adjustments.

(3)

These represent purchase orders and contracts that have been executed for renovation projects at our hotel properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with our existing properties or any properties that we may acquire in the future.

Off Balance Sheet Arrangements – Unconsolidated Joint Ventures Indebtedness

We have a 49% equity interest in the Manhattan Collection joint ventures, which owns six properties in New York City that have mortgage debt secured by these properties. We exercise significant influence over, but do not control, these entities and therefore they are accounted for using the equity method of accounting. As of December 31, 2011, the aggregate debt of the joint venture was $581.0 million. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds. The joint venture mortgage debt matures in February 2013. We and our joint venture partner intend to refinance this debt at or prior to maturity, however, there can be no assurance we will be able to re-finance the debt on attractive terms, if at all. In addition, in order to maintain our existing ownership interests, we may need to invest additional equity into the joint venture in connection with such refinancing.

Inflation

We rely on the performance of the hotels to increase revenues to keep pace with inflation. Our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.

Derivative Instruments

In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of December 31, 2011, we have an interest rate cap in connection with the mortgage debt assumed with the acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and, as such, changes in the fair value of the instrument have been recorded in our statement of operations. For the years ended December 31, 2011 and 2010, the interest rate cap had an immaterial effect on our statement of operations. We did not utilize any derivative instruments during the year ended December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Sensitivity

The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities and related weighted-average interest rates by expected maturity dates (dollars in thousands).

	2012	2013	2014	2015	2016	Total
Fixed Rate Debt	$78,668	$1,775	$1,870	$1,969	$111,187	$195,469
Weighted-Average Interest Rate	5.66%	5.13%	5.14%	5.14%	5.15%	5.36%
Variable Rate Debt	$56,070	$—	$—	$—	$—	$56,070
Weighted-Average Interest Rate	1.57%	0.00%	0.0%	0.0%	0.0%	1.57%

Total	$134,738	$1,775	$1,870	$1,969	$111,187	$251,539

The table above presents the principal amount of debt maturing each year, including annual amortization of principal, through December 31, 2016 and thereafter and weighted-average interest rates for the debt maturing in each specified period. This table reflects indebtedness outstanding as of December 31, 2011 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2011, the estimated fair value of our fixed rate mortgage debt was $195.1 million. We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower the overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of December 31, 2011, the $56.1 million mortgage debt on the Sofitel Philadelphia was subject to variable interest rates. We repaid the entire balance of this mortgage loan in February 2012.

If market rates of interest on our variable rate long-term debt at December 31, 2011 fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $56.1 million, the balance as of December 31, 2011.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We acquired the Viceroy Miami hotel on May 26, 2011 and the W Boston hotel on June 8, 2011 and have excluded from our assessment of effectiveness of internal control over financial reporting as of December 31, 2011 the internal controls over financial reporting of these hotels, which had an aggregate of $129.5 million in total assets and $28.0 million in total revenues as of and for the year ended December 31, 2011.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

1. Financial Statements

Included herein at pages F-1 through F-25

2. Financial Statement Schedules

The following financial statement schedule is included herein at pages F-26 through F-27.

Schedule III—Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.3†	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.

10.1*	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.2*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.4*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.5*	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

10.6*	Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.7*	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.8*	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

10.9*	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

10.10*	Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.11*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.12*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.13*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.14	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15	Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.17	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.18	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.19	Promissory Note by South 17th Street OwnerCo, LLC in favor of Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.20	Loan Agreement dated as of January 5, 2007, between South 17th Street OwnerCo, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.21	Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2010 (File No. 001-34571)) (This agreement was amended and restated in June 2011; See Exhibit 10.41 below).

10.22	Membership Interest Purchase Agreement by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, and South 17th Street IntermezzCo, LLC, as the Seller Parties, and Spartans Owner, LLC and Spartans Lessee, LLC, as the Purchaser Parties, dated as of October 13, 2010, for the Sofitel Philadelphia (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.23	Second Amendment to Membership Interest Purchase Agreement, dated November 15, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.24	Third Amendment to Membership Interest Purchase Agreement, dated November 30, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.25	Loan Agreement, between Orangemen Owner LLC, as Borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2010 (File No. 001-34571)).

10.26	Purchase and Sale Agreement of the Sheraton Delfina Santa Monica Hotel (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.27	First Amendment to Purchase and Sale Agreement by and between 615 2nd Avenue South—Minneapolis LLC and Gator Owner LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.28	Purchase and Sale Agreement between Maritime Hotel Associates, L.P. and Wildcats Owner LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.29	Loan Agreement, between Terrapins Owner LLC, as Borrower, and UBS Real Estate Securities Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011 (File No. 001-34571)).

10.30	Loan Agreement, dated as of January 21, 2011, between Tar Heel Borrower LLC, as Borrower, Tar Heel Owner LLC, as Maryland Guarantor, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.31	Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.32	Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.33	Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.34	Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.35	Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.36	Promissory Note by Maritime Hotel Associates, L.P. in favor of Wachovia Bank, National Association. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.37	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as Trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Maritime Hotel Associates, L.P., Kimpton Development Opportunity Fund, L.P., Wildcats Owner LLC, and Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Maritime Hotel Associates, L.P., as borrower, to First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.39	Purchase and Sale Agreement by and between Starwood CMBS I, LLC, as seller, and Bruins Owner LLC, as purchaser, dated as of March 22, 2011, for The Westin Gaslamp, San Diego (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 31, 2011 (File No. 001-34571)).

10.40	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.41	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.42	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.43	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.44	Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.45	Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.46	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.47	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.

21.1†	List of Subsidiaries of the Registrant.

23.1†	Consent of KPMG LLP.

23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.

Exhibit Number	Description of Exhibit

101.INS XBRL	Instance Document(1)

101.SCH XBRL	Taxonomy Extension Schema Document(1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document(1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(1)

*	Management agreement or compensatory plan or arrangement.
†	Filed electronically herewith.
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

Date: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JON E. BORTZ Jon E. Bortz	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 21, 2012

/s/ RAYMOND D. MARTZ Raymond D. Martz	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 21, 2012

/s/ CYDNEY C. DONNELL Cydney C. Donnell	Trustee	February 21, 2012

/s/ RON E. JACKSON Ron E. Jackson	Trustee	February 21, 2012

/s/ PHILLIP M. MILLER Phillip M. Miller	Trustee	February 21, 2012

/s/ MICHAEL J. SCHALL Michael J. Schall	Trustee	February 21, 2012

/s/ EARL E. WEBB Earl E. Webb	Trustee	February 21, 2012

/s/ LAURA H. WRIGHT Laura H. Wright	Trustee	February 21, 2012

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2011 and 2010, and the period from October 2, 2009 (inception) to December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010, and the period from October 2, 2009 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trusts’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 21, 2012

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees

Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust’s (Pebblebrook) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pebblebrook Hotel Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During 2011, Pebblebrook acquired six hotel assets in separate transactions. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2011, the internal control over financial reporting for the operations of two of their hotels (acquisition dates May 26, 2011 and June 8, 2011) comprising hotel level assets and liabilities of $129.5 million and $6.9 million, respectively, and hotel revenues and expenses of $28.0 million and $22.0 million, respectively, included in the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for the hotel level assets, liabilities, revenues, and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2011 and 2010, and the period from October 2, 2009 to December 31, 2009, and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 21, 2012

Pebblebrook Hotel Trust

Consolidated Balance Sheets

(In thousands, except share and per-share data)

	December 31, 2011	December 31, 2010
ASSETS
Investment in hotel properties, net	$1,127,484	$599,714
Investment in unconsolidated joint ventures	171,765	—
Ground lease asset, net	10,502	10,721
Cash and cash equivalents	65,684	220,722
Restricted cash	9,469	4,485
Hotel receivables (net of allowance for doubtful accounts of $71 and $13 respectively)	11,312	3,924
Deferred financing costs, net	3,487	2,718
Prepaid expenses and other assets	16,929	13,231

Total assets	$1,416,632	$855,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured revolving credit facility	$—	$—
Mortgage debt	251,539	143,570
Accounts payable and accrued expenses	33,333	15,799
Advance deposits	4,380	2,482
Accrued interest	1,000	304
Distribution payable	10,032	4,908

Total liabilities	300,284	167,063
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $225,000 at December 31, 2011), 100,000,000 shares authorized; 9,000,000 and 0 shares issued and outstanding at December 31, 2011 and at December 31, 2010, respectively	90	—
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 50,769,024 issued and outstanding at December 31, 2011 and 39,814,760 issued and outstanding at December 31, 2010, respectively	508	398
Additional paid-in capital	1,142,905	698,100
Accumulated deficit and distributions	(30,252)	(11,586)

Total shareholders’ equity	1,113,251	686,912

Non-controlling interests	3,097	1,540

Total equity	1,116,348	688,452

Total liabilities and equity	$1,416,632	$855,515

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust

Consolidated Statements of Operations

(In thousands, except share and per-share data)

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
Revenues:
Room	$177,479	$32,804	$—
Food and beverage	92,898	21,984	—
Other operating department	17,610	2,973	—

Total revenues	287,987	57,761	—
Expenses:
Hotel operating expenses:
Room	47,570	9,718	—
Food and beverage	65,783	15,113	—
Other direct	8,353	1,288	—
Other indirect	79,648	16,724	—

Total hotel operating expenses	201,354	42,843	—
Depreciation and amortization	30,945	5,776	—
Real estate taxes, personal property taxes and property insurance	12,895	2,220	—
Ground rent	1,814	124	—
General and administrative	11,460	8,319	262
Hotel acquisition costs	3,392	6,581	—

Total operating expenses	261,860	65,863	262
Operating income (loss)	26,127	(8,102)	(262)
Interest income	868	3,020	115
Interest expense	(13,653)	(1,640)	—
Other	85	—	—
Equity in earnings of unconsolidated joint ventures	2,336	—	—

Income (loss) before income taxes	15,763	(6,722)	(147)
Income tax (expense) benefit	(564)	80	—

Net income (loss)	15,199	(6,642)	(147)
Net income (loss) attributable to non-controlling interests	343	—	—

Net income (loss) attributable to the Company	14,856	(6,642)	(147)
Distributions to preferred shareholders	(10,413)	—	—

Net income (loss) attributable to common shareholders	$4,443	$(6,642)	$(147)

Net income (loss) per share available to common shareholders, basic and diluted	$0.08	$(0.23)	$(0.04)
Weighted-average number of common shares, basic	47,921,200	28,669,851	4,011,198
Weighted-average number of common shares, diluted	47,966,307	28,669,851	4,011,198

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust

Consolidated Statements of Shareholders’ Equity

(Dollars in thousands, except share and per-share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Deficit and Distributions	Total Shareholders’ Equity	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
Balance at October 2, 2009 (inception)	—	$—	1,000	$—	$1	$—	$1	$—	$1
Repurchase of outstanding shares	—	—	(1,000)	—	(1)	—	(1)	—	(1)
Issuance of common shares, net of offering costs in connection with the initial public offering and concurrent private placement	—	—	20,260,000	203	379,365	—	379,568	—	379,568
Share-based compensation, net	—	—	—	—	5	—	5	74	79
Net loss	—	—	—	—	—	(147)	(147)	—	(147)

Balance at December 31, 2009	—	$—	20,260,000	$203	$379,370	$(147)	$379,426	$74	$379,500

Issuance of common shares, net of offering costs in connection with the follow-on offering	—	$—	19,550,000	$195	$318,253	$—	$318,448	$—	$318,448
Issuance of common shares for Board of Trustee compensation	—	—	590	—	12	—	12	—	12
Share-based compensation	—	—	4,170	—	465	—	465	1,577	2,042
Distributions on common shares/units	—	—	—	—	—	(4,797)	(4,797)	(111)	(4,908)
Net loss	—	—	—	—	—	(6,642)	(6,642)	—	(6,642)

Balance at December 31, 2010	—	$—	39,814,760	$398	$698,100	$(11,586)	$686,912	$1,540	$688,452

Issuance of shares, net of offering costs	9,000,000	90	10,925,000	110	443,688	—	443,888	—	443,888
Issuance of common shares for Board of Trustee compensation	—	—	8,886	—	182	—	182	—	182
Repurchase of common shares	—	—	(6,496)	—	(140)	—	(140)	—	(140)
Share-based compensation	—	—	26,874	—	1,075	—	1,075	1,579	2,654
Distributions on common shares/units	—	—	—	—	—	(23,109)	(23,109)	(446)	(23,555)
Distributions on preferred shares	—	—	—	—	—	(10,413)	(10,413)	(14)	(10,427)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	95	95
Net income	—	—	—	—	—	14,856	14,856	343	15,199

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$(30,252)	$1,113,251	$3,097	$1,116,348

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
Operating activities:
Net income (loss)	$15,199	$(6,642)	$(147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,945	5,776	—
Share-based compensation	2,654	2,042	79
Amortization of deferred financing costs	1,555	415	—
Amortization of ground lease	219	69	—
Equity in earnings of unconsolidated joint ventures	(2,336)	—	—
Other	225	80	—
Changes in assets and liabilities:
Restricted cash, net	(408)	(1,886)	—
Hotel receivables	(6,426)	(2,712)	—
Prepaid expenses and other assets	(4,481)	(4,192)	(284)
Accounts payable and accrued expenses	10,715	10,491	371
Advance deposits	215	13	—

Net cash provided by operating activities	48,076	3,454	19

Investing activities:
Acquisition of hotel properties	(467,135)	(518,730)	—
Improvements and additions to hotel properties	(40,468)	(3,307)	—
Contributions to joint ventures	(169,430)	—	—
Deposit on hotel property	—	(5,000)	—
Redemption (purchase) of certificates of deposits	—	70,000	(70,000)
Purchase of corporate office equipment, computer software, and furniture	(148)	(497)	—
Restricted cash, net	(4,576)	(2,600)	—

Net cash used in investing activities	(681,757)	(460,134)	(70,000)

Financing activities:
Gross proceeds from issuance of common shares	235,980	332,350	405,200
Gross proceeds from issuance of preferred shares	225,150	—	—
Payment of offering costs – common and preferred shares	(17,243)	(23,434)	(16,100)
Payment of deferred financing costs	(2,324)	(3,133)	—
Contributions from non-controlling interests	95	—	—
Borrowings under senior unsecured revolving credit facility	42,000	—	—
Repayments under senior unsecured revolving credit facility	(42,000)	—	—
Proceeds from mortgage debt	67,000	52,500	—
Repayments of mortgage debt	(1,031)	—	—
Repurchase of common shares	(140)	—	—
Distributions – common shares/units	(22,244)	—	—
Distributions – preferred shares	(6,600)	—	—

Net cash provided by financing activities	478,643	358,283	389,100

Net change in cash and cash equivalents	(155,038)	(98,397)	319,119
Cash and cash equivalents, beginning of year	220,722	319,119	—

Cash and cash equivalents, end of year	$65,684	$220,722	$319,119

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

As of December 31, 2011, the Company owned interests in 20 hotels, including 14 wholly owned hotels, with a total of 3,812 guest rooms and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C. and West Hollywood California.

Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2011 and 2010, the Company owned 98.2 percent and 100 percent, respectively, of the common limited partnership interests issued by the Operating Partnership (“common units”). The remaining 1.8 percent and zero percent of the common units issued by the Operating Partnership were owned by the other limited partners of the Operating Partnership at December 31, 2011 and 2010, respectively. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles (which is referred to as “GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

The Company’s comprehensive income (loss) equals its net income (loss) available to common shareholders and the Company had no items classified in accumulated other comprehensive loss for the periods ended December 31, 2011 and 2010.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and certain disclosures, including disclosure of contingent assets and liabilities. These estimates are prepared using management’s best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.

Risks and Uncertainties

The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company’s financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company’s ability to make distributions to our shareholders and service debt or meet other financial obligations.

Fair Value Measurements

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses, and mortgage debt. Due to their short maturities, the carrying amounts of cash and cash equivalents, restricted cash, and accounts payable and accrued expenses approximate fair value.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $251.5 million and $251.2 million, respectively. As of December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $143.6 million and $143.9 million, respectively.

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

Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 10 to 40 years for buildings, land improvements, and building improvements and one to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company’s results of operations.

The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel’s estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The Company will adjust assumptions with respect to the remaining useful life of the hotel property when circumstances change, such as an expiring ground lease or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with financial institutions and short-term liquid investments with an original maturity of three months or less. The Company maintains cash and cash equivalents balances in excess of insured limits with various financial institutions. This may subject the Company to significant concentrations of credit risk. The Company performs periodic evaluations of the credit quality of these financial institutions.

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

Derivative Instruments

In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income, based on the applicable hedge accounting guidance. As of December 31, 2011 and 2010, the Company has an interest rate cap in connection with the mortgage debt assumed with its acquisition of the Sofitel Philadelphia hotel. This interest rate cap was not designated as a hedging instrument and as such, changes in the fair value of the instrument have been recorded in the Company’s statement of operations. At December 31, 2011 and 2010, the estimated fair value of the interest rate cap was immaterial and the change in fair value was inconsequential to the periods presented.

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

As of December 31, 2011 and 2010, the Company did not have any uncertain tax positions and had not incurred any interest or penalties on such positions during the periods presented. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expenses.

Share-based Compensation

The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight line basis over the vesting period. The determination of fair value of these awards is subjective and involves significant estimates. The long-term incentive partnership (“LTIP”) units were valued using a Monte Carlo simulation method model, which required a number of assumptions including expected volatility of the Company’s stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units.

Non-controlling Interests of Common Units of Operating Partnership

Limited partner interests in the Operating Partnership other than those held by the Company, if any, are considered non-controlling interests. Generally, non-controlling interests are presented on the balance sheet as either shareholders equity or outside of shareholders equity depending upon specific provisions of the governing documents related to such an interest. The Operating Partnership may issue limited partnership interests as full or partial consideration to hotel sellers or to employees or other individuals for services performed. These limited partners will have redemption rights which will permit them to redeem their interests in exchange for cash or common shares, on a one-for-one basis, at the option of the Company. Because the Operating Partnership agreement permits the settlement of the redemption feature for unregistered common shares and because the Company will control the actions and events necessary to issue the number of shares that are required to be delivered at the redemption date, the non-controlling limited partner interests in the Operating Partnership are presented as a separate component of shareholder’s equity on the balance sheet. The approximate redemption value of the non-controlling interests is equivalent to the units outstanding valued at the closing common share price at the end of the period, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The Company’s revenues, expenses and net income or loss will include amounts attributable to both the controlling and non-controlling interests. Amounts attributable to non-controlling interests will be deducted from net income or loss to arrive at net income or loss attributable to common shareholders on the statement of operations.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available for common shareholders adjusted for dividends on unvested share-based compensation, by the weighted average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per share calculation.

Recently Issued Accounting Standards

In May 2011, the FASB and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in U.S. GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company does not expect this standard to have any material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. This update is intended to increase the prominence of other comprehensive income in the financial statements by requiring public companies to present comprehensive income either as a single statement detailing the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income or using a two statement approach including both a statement of income and a statement of comprehensive income. The option to present other comprehensive income in the statement of changes in equity has been eliminated. The amendments in this update, which should be applied retrospectively, are effective for public companies for fiscal years, and interim periods beginning after December 15, 2011. Currently, the Company has no items of other comprehensive income in any periods presented and adoption of this standard is not expected to impact us.

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

On April 6, 2011, the Company acquired the 450-room Westin Gaslamp Quarter located in San Diego, California for $110.0 million. Prior to the acquisition, the hotel was undergoing a $25.0 million renovation project and, in addition to the purchase price, the Company reimbursed the seller approximately $8.6 million for the renovation costs incurred and paid by the seller through the date of closing. The remaining renovation costs were paid by the Company. The Company retained Starwood Hotels and Resorts to manage the hotel.

On April 7, 2011, the Company acquired the 189-room Hotel Monaco Seattle located in Seattle, Washington for $51.2 million. The Company retained Kimpton Hotels and Restaurants to manage the hotel.

On May 3, 2011, the Company acquired the 237-room Mondrian Los Angeles located in West Hollywood, California for $137.0 million. The Company retained the Morgans Hotel Group to manage the hotel.

On May 26, 2011, the Company acquired the 148-room Viceroy Miami located in Miami, Florida for $36.5 million. The Company retained the Viceroy Hotel Group to manage the hotel and PHL received $3.0 million in key money from Viceroy Hotel Group to enter into the management agreement with Viceroy Hotel Group. The key money liability is amortized as a reduction of management fee expense over the ten-year term of the management agreement.

On June 8, 2011, the Company acquired the 235-room W Boston located in Boston, Massachusetts for $89.5 million. The Company retained Starwood Hotels and Resorts to manage the hotel.

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

The results of operations of the Argonaut Hotel, Westin Gaslamp Quarter, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami, W Boston and the Manhattan Collection joint venture (defined in Note 5 below) are included in the consolidated statements of operations beginning on their acquisition dates. The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2011 and 2010 as if the hotels and joint venture interests acquired in 2011 and 2010 were acquired on January 1, 2010. The pro forma results below excluded acquisition costs of $3.4 million and $6.6 million for the years ended December 31, 2011 and 2010, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the Year Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Total revenues	$330,215	$306,354
Operating income	30,873	21,441
Net income attributable to common shareholders	6,230	16,074
Net income per share available to common shareholders—basic and diluted	$0.12	$0.34

NOTE 4. INVESTMENT IN HOTEL PROPERTIES

Investment in hotel properties consisted of the following (in thousands):

	December 31,
	2011	2010
Land	$190,197	$106,428
Buildings and improvements	887,217	460,988
Furniture, fixtures and equipment	86,138	37,966

Investment in hotel properties	$1,163,552	$605,382
Less: Accumulated depreciation	(36,068)	(5,668)

Investment in hotel properties, net	$1,127,484	$599,714

NOTE 5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York, for $152.6 million plus working capital. The transaction values the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method. The joint venture has approximately $549.0 million in total assets. The joint venture’s total liabilities and members’ deficit include approximately $581.0 million in existing first mortgage and mezzanine debt which matures in February 2013 and approximately $76.6 million of preferred capital which may be distributed after the later of 27 months from July 29, 2011 or the date on which the joint venture refinances, modifies, or extends its debt. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.

At the time of the Company’s investment, the estimated fair value of the hotel properties owned by the Manhattan Collection joint venture exceeded the carrying value. This basis difference between the Company’s investment in the joint ventures and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimated life of the underlying assets and recognized as a component of equity in earnings of unconsolidated joint ventures (referred to as the basis adjustment in the table below).

The summarized results of operations of our investment in the Manhattan Collection joint venture from the acquisition date to December 31, 2011 are presented below (in thousands):

For the Period from July 29, 2011 (date of investment) through December 31, 2011
Revenues	$82,124
Total expenses	75,992

Net income	6,132
Company’s 49% interest of net income	3,005
Basis adjustment	(669)

Equity in earnings in unconsolidated joint ventures	$2,336

NOTE 6. DEBT

Senior Unsecured Revolving Credit Facility

On June 3, 2011, the Company amended and restated in its entirety the credit facility agreement that it had entered into in July 2010. The Company’s credit facility is now unsecured and the borrowing capacity has been increased by $50.0 million to $200.0 million. The senior unsecured revolving credit facility matures on June 3, 2014, and the Company has a one-year extension option. The Company has the ability to increase the senior unsecured revolving credit facility borrowing capacity up to a maximum capacity of $400.0 million with lender approval. Borrowings on the senior unsecured revolving credit facility bear interest at LIBOR plus 2.5% to 3.5%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.35% or 0.50% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The senior unsecured revolving credit facility contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio and minimum net worth. The Company incurred approximately $1.3 million in fees in connection with this amendment which are amortized over the term of the credit facility. As of December 31, 2011 and 2010, the Company had no outstanding borrowings under the senior unsecured revolving credit facility. As of December 31, 2011, the Company was in compliance with the senior unsecured revolving credit facility debt covenants. For the years ended December 31, 2011 and 2010, the Company incurred unused commitment fees of $0.9 million and $0.4 million, respectively.

Mortgage Debt

As of December 31, 2011, each of the Company’s mortgage loans was secured by a first-mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds. The mortgage loans contain certain property specific covenants and restrictions, including minimum debt service coverage ratios that may trigger “cash trap” provisions as well as restrictions on incurring additional property specific debt without lender consent. The Company is in compliance with all debt covenants as of December 31, 2011.

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

In conjunction with the Company’s acquisition of the Argonaut Hotel, the Company assumed a $42.0 million interest-only first-mortgage loan. The debt matures in March 2012 and has a fixed annual interest rate of 5.67%.

Mortgage debt consisted of the following (in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2011	December 31, 2010
Sofitel Philadelphia	Floating(1)	February 2012	$56,070	$56,070
Monaco Washington DC	5.68%	March 2012	35,000	35,000
Argonaut Hotel	5.67%	March 2012	42,000	—
InterContinental Buckhead	4.88%	January 2016	51,805	52,500
Skamania Lodge	5.44%	February 2016	30,664	—
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	36,000	—

			$251,539	$143,570

(1)	Mortgage debt bears interest at LIBOR plus 1.3%. The interest rates as of December 31, 2011 and December 31, 2010 were both 1.57%.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity. The estimated fair value of the Company’s debt as of December 31, 2011 and 2010 was $251.2 million and $143.9 million, respectively.

Future scheduled debt principal payments as of December 31, 2011 are as follows (in thousands):

2012	$134,738
2013	1,775
2014	1,869
2015	1,969
2016	111,188
Thereafter	—

Total debt	$251,539

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

Common Dividends

The Company paid or will pay the following dividends on common shares/units for the year ended December 31, 2011:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.12	March 31, 2011	March 31, 2011	April 15, 2011
$0.12	June 30, 2011	June 30, 2011	July 15, 2011
$0.12	September 30, 2011	September 30, 2011	October 17, 2011
$0.12	December 31, 2011	December 31, 2011	January 16, 2012

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

The Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares or Series B Preferred Shares prior to March 11, 2016 and September 21, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company’s declaration of trust, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the NYSE, NYSE Amex or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares of beneficial interest based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares and the share cap on each Series B Preferred Share is 3.4483 common shares.

Preferred Dividends

The Company paid or will pay the following dividends on preferred shares for the year ended December 31, 2011:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.19(1)	March 31, 2011	March 31, 2011	April 15, 2011
7.875% Series A	$0.49	June 30, 2011	June 30, 2011	July 15, 2011
7.875% Series A	$0.49	September 30, 2011	September 30, 2011	October 17, 2011
7.875% Series A	$0.49	December 31, 2011	December 31, 2011	January 16, 2012
8.00% Series B	$0.13(1)	September 30, 2011	September 30, 2011	October 17, 2011
8.00% Series B	$0.50	December 31, 2011	December 31, 2011	January 16, 2012

(1)	Pro-rata payment for the partial quarter from the date of issuance.

Non-controlling Interest of Common Units of Operating Partnership

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

As of December 31, 2011 and 2010, the Operating Partnership had 929,099 long-term incentive partnership units (“LTIP units”) outstanding, all of which are now equivalent to or have reached parity with common units in April 2011. As of December 31, 2011 and 2010, 362,170 and 185,820, respectively, of these LTIP units were vested. Only vested LTIP units may be converted to common units of the Operating Partnership which in turn can be redeemed for an equal number of common shares in the Company. No LTIP units were converted to common units during 2010 or 2011.

NOTE 8. SHARE-BASED COMPENSATION PLAN

The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity based awards. As of December 31, 2011, there were 224,317 common shares available for issuance under the 2009 Equity Incentive Plan. Restricted share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. Certain share awards may provide for accelerated vesting if there is a change in control. As of December 31, 2011, the Company has granted restricted share awards and LTIP units under the plan.

The following table provides a summary of restricted share activity:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at October 2, 2009 (inception)	—	$—
Granted	15,000	$20.00

Unvested at December 31, 2009	15,000	$20.00
Granted	70,110	$20.98
Vested	(4,170)	$20.00
Forfeited	(2,500)	$20.00

Unvested at December 31, 2010	78,440	$20.88
Granted	79,330	$22.03
Vested	(26,874)	$20.83
Forfeited	(2,232)	$21.58

Unvested at December 31, 2011	128,664	$21.59

The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. As of December 31, 2011, there was $1.9 million of total unrecognized compensation expense related to unvested restricted shares and unrecognized compensation expense are expected to be recognized over a weighted-average of 1.8 years. For the years ended December 31, 2011, 2010 and 2009, the Company recognized approximately $1.1 million, $0.5 million and $5 thousand, respectively, in expense related to these restricted shares in the consolidated statement of operations.

Long-Term Incentive Partnership Units

LTIP units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Prior to reaching parity with common units, LTIP units have a capital account balance of zero, do not receive an allocation of net income (loss) and do not have full parity with the common units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted, at any time, into an equal number of common units and thereafter will possess all of the rights and interests of a common unit, including the right to redeem the common unit for a common share in the Company or cash, at the option of the Operating Partnership.

As of December 31, 2011, the Company had 929,099 LTIP units outstanding. Upon completion of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred, as defined in the Code, and the LTIP units achieved full parity with the common units with respect to liquidating distributions and all other purposes. These LTIP units are allocated their pro-rata share of the Operating Partnership’s net income (loss).

All of the outstanding LTIP units were held by officers of the Company as of December 31, 2011. These LTIP units vest ratably on each of the first five anniversaries of their date of grant. The grant date fair value of the LTIP units was determined using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of December 31, 2011, 362,170 LTIP units have vested.

For the years ended December 31, 2011, 2010, and 2009, the Company recognized $1.6 million, $1.6 million and $0.1 million in share-based compensation expense related to the LTIP units, respectively. As of December 31, 2011 and 2010, there was $4.7 million and $6.2 million, respectively, of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of three years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.

NOTE 9. INCOME TAXES

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company’s current intention to adhere to these requirements and maintain the Company’s qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. However, as a REIT, the Company is still subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable-REIT subsidiaries is subject to federal, state and local income taxes. PHL is a TRS of the Company and as such is required to pay federal and state income taxes as a regular C Corporation.

The Company’s provision (benefit) for income taxes for PHL, the Company’s TRS, consists of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Federal	$—	$—	$—
Current	374	—	—
Deferred	70	(70)	—
State and local			—
Current	110	—	—
Deferred	10	(10)	—

Income tax expense (benefit)	$564	$(80)	$—

A reconciliation of the statutory federal tax expense (benefit) to the Company’s income tax expense (benefit) for our TRS is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory federal tax expense (benefit) at 34%	$444	$(70)	$—
State income tax expense (benefit)	120	(10)	—

	$564	$(80)	$—

For the year ended December 31, 2010, the Company had a deferred tax asset of $0.1 million associated with its net operating loss. This net operating loss was used to offset 2011 taxable income.

NOTE 10. EARNINGS PER SHARE

Earnings per share is computed by applying the provisions of the two-class method as the unvested restricted shares and LTIP units (unvested share-based compensation) are considered participating securities. The holders of these awards receive non-forfeitable dividends on their unvested shares and units. Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders adjusted for dividends on unvested share-based compensation by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to common shareholders adjusted for dividends on unvested share-based compensation by the weighted-average number of common shares outstanding and potential common shares that are dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share calculation as there would be no effect on the amounts since the limited partners’ share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.

The following is a reconciliation of the calculation of basic and diluted earnings (loss) per share (in thousands, except share and per-share data):

	For the Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss) attributable to common shareholders	$4,443	$(6,642)	$(147)
Less: Dividends paid on unvested share-based compensation	(398)	(9)	—

Net income (loss) available to common shareholders	$4,045	$(6,651)	$(147)

Denominator:
Weighted-average number of common shares—basic	47,921,200	28,669,851	4,011,198
Effect of dilutive share-based compensation	45,107	—	—

Weighted-average number of common shares—diluted	47,966,307	28,669,851	4,011,198

Net income (loss) per share available to common shareholders—basic	$0.08	$(0.23)	$(0.04)
Net income (loss) per share available to common shareholders—diluted	$0.08	$(0.23)	$(0.04)

For the years ended December 31, 2010 and 2009, 78,440 and 15,000 of unvested restricted shares were excluded from diluted weighted-average common shares as their effect would have been anti-dilutive.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Management Agreements

The Company’s hotel properties operate pursuant to management agreements with various management companies. The initial term of these management agreements ranges from five years to 20 years not including renewals, and five years to 40 years including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds.

Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.

The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceeds certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2011, 2010 and 2009, base and incentive management fees were $8.1 million, $1.7 million and $0, respectively.

Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non- routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures, and equipment.

Restricted Cash

At December 31, 2011 and 2010, the Company had $9.5 million and $4.5 million, respectively, in restricted cash, which consists of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.

Ground Lease

The Monaco Washington DC is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $0.2 million or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.

The Company assumed a long-term ground lease agreement in connection with its acquisition of the Argonaut Hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $1.2 million or a percentage of rooms revenues, food and beverage revenues and other department revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.

Future minimum annual rental payments under these leases, which assumes base rent for all periods and no assumptions for CPI adjustments, as of December 31, 2011 is as follows (in thousands):

2012	$1,380
2013	1,380
2014	1,380
2015	1,380
2016	1,380
Thereafter	59,223

$66,123

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

NOTE 12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
	(In thousands)
Interest paid	$11,366	$956	$—

Income taxes paid	$586	$—	$—

Non-Cash Investing and Financing Activities:
Distributions payable to common shares/units	$6,219	$4,908	$—

Distributions payable to preferred shares	$3,813	$—	$—

Accrual of offering costs, including $8.1 million of underwriting discount	$—	$—	$9,532

Mortgage loan assumed in connection with acquisition	$42,000	$91,070	$—

Deposit applied to purchase price of acquisition	$5,000	$—	$—

Issuance of common shares for board of trustees compensation	$182	$12	$—

Accrued additions and improvements to hotel properties	$2,171	$—	$—

NOTE 13. SUBSEQUENT EVENTS

In January 2012, the Company obtained a $46.0 million loan secured by the Company’s leasehold interest under the ground lease on the Monaco Washington DC hotel. The proceeds from this loan were used to pay down the existing $35.0 million mortgage on this property and the remaining will be used for general corporate purpose. This loan has a fixed interest rate of 4.36 percent per annum and requires monthly principal and interest payments of $0.2 million through February 2017, the maturity date.

In January 2012, the Company repaid the $42.0 million loan on the Argonaut Hotel with $31.0 million from cash on hand and $15.0 million of borrowings from our senior unsecured credit facility. In February 2012, the Company obtained a new $47.0 million loan secured by this property. The proceeds from this loan were used to partially pay down the balance on the credit facility. This loan has a fixed interest rate of 4.25 percent per annum and requires monthly principal and interest payments of $0.3 million through March 2017, the maturity date.

In February 2012, the Company repaid the $56.1 million loan on the Sofitel Philadelphia hotel with borrowings from its senior unsecured revolving credit facility.

In February 2012, the Board of Trustees granted an aggregate of 52,509 restricted shares to executive officers and employees of the Company. These restricted shares will vest over approximately 3 or 5 years based on the terms of the award.

In February 2012, the Board of Trustees granted 72,056 performance-based share awards to executive officers and employees of the Company. The actual number of common shares issuable under the performance-based share awards will be based on certain performance goals stipulated in the agreements over the period from January 1, 2012 through December 31, 2014 and will be determined in early 2015. The actual shares issued may be less than or greater than the target number of share awards based upon performance level attained. The actual shares issued for executive officers can range from 0% to 200% of the target amount. There is no maximum number of actual shares issued to employees. None of the common shares issuable under the performance awards will be outstanding until issued in accordance with the award agreements. After the actual number of shares under the performance awards are determined, the shares will become issued and outstanding. In addition, once the number of performance shares is determined, the executive officers and employees will receive cash payments equal to the total amount of dividends paid on an equivalent number of common shares from February 8, 2012 until the determination date.

NOTE 14. QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company’s unaudited consolidated quarterly operating data for the years ended December 31, 2011 and 2010 (in thousands, except per-share data) follows. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management’s opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$42,665	$73,110	$87,803	$84,409
Net income (loss)	(3,044)	4,299	5,838	8,106
Net income (loss) attributable to the Company	(3,044)	4,214	5,724	7,962
Net income (loss) attributable to common shareholders	(3,591)	1,753	2,825	3,456
Net income (loss) per share available to common shareholders, basic and diluted	$(0.09)	$0.03	$0.05	$0.07

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$—	$2,216	$21,637	$33,908
Net income (loss) attributable to the Company	(599)	(3,814)	(308)	(1,921)
Net income (loss) attributable to common shareholders	(599)	(3,814)	(308)	(1,921)
Net income (loss) per share available to common shareholders, basic and diluted	$(0.03)	$(0.19)	$(0.01)	$(0.05)

Pebblebrook Hotel Trust

Schedule III—Real Estate and Accumulated Depreciation

As of December 31, 2011

(In thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumb- rances	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition	Land	Building and Improve- ments	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
DoubleTree by Hilton Bethesda-Washington DC	$36,000	$10,065	$53,000	$4,035	$5,739	$10,065	$56,822	$5,952	$72,839	$3,408	$69,431	1971	06/04/10	3-40 years
Sir Francis Drake Hotel	—	22,500	60,547	6,953	9,827	22,500	66,046	11,281	99,827	4,453	95,374	1928	06/22/10	1-40 years
InterContinental Buckhead Hotel	51,805	25,000	68,844	11,000	6,054	25,000	71,043	14,855	110,898	5,201	105,697	2004	07/01/10	3-40 years
Monaco Washington DC	35,000	—	60,630	2,441	1,476	—	61,838	2,709	64,547	2,470	62,077	1839	09/09/10	3-40 years
The Grand Hotel Minneapolis	—	4,950	26,616	300	5,908	4,950	29,339	3,485	37,774	1,805	35,969	1912	09/29/10	1-40 years
Skamania Lodge	30,664	7,129	44,987	3,523	1,500	7,129	46,052	3,958	57,139	1,994	55,145	1993	11/03/10	3-40 years
Sheraton Delfina Santa Monica Hotel	—	18,784	81,580	2,295	2,337	18,784	81,231	4,981	104,996	2,704	102,292	1972	11/19/10	3-40 years
Sofitel Philadelphia Hotel	56,070	18,000	64,256	4,639	479	18,000	64,628	4,746	87,374	2,460	84,914	2000	12/03/10	3-40 years
Argonaut Hotel	42,000	—	79,492	4,247	2,510	—	80,568	5,681	86,249	2,289	83,960	1907	02/16/11	3-40 years
Westin Gaslamp Quarter	—	25,537	86,089	6,850	6,636	25,537	91,426	8,149	125,112	3,338	121,774	1987	04/06/11	1-40 years
Monaco Seattle	—	10,105	38,888	2,073	1,722	10,105	39,321	3,362	52,788	986	51,802	1969	04/07/11	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	1,444	20,306	110,660	7,158	138,124	2,401	135,723	1959	05/03/11	3-40 years
Viceroy Miami	—	8,368	24,246	3,723	146	8,368	24,308	3,807	36,483	913	35,570	2009	05/26/11	1-40 years
W Boston	—	19,453	63,893	5,887	169	19,453	63,935	6,014	89,402	1,646	87,756	2009	06/08/11	2-40 years

	$251,539	$190,197	$863,351	$64,057	$45,947	$190,197	$887,217	$86,138	$1,163,552	$36,068	$1,127,484

Pebblebrook Hotel Trust

Schedule III—Real Estate and Accumulated Depreciation—Continued

As of December 31, 2011

(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2009	$—
Acquisitions	602,075
Capital expenditures	3,307

Balance at December 31, 2010	$605,382
Acquisitions	515,531
Capital expenditures	42,639

Balance at December 31, 2011	$1,163,552

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2009	$—
Depreciation	5,668

Balance at December 31, 2010	$5,668
Depreciation	30,400

Balance at December 31, 2011	$36,068

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

3.3†	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.

10.1*	Pebblebrook Hotel Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).

10.2*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.4*	Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.5*	Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant’s Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

10.6*	Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.7*	Share Award Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

10.8*	Share Award Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

10.9*	Share Award Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

10.10*	Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant’s Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.11*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.12*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.13*	LTIP Unit Vesting Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.14	Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15	Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16	Promissory Note by Tariff Building Associates, L.P. in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.17	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Tariff Building Associates, L.P., Kimpton Development Opportunity Fund, L.P., Jayhawk Owner LLC, and Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.18	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Tariff Building Associates, L.P., as borrower, First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.19	Promissory Note by South 17th Street OwnerCo, LLC in favor of Greenwich Capital Financial Products, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.20	Loan Agreement dated as of January 5, 2007, between South 17th Street OwnerCo, LLC, as borrower, and Greenwich Capital Financial Products, Inc., as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.21	Credit Agreement, dated as of July 8, 2010, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., as borrower, the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, Banc of America Securities LLC and Wells Fargo Securities, LLC, as joint lead arrangers and joint book runners, Wells Fargo Bank, National Association, as syndication agent, and U.S. Bank National Association, as co-documentation agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 9, 2010 (File No. 001-34571)) (This agreement was amended and restated in June 2011; See Exhibit 10.41 below).

10.22	Membership Interest Purchase Agreement by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, and South 17th Street IntermezzCo, LLC, as the Seller Parties, and Spartans Owner, LLC and Spartans Lessee, LLC, as the Purchaser Parties, dated as of October 13, 2010, for the Sofitel Philadelphia (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.23	Second Amendment to Membership Interest Purchase Agreement, dated November 15, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.24	Third Amendment to Membership Interest Purchase Agreement, dated November 30, 2010, by and among Platinum OwnerCo, LLC, Platinum LeaseCo, LLC, South 17th Street IntermezzCo, LLC, Spartans Owner, LLC and Spartans Lessee, LLC (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on December 6, 2010 (File No. 001-34571)).

10.25	Loan Agreement, between Orangemen Owner LLC, as Borrower, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2010 (File No. 001-34571)).

10.26	Purchase and Sale Agreement of the Sheraton Delfina Santa Monica Hotel (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.27	First Amendment to Purchase and Sale Agreement by and between 615 2nd Avenue South—Minneapolis LLC and Gator Owner LLC (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.28	Purchase and Sale Agreement between Maritime Hotel Associates, L.P. and Wildcats Owner LLC (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2011 (File No. 001-34571)).

10.29	Loan Agreement, between Terrapins Owner LLC, as Borrower, and UBS Real Estate Securities Inc., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 7, 2011 (File No. 001-34571)).

10.30	Loan Agreement, dated as of January 21, 2011, between Tar Heel Borrower LLC, as Borrower, Tar Heel Owner LLC, as Maryland Guarantor, and Goldman Sachs Commercial Mortgage Capital, L.P., as Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011 (File No. 001-34571)).

10.31	Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.32	Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.33	Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.34	Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.35	Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.36	Promissory Note by Maritime Hotel Associates, L.P. in favor of Wachovia Bank, National Association. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.37	Assumption Agreement, by and among Bank of America, N.A., as successor to Wells Fargo Bank, N.A., as Trustee for the registered holders of COBALT CMBS Commercial Mortgage Trust 2007-C2, Commercial Mortgage Pass-Through Certificates, Series 2007-C2, Maritime Hotel Associates, L.P., Kimpton Development Opportunity Fund, L.P., Wildcats Owner LLC, and Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.38	Deed of Trust, Security Agreement, Assignment of Rents and Fixtures Filing dated as of February 23, 2007 by and among Maritime Hotel Associates, L.P., as borrower, to First American Title Insurance Company, as Trustee for the benefit of Wachovia Bank, National Association, as lender (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.39	Purchase and Sale Agreement by and between Starwood CMBS I, LLC, as seller, and Bruins Owner LLC, as purchaser, dated as of March 22, 2011, for The Westin Gaslamp, San Diego (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on March 31, 2011 (File No. 001-34571)).

10.40	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.41	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.42	Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.43	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.44	Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

Exhibit Number	Description of Exhibit

10.45	Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.46	Purchase and Sale Agreement between Mondrian Holdings LLC, as seller, and Wolverines Owner LLC, as purchaser (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

10.47	Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)).

12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.

21.1†	List of Subsidiaries of the Registrant.

23.1†	Consent of KPMG LLP.

23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.

101.INS XBRL	Instance Document(1)

101.SCH XBRL	Taxonomy Extension Schema Document(1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document(1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document(1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document(1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document(1)

*	Management agreement or compensatory plan or arrangement.
†	Filed electronically herewith.
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