Form 10-Q
period 2012-03-31
Pebblebrook Hotel Trust
filed 2012-04-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2012
Common shares of beneficial interest ($0.01 par value per share)	52,484,196

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,133,851	$1,127,484
Investment in joint venture	168,170	171,765
Ground lease asset, net	10,448	10,502
Cash and cash equivalents	36,364	65,684
Restricted cash	8,815	9,469
Hotel receivables (net of allowance for doubtful accounts of $60 and $71, respectively)	15,199	11,312
Deferred financing costs, net	3,660	3,487
Prepaid expenses and other assets	18,869	16,929
Total assets	$1,395,376	$1,416,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured revolving credit facility	$—	$—
Mortgage debt	211,062	251,539
Accounts payable and accrued expenses	31,770	33,333
Advance deposits	6,142	4,380
Accrued interest	929	1,000
Distribution payable	10,206	10,032
Total liabilities	260,109	300,284
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $225,000 at March 31, 2012 and December 31, 2011), 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at March 31, 2012 and at December 31, 2011	90	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 52,219,193 issued and outstanding at March 31, 2012 and 50,769,024 issued and outstanding at December 31, 2011	522	508
Additional paid-in capital	1,175,102	1,142,905
Accumulated deficit and distributions	(43,781)	(30,252)
Total shareholders’ equity	1,131,933	1,113,251
Non-controlling interests	3,334	3,097
Total equity	1,135,267	1,116,348
Total liabilities and equity	$1,395,376	$1,416,632
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2012	2011
Revenues:
Room	$46,855	$25,559
Food and beverage	25,524	14,787
Other operating	5,095	2,319
Total revenues	77,474	42,665
Expenses:
Hotel operating expenses:
Room	13,493	7,641
Food and beverage	19,703	10,860
Other direct	2,751	1,161
Other indirect	22,146	13,076
Total hotel operating expenses	58,093	32,738
Depreciation and amortization	9,689	4,797
Real estate taxes, personal property taxes and property insurance	4,007	1,923
Ground rent	420	246
General and administrative	3,600	2,286
Hotel acquisition costs	238	1,726
Total operating expenses	76,047	43,716
Operating income (loss)	1,427	(1,051)
Interest income	6	473
Interest expense	(3,257)	(2,856)
Equity in loss of joint venture	(3,596)	—
Income (loss) before income taxes	(5,420)	(3,434)
Income tax (expense) benefit	2,583	390
Net income (loss)	(2,837)	(3,044)
Net income (loss) attributable to non-controlling interests	(46)	—
Net income (loss) attributable to the Company	(2,791)	(3,044)
Distributions to preferred shareholders	(4,456)	(547)
Net income (loss) attributable to common shareholders	$(7,247)	$(3,591)
Net income (loss) per share attributable to common shareholders, basic and diluted	$(0.14)	$(0.09)
Weighted-average number of common shares, basic	51,009,904	39,827,551
Weighted-average number of common shares, diluted	51,009,904	39,827,551
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(2,837)	$(3,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,689	4,797
Share-based compensation	853	613
Amortization of deferred financing costs	421	330
Amortization of ground lease	54	55
Equity in loss from joint venture	3,596	—
Deferred income tax benefit	2,673	(452)
Other	62	—
Changes in assets and liabilities:
Restricted cash, net	372	355
Hotel receivables	(3,876)	(4,112)
Prepaid expenses and other assets	(1,842)	(219)
Accounts payable and accrued expenses	(332)	1,322
Advance deposits	1,762	538
Net cash provided by (used in) operating activities	10,595	183
Investing activities:
Acquisition of hotel properties	—	(37,193)
Improvements and additions to hotel properties	(17,005)	(9,644)
Deposit on hotel properties	(3,000)	(13,500)
Purchase of corporate office equipment, computer software, and furniture	—	(13)
Restricted cash, net	282	(2,085)
Net cash used in investing activities	(19,723)	(62,435)
Financing activities:
Gross proceeds from issuance of common shares	32,421	—
Gross proceeds from issuance of preferred shares	—	125,000
Payment of offering costs — common and preferred shares	(548)	(4,023)
Payment of deferred financing costs	(594)	(722)
Contributions from non-controlling interest	—	95
Borrowings under senior credit facility	70,000	—
Repayments under senior credit facility	(70,000)	—
Proceeds from mortgage debt	93,000	67,000
Repayments of mortgage debt	(133,477)	(180)
Repurchase of common shares	(319)	(140)
Distributions — common shares/units	(6,219)	(4,908)
Distributions — preferred shares	(4,456)	—
Net cash (used in) provided by financing activities	(20,192)	182,122
Net change in cash and cash equivalents	(29,320)	119,870
Cash and cash equivalents, beginning of year	65,684	220,722
Cash and cash equivalents, end of period	$36,364	$340,592
The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust on October 2, 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of March 31, 2012, the Company owned interests in 20 hotels, including 14 wholly owned hotels, with a total of 3,812 guest rooms and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2012, the Company owned 98.3 percent of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.7 percent of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code, it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel assets. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
The Company’s comprehensive income (loss) equals its net income (loss) available to common shareholders and the Company had no items classified as accumulated other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.
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
Fair Value Measurements
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

1.	Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

2.
Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.

3.	Level 3 – Model-derived valuations with unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders as adjusted for potentially dilutive securities, by the weighted-average number of common shares outstanding plus potentially dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.
Note 3. Acquisition of Hotel Properties
The Company had no hotel acquisitions during the quarter ended March 31, 2012. The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2012 and 2011 as if the hotels and the interest in the joint venture acquired in 2011 were acquired on January 1, 2010. The pro forma results below excluded acquisition costs of $1.7 million for the three months ended March 31, 2011. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the three months ended March 31,
	2012	2011
	(Unaudited)
Total revenues	$77,474	$73,112
Operating income (loss)	1,427	1,360
Net income (loss) attributable to common shareholders	(7,247)	(5,909)
Net income (loss) per share attributable to common shareholders — basic and diluted	$(0.14)	$(0.12)
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Land	$190,197	$190,197
Buildings and improvements	896,210	887,217
Furniture, fixtures and equipment	92,972	86,138
Investment in hotel properties	$1,179,379	$1,163,552
Less: Accumulated depreciation	(45,528)	(36,068)
Investment in hotel properties, net	$1,133,851	$1,127,484

Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The Company accounts for this investment using the equity method. As of March 31, 2012, the joint venture reported approximately $537.6 million in total assets. The joint venture total liabilities and members' deficit include approximately $572.6 million in existing first mortgage and mezzanine debt which matures in February of 2013 and approximately $76.6 million of preferred capital which may be distributed after the later of 27 months from July 29, 2011 or the date on which the joint venture refinances, modifies, or extends its debt. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
At the time of the Company’s investment, the estimated fair value of the hotel properties owned by the Manhattan Collection joint venture exceeded the carrying value. This basis difference between the Company’s investment in the joint venture and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimated life of the underlying assets and recognized as a component of equity in earnings of joint venture (referred to as the basis adjustment in the table below).
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three months ended March 31, 2012 are presented below (in thousands):

Three months ended March 31, 2012
Revenues	$32,200
Total expenses	38,596
Net income (loss)	$(6,396)
Company’s 49% interest of net income (loss)	(3,134)
Basis adjustment	(462)

Equity in earnings (losses) in joint venture	$(3,596)
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company is party to a $200.0 million senior unsecured revolving credit facility. The credit facility matures on June 3, 2014, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $400.0 million with lender approval. Borrowings on the credit facility bear interest at LIBOR plus 2.5% to 3.5%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.35% or 0.50% of the unused portion of the senior credit facility, depending on the amount of borrowings outstanding. The credit facility contains certain financial covenants including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. As of March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the credit facility. As of March 31, 2012, the Company was in compliance with the credit facility debt covenants. For both quarters ended March 31, 2012 and 2011, the Company incurred unused commitment fees of $0.2 million.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for fraud or misapplication of funds.
On January 11, 2012, the Company obtained a $46.0 million first mortgage loan secured by the Company's leasehold interest under the ground lease on the Monaco Washington DC hotel. A portion of the proceeds from this loan was used to repay the existing $35.0 million mortgage on this property. The loan has a term of five years, bears interest at 4.36% and requires monthly principal and interest payments of $0.2 million.
On January 11, 2012, the Company repaid the $42.0 million loan on the Argonaut hotel with cash on hand and borrowings from the Company's senior unsecured revolving credit facility. On February 15, 2012, the Company obtained a $47.0 million first-mortgage loan secured by the Company's leasehold interest under the ground lease on the Argonaut hotel. The loan has a term of five years, bears interest at 4.25% and requires monthly principal and interest payments of $0.3 million.

On February 1, 2012, the Company repaid the $56.1 million first mortgage loan on the Sofitel Philadelphia hotel.
Mortgage debt as of March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	March 31, 2012	December 31, 2011
Sofitel Philadelphia	Floating	(1)	February 2012	$—	$56,070
InterContinental Buckhead	4.88%		January 2016	51,609	51,805
Skamania Lodge	5.44%		February 2016	30,561	30,664
DoubleTree by Hilton Bethesda-Washington DC	5.28%		February 2016	35,954	36,000
Monaco Washington DC	4.36%		February 2017	45,938	35,000
Argonaut Hotel	4.25%		March 2017	47,000	42,000
				$211,062	$251,539

(1)	Mortgage debt interest rate is LIBOR plus 1.3%. The interest rate as of December 31, 2011 was 1.57%.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s debt as of March 31, 2012 and December 31, 2011 was $212.0 million and $251.2 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2012.
Note 7. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share (“common shares”). Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company’s board of trustees.
On March 16, 2012, the Company issued 264,276 common shares at an average price of $23.06 per share under its at the market offering ("ATM") program and raised $6.0 million, net of commissions.
On March 19, 2012, the Company issued 1,142,803 common shares at an average price of $23.04 per share under its ATM program and raised $25.9 million, net of commissions.
Common Dividends
The Company paid or will pay the following dividends on common shares/units for the three months ended March 31, 2012:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.12	March 31, 2012	March 30, 2012	April 16, 2012
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of March 31, 2012 and December 31, 2011, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") and 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") outstanding.

The Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares or Series B Preferred Shares prior to March 11, 2016 and September 21, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares and the share cap on each Series B Preferred Share is 3.4483 common shares.
Preferred Dividends
The Company paid or will pay the following dividends on preferred shares for the three months ended March 31, 2012:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2012	March 30, 2012	April 16, 2012
8.00% Series B	$0.50	March 31, 2012	March 30, 2012	April 16, 2012

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
As of March 31, 2012 and December 31, 2011, the Operating Partnership had 929,099 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of March 31, 2012, 371,640 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership which in turn can be redeemed for an equal number of common shares in the Company. As of March 31, 2012, no LTIP units have been converted to common shares.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2012, there were 44,888 common shares available for issuance under the 2009 Equity Incentive Plan.

Service Condition Share Awards
The following table provides a summary of restricted share activity as of March 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	128,664	$21.59
Granted	52,545	$23.15
Vested	(48,324)	$21.55
Forfeited	—	$—
Unvested at March 31, 2012	132,885	$22.22
The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three months ended March 31, 2012 and 2011, the Company recognized approximately $0.3 million and $0.2 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of March 31, 2012, there was $2.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.5 years.
Performance-Based Equity Awards
Performance-based equity awarded to officers and employees cliff vest after three years if certain performance measurements are met. These awards also require continued employment and are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. The actual number of common shares that ultimately vest will be determined in 2015 based on certain share price and operating performance metrics for the period from January 1, 2012 through December 31, 2014. Performance-based equity awards granted to certain officers are subject to a maximum award cap; however, there is no maximum or cap of the number of shares which may vest on the employee awards.
The performance measurements include share price and operating metrics consist of (1) the Company's total shareholder return relative to the total shareholder return of seven companies in a designated peer group ("Relative TSR"); (2) the Company's total shareholder return to established total shareholder return thresholds ("Absolute TSR"); and (3) the change in the gap between the Company's hotel-level earnings before interest, taxes, depreciation and amortization ("Hotel EBITDA") margin compared to that of a peer company. Dividends accumulate over the vesting period and are paid to the grantee once the number of vested shares is determined.
The Relative TSR and Absolute TSR measurements each represent 30 percent of the award and the Hotel EBITDA margin measurement represents 40 percent of the award. The Relative and Absolute TSR measurements are market conditions and the Hotel EBITDA measurement is a performance condition as market and performance conditions are defined in ASC Topic 718.
On February 8, 2012, the Board of Trustees approved a grant of up to a maximum 120,016 performance-based equity awards to certain officers of the Company (“officer awards”) and approved a target award of 12,102 performance-based equity awards to employees of the Company (“employee awards”). The fair values of the market conditions were determined using a Monte Carlo simulation method performed by a third-party valuation firm. The assumptions for determining the fair value of the Relative TSR and Absolute TSR components included: risk-free interest rate of 0.34%, dividend yield of 2.2%, and expected volatility of 33%. The simulations also considered the actual TSR performance of our shares and the share performance of the peer group. The grant date fair value of the performance condition was determined based on the closing share price on the date of grant times the target number of shares for this component of the award. Compensation expense on the Hotel EBITDA component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.
The Company recognizes compensation expense on a straight-line basis through December 31, 2014, the vesting date. The grant date fair value of the officer and employee awards, based upon the estimated number of shares (the target awards) that are expected to vest, was $1.9 million. As of March 31, 2012, there was approximately $1.8 million of unrecognized compensation expense related to these awards which will be recognized over 2.8 years. For the quarter ended March 31, 2012, the Company recognized $0.1 million in expense related to these awards.
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
As of March 31, 2012, the Company had 929,099 LTIP units outstanding, all of which have reached parity with common units. All of the LTIP units were held by officers of the Company as of March 31, 2012. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of March 31, 2012, 371,640 LTIP units have vested.
The Company recognized $0.4 million in share-based compensation expense related to the LTIP units for the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $4.3 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company has estimated PHL’s income tax benefit for the three months ended March 31, 2012 using an estimated combined federal and state statutory tax rate of 40.2%. As of March 31, 2012, the Company had deferred tax assets of $2.7 million primarily due to current period tax net operating losses. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$(7,247)	$(3,591)
Less: dividends paid on unvested share-based compensation	(83)	(15)
Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders	$(7,330)	$(3,606)
Denominator:
Weighted-average number of common shares — basic	51,009,904	39,827,551
Effect of dilutive share-based compensation	—	—
Weighted-average number of common shares — diluted	51,009,904	39,827,551
Net income (loss) per share attributable to common shareholders — basic	$(0.14)	$(0.09)
Net income (loss) per share attributable to common shareholders — diluted	$(0.14)	$(0.09)
For the three months ended March 31, 2012, 204,995 of unvested restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2011, 124,564 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The initial terms of these management agreements range from five years to 20 years, not including renewals, and five years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $2.1 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2012 and December 31, 2011, the Company had $8.8 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2012	2011
	(in thousands)
Interest paid	$2,906	$1,936
Income taxes paid	$232	$62
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$6,393	$4,898
Distributions payable on preferred shares	$3,813	$547
Issuance of common shares for board of trustees compensation	$199	$183
Mortgage loan assumed in connection with acquisition	$—	$42,000
Accrued additions and improvements to hotel properties	$2,493	$—
Note 13. Subsequent Events
On April 4, 2012, the Company acquired the 108-room Hotel Milano located in San Francisco, California for $29.8 million. The acquisition was funded with available cash. The Company retained Viceroy Hotel Group to manage the property. The Company plans to invest between $8.0 million and $10.0 million over the next 12 months in a complete renovation and repositioning of the hotel, including all guestrooms, public areas and the restaurant.
In April 2012, the Company terminated the management agreement at the DoubleTree by Hilton Bethesda-Washington DC Hotel. The Company will incur approximately $1.1 million in termination and transition expenses. The Company will retain Davidson Hotel Group to manage the property.
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

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “potential,” “could,” “predict,” “continue,” “seek,” “assume,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and overruns; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated elsewhere in this report.
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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of March 31, 2012, the Company owned interests in 20 hotels, including 14 wholly owned hotels, with a total of 3,812 guest rooms and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.
During the three months ended March 31, 2012, we refinanced the loans secured by the Monaco Washington DC and the Argonaut Hotel, receiving net proceeds of $16.0 million. In addition, we repaid the loan secured by the Sofitel Philadelphia hotel. We also raised $31.9 million of net proceeds from the issuance of 1.4 million common shares under our ATM offering program.
In April 2012, we acquired the 108-room Hotel Milano located in San Francisco, California for $29.8 million. We plan to invest between $8.0 million and $10.0 million over the next 12 months in a complete renovation and repositioning of the hotel, including all guestrooms, public areas and the restaurant.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $30 million and $40 million for the remainder of 2012 on renovation and repositioning projects and other capital improvements.
The U.S. lodging industry has continued to exhibit positive fundamentals during the first quarter of 2012. While there continue to be concerns about a slow-moving national economy and the increased global volatility and risk related to the European debt crisis, corporate profits and employment have continued to improve in the United States.
The strength in corporate transient, group and leisure travel, specifically in the major urban markets, has continued to drive increases in occupancy and average daily rates. New hotel supply remains at historically low levels and is expected to remain low given the lack of available financing for new hotel construction. We continue to believe that we will see a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.
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
Hotel Operating Statistics

The following table represents the pro-forma key hotel operating statistics for our hotels for the three months ended March 31, 2012 and 2011. This is for informational purposes only and includes the operating statistics of our hotels for periods prior to our ownership and includes the 49% of the Manhattan Collection properties held by our joint venture.

	Three months ended March 31,
	2012	2011
Total Portfolio
Pro forma Occupancy	74.2%	70.0%
Pro forma ADR	$191.90	$187.55
Pro forma RevPAR	$142.34	$131.25
Results of Operations
Results of operations for the three months ended March 31, 2012 include the operating activities of the 14 hotels that were acquired in 2010 and 2011. We owned nine hotel properties, the DoubleTree by Hilton Bethesda-Washington DC, Sir Francis Drake, InterContinental Buckhead, Monaco Washington DC, The Grand Hotel Minneapolis, Skamania Lodge, Sheraton Delfina, Sofitel Philadelphia, and Argonaut Hotel at March 31, 2011. Our net loss attributable to common shareholders for the three months ended March 31, 2012 was $7.2 million compared with a net loss attributable to common shareholders of $3.6 million for the three months ended March 31, 2011.
Comparison of three months ended March 31, 2012 and 2011
Revenues — Total revenues increased by $34.8 million from 2011. The five hotels we acquired since March 31, 2011 contributed approximately $28.9 million of this increase, and the remaining increase was generated from the nine hotels owned at March 31, 2011.
Hotel operating expenses — Total hotel operating expenses increased by $25.4 million from 2011. The five hotels we acquired since March 31, 2011 contributed to approximately $22.2 million of this increase, and the remaining increase was generated from the nine hotels owned at March 31, 2011.
Depreciation and amortization — Depreciation and amortization expense increased by approximately $4.9 million primarily as a result of the additional five hotels we acquired after March 31, 2011.

Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $2.1 million primarily as a result of the additional five hotels we acquired after March 31, 2011.
Ground rent — Ground rent expense increased by approximately $0.2 million due to the acquisition of the Argonaut Hotel on February 16, 2011. The Argonaut Hotel is subject to a long-term ground lease arrangement.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $1.3 million primarily as a result of increased legal fees, state and local franchise taxes, staffing and other costs related to growth in our portfolio since March 31, 2011. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by approximately $1.5 million primarily due to fewer acquisition opportunities in 2012 compared with 2011. Hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income decreased by approximately $0.5 million as a result of cash being used to acquire hotel properties resulting in a lower average cash balance as well as a decrease in the interest rate on cash deposits.
Interest expense — Interest expense increased by approximately $0.4 million primarily due to borrowings under our senior unsecured revolving credit facility. We had no such borrowings during the first quarter of 2011.
Equity in loss of joint venture — We purchased an equity interest in a joint venture in July 2011 and recognized $3.6 million of loss for our portion of the joint venture's loss for the period.
Income tax (expense) benefit — Income tax benefit increased by approximately $2.2 million as a result of an increase in the net loss of our taxable REIT subsidiary.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There was no allocation of income or loss to these unit holders in 2011 as these units did not reach parity with the common shares until April 2011.
Distributions to preferred shareholders — Distributions to preferred shareholders increased from 2011 because we declared or paid dividends for both the Series A and Series B preferred shares in 2012 whereas only the Series A preferred shares were issued and outstanding in 2011.
Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets, the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) attributable to common shareholders to FFO for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Net income (loss) attributable to common shareholders	$(7,247)	$(3,591)
Adjustments:
Depreciation and amortization	9,651	4,767
Depreciation and amortization from joint venture	2,427	—
Non-controlling interests	(46)	—
FFO	$4,785	$1,176
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) attributable to common shareholders to EBITDA for the three months ended March 31, 2012 and 2011 (in thousands):

	For the three months ended March 31,
	2012	2011
Net income (loss) attributable to common shareholders	$(7,247)	$(3,591)
Adjustments:
Interest expense	3,257	2,856
Interest expense from joint venture	3,313	—
Income tax expense (benefit)	(2,583)	(390)
Depreciation and amortization	9,689	4,797
Depreciation and amortization from joint venture	2,427
Non-controlling interests	(46)	—
Distributions to preferred shareholders	4,456	547
EBITDA	$13,266	$4,219
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
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements generally through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility. We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, service debt and fund dividends in accordance with the REIT requirements of the federal income tax laws.

We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, investments in existing or new joint ventures, and debt principal payments and debt maturities, through the net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position and extend our debt maturities in the current low interest rate environment.

Issuance of Common Shares
As previously disclosed, on May 3, 2011 we and our operating partnership entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc., Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Sales Agents”), pursuant to which we may sell our common shares having an aggregate offering price of up to $125,000,000, from time to time through any of the Sales Agents, acting as sales agents and/or principals (the “ATM Offering Program”). Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

During the three months ended March 31, 2012, we issued 1,407,079 common shares pursuant to the ATM Offering Program at an average price of $23.0415 per share, raising approximately $31.9 million in net proceeds, after sales agent compensation of approximately $0.5 million. The common shares issuable pursuant to the ATM Offering Program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated May 3, 2011, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the ATM Offering Program.

We used the net proceeds of these issuances to repay the debt outstanding on our senior unsecured credit facility.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $10.6 million for the three months ended March 31, 2012. Our cash from operations includes the operating activities of the 14 wholly owned hotels. Our cash provided by operating activities for the three months ended March 31, 2011 was $0.2 million and relates principally to the nine hotels we owned at March 31, 2011.
Cash used in Investing Activities. Our cash used in investing activities was $19.7 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we invested $17.0 million on improvements to our hotel properties, placed a deposit of $3.0 million on one property under contract for purchase, and had a decrease in restricted cash of $0.3 million. During the three months ended March 31, 2011, we used $62.4 million of cash, of which we used $37.2 million to acquire the Argonaut Hotel, we invested $9.6 million in improvements to hotel properties, placed deposits of $13.5 million on three properties under contract for purchase, and had an increase in restricted cash of $2.1 million.
Cash provided by Financing Activities. Our cash used in financing activities was $20.2 million for the three months ended March 31, 2012. We received net proceeds of $31.9 million from the issuance of 1.4 million common shares. We also received $93.0 million in proceeds from mortgage debt refinancings, repaid $133.5 million of mortgage debt, borrowed and repaid $70.0 million under our senior unsecure revolving credit facility, and paid $10.7 million in dividends. For the three months ended March 31, 2011, cash flows provided by financing activities were $182.1 million, which consisted of $125.0 million of proceeds received from our offering of Series A preferred shares which were offset by $4.0 million in offering-related costs, and $67.0 million of proceeds received from the mortgage debt placed on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC hotels. We also paid $4.9 million in distributions during the quarter.
Capital Investments

We intend to maintain all of our hotels, including each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and when applicable, in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.
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
For the three months ended March 31, 2012, we invested $17.0 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $30 million to $40 million in capital investments through the remainder of 2012.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$253,161	$13,890	$27,271	$212,000	$—
Ground leases (2)	65,778	1,380	2,760	2,760	58,878
Purchase commitments (3)	7,496	7,496	—	—	—
Corporate office lease	733	273	460	—	—
Total	$327,168	$23,039	$30,491	$214,760	$58,878
 ____________________

(1)	Amounts include interest expense.

(2)
The long-term ground leases on the Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table assumes base rent for all periods presented and does not include assumptions for CPI adjustments.

(3)
These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off Balance Sheet Arrangements – Joint Venture Indebtedness

We have a 49% equity interest in the Manhattan Collection joint venture, which owns six properties in New York City that have mortgage debt secured by these properties. We exercise significant influence over, but do not control, the joint venture and therefore account for our investment in the joint venture using the equity method of accounting. As of March 31, 2012, the aggregate debt of the joint venture was $572.6 million. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds. The joint venture mortgage debt matures in February 2013. We and our joint venture partner intend to refinance this debt at or prior to maturity. However there can be no assurance we will be able to re-finance the debt on attractive terms, if at all. In addition, in order to maintain our existing ownership interests, we may need to invest additional equity into the joint venture in connection with such refinancing.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our hotels will have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the third quarter.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. As of March 31, 2012, we had no derivative instruments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of March 31, 2012, we have no debt that is subject to variable interest rates.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Inapplicable.
Item 5. Other information.

On April 25, 2012, the Board of Trustees approved a form of Share Award Agreement (Performance Vesting), filed herewith as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference, pursuant to which each of the three executive officers of the Company may receive the performance-based equity incentive awards previously disclosed and as generally described in the Current Report on Form 8-K filed by the Company on February 14, 2012. On April 25, 2012, the Company entered into a Share Award Agreement (Performance Vesting) with each of Jon E. Bortz, Chairman, President and Chief Executive Officer, Raymond D. Martz, Executive Vice President, Chief Financial Officer, Treasurer and Secretary, and Thomas C. Fisher, Executive Vice President and Chief Investment Officer.

On April 25, 2012, the Board of Trustees approved an amended and restated form of LTIP Unit Vesting Agreement and an amended and restated form of Share Award Agreement, filed herewith as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference. The amendments do not change the economic terms of the agreements and merely conform their provisions relating to acceleration of vesting under certain terminations of employment to those of the Share Award Agreement (Performance Vesting). On that same date, the Company entered into an amended and restated LTIP Unit Vesting Agreement with each of Mr. Bortz, Mr. Martz and Mr. Fisher to amend and restate the

LTIP Unit Vesting Agreements Mr. Bortz and Mr. Martz entered into in December 2009 and Mr. Fisher entered into in March 2010. On that same date, the Company entered into three amended and restated Share Award Agreements with each of Mr. Bortz, Mr. Martz and Mr. Fisher, to amend and restate the Share Award Agreements each of them received in March 2010, February 2011 and February 2012.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Form of Share Award Agreement (Performance Vesting) for executive officers.

10.2*†	Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*†
Form of Share Award Agreement for executive officers (supersedes Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412) and Exhibits 10.1, 10.2, and 10.3 to the Registrant's Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.
†    Management agreement or compensatory plan or arrangement.

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

PEBBLEBROOK HOTEL TRUST

Date:	April 26, 2012	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*†	Form of Share Award Agreement (Performance Vesting) for executive officers.

10.2*†	Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*†
Form of Share Award Agreement for executive officers (supersedes Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412) and Exhibits 10.1, 10.2, and 10.3 to the Registrant's Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.
†    Management agreement or compensatory plan or arrangement.

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