Form 10-Q
period 2012-06-30
Pebblebrook Hotel Trust
filed 2012-08-02
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common shares of beneficial interest ($0.01 par value per share)	58,949,872

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,165,080	$1,127,484
Investment in joint venture	170,960	171,765
Ground lease asset, net	10,393	10,502
Cash and cash equivalents	163,898	65,684
Restricted cash	8,334	9,469
Hotel receivables (net of allowance for doubtful accounts of $59 and $71, respectively)	15,937	11,312
Deferred financing costs, net	3,734	3,487
Prepaid expenses and other assets	21,044	16,929
Total assets	$1,559,380	$1,416,632
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Mortgage debt	260,215	251,539
Accounts payable and accrued expenses	36,083	33,333
Advance deposits	5,999	4,380
Accrued interest	1,075	1,000
Distribution payable	10,832	10,032
Total liabilities	314,204	300,284
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $225,000 at June 30, 2012 and December 31, 2011), 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at June 30, 2012 and at December 31, 2011	90	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 57,431,641 issued and outstanding at June 30, 2012 and 50,769,024 issued and outstanding at December 31, 2011	574	508
Additional paid-in capital	1,286,022	1,142,905
Distributions in excess of retained earnings	(45,283)	(30,252)
Total shareholders’ equity	1,241,403	1,113,251
Non-controlling interests	3,773	3,097
Total equity	1,245,176	1,116,348
Total liabilities and equity	$1,559,380	$1,416,632
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues:
Room	$59,632	$45,601	$106,487	$71,160
Food and beverage	28,870	23,166	54,394	37,953
Other operating	5,665	4,343	10,760	6,662
Total revenues	94,167	73,110	171,641	115,775
Expenses:
Hotel operating expenses:
Room	14,983	11,866	28,476	19,507
Food and beverage	20,417	15,827	40,120	26,687
Other direct	2,955	1,922	5,706	3,083
Other indirect	23,792	19,860	45,938	32,936
Total hotel operating expenses	62,147	49,475	120,240	82,213
Depreciation and amortization	9,998	7,592	19,687	12,389
Real estate taxes, personal property taxes and property insurance	4,032	3,158	8,039	5,081
Ground rent	537	515	957	761
General and administrative	4,810	2,440	8,410	4,726
Hotel acquisition costs	588	1,715	826	3,441
Total operating expenses	82,112	64,895	158,159	108,611
Operating income (loss)	12,055	8,215	13,482	7,164
Interest income	23	293	29	766
Interest expense	(3,465)	(3,446)	(6,722)	(6,302)
Other	—	47	—	47
Equity in earnings (loss) of joint venture	3,080	—	(516)	—
Income (loss) before income taxes	11,693	5,109	6,273	1,675
Income tax (expense) benefit	(1,666)	(810)	917	(420)
Net income (loss)	10,027	4,299	7,190	1,255
Net income (loss) attributable to non-controlling interests	163	85	117	85
Net income (loss) attributable to the Company	9,864	4,214	7,073	1,170
Distributions to preferred shareholders	(4,457)	(2,461)	(8,913)	(3,008)
Net income (loss) attributable to common shareholders	$5,407	$1,753	$(1,840)	$(1,838)
Net income (loss) per share available to common shareholders, basic and diluted	$0.10	$0.03	$(0.04)	$(0.05)
Weighted-average number of common shares, basic	52,908,195	50,193,672	51,959,049	45,026,715
Weighted-average number of common shares, diluted	52,927,862	50,193,672	51,959,049	45,026,715
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$7,190	$1,255
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,687	12,389
Share-based compensation	1,801	1,289
Amortization of deferred financing costs	771	698
Amortization of ground lease	109	109
Equity in (earnings) loss from joint venture	516	—
Deferred income tax benefit	1,188	257
Other	129	(23)
Changes in assets and liabilities:
Restricted cash, net	(86)	44
Hotel receivables	(4,606)	(8,822)
Prepaid expenses and other assets	(1,735)	(3,510)
Accounts payable and accrued expenses	5,484	11,193
Advance deposits	1,619	502
Net cash provided by (used in) operating activities	32,067	15,381
Investing activities:
Acquisition of hotel properties	(29,757)	(467,135)
Improvements and additions to hotel properties	(29,703)	(17,092)
Distributions (contributions) from joint venture	289	—
Deposit on hotel properties	(4,000)	(10,000)
Purchase of corporate office equipment, computer software, and furniture	(8)	(94)
Restricted cash, net	1,221	(2,288)
Net cash used in investing activities	(61,958)	(496,609)
Financing activities:
Gross proceeds from issuance of common shares	147,631	235,980
Gross proceeds from issuance of preferred shares	—	125,000
Payment of offering costs — common and preferred shares	(5,339)	(14,215)
Payment of deferred financing costs	(1,018)	(2,022)
Contributions from non-controlling interest	—	95
Borrowings under senior credit facility	95,000	—
Repayments under senior credit facility	(95,000)	—
Proceeds from mortgage debt	143,000	67,000
Repayments of mortgage debt	(134,324)	(456)
Repurchase of common shares	(319)	(140)
Distributions — common shares/units	(12,613)	(9,807)
Distributions — preferred shares	(8,913)	(930)
Net cash (used in) provided by financing activities	128,105	400,505
Net change in cash and cash equivalents	98,214	(80,723)
Cash and cash equivalents, beginning of year	65,684	220,722
Cash and cash equivalents, end of period	$163,898	$139,999
The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust on October 2, 2009, to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of June 30, 2012, the Company owned interests in 21 hotels, including 15 wholly owned hotels with a total of 3,920 guest rooms, and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2012, the Company owned 98.4% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.6% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, its Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
The Company’s comprehensive income (loss) equals its net income (loss) available to common shareholders and the Company had no items classified as accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011.
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
The Company will classify a hotel as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss and will cease recording depreciation expense. The Company will classify the loss, together with the related operating results, as discontinued operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders as adjusted for dilutive securities, by the weighted-average number of common shares outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.
Note 3. Acquisition of Hotel Properties
On April 4, 2012, the Company acquired the 108-room Hotel Milano for $29.8 million. The Company selected Viceroy Hotel Group as manager for the hotel.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands):

Land	$7,294
Building and improvements	22,166
Furniture, fixtures, and equipment	290
Net working capital	7
Net assets acquired	$29,757
The following unaudited pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2012 and 2011 as if the hotels and the interest in the joint venture acquired in 2012 and 2011 were acquired on January 1, 2010 and 2011. The following hotels' proforma results are included in the proforma table below: Argonaut Hotel, Westin Gaslamp Quarter, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami, W Boston, and Hotel Milano. The pro forma results below excluded acquisition costs of $0.5 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, and $0.8 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 or the future results of operations (in thousands, except per-share data).

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Total revenues	$94,167	$85,734	$172,402	$159,689
Operating income (loss)	12,559	10,707	13,963	11,958
Net income (loss) attributable to common shareholders	5,911	4,737	(1,394)	(1,288)
Net income (loss) per share available to common shareholders — basic and diluted	$0.11	$0.09	$(0.03)	$(0.03)
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$197,491	$190,197
Buildings and improvements	925,916	887,217
Furniture, fixtures and equipment	91,834	86,138
Construction in progress	5,135	—
Investment in hotel properties	$1,220,376	$1,163,552
Less: Accumulated depreciation	(55,296)	(36,068)
Investment in hotel properties, net	$1,165,080	$1,127,484
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The Company accounts for this investment using the equity method. As of June 30, 2012, the joint venture reported approximately $538.7 million in total assets. The joint venture's total liabilities and members' deficit include approximately $566.9 million in existing first mortgage and mezzanine debt, which matures in February of 2013 and bears interest at variable rates, and approximately $76.6 million of preferred capital which may be distributed to the Company's joint venture partner after the later of October 29, 2013 or the date on which the joint venture refinances, modifies, or extends its debt. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and six months ended June 30, 2012 are presented below (in thousands):

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Revenues	$46,230	$78,430
Total expenses	39,004	77,600
Net income (loss)	$7,226	$830
Company’s 49% interest of net income (loss)	3,541	407
Basis adjustment	(461)	(923)

Equity in earnings (loss) in joint venture	$3,080	$(516)
Note 6. Debt
Senior Unsecured Revolving Credit Facility

The Company is party to a $200.0 million senior unsecured revolving credit facility. The credit facility matures on June 3, 2014, and the Company has a one-year extension option. The Company has the ability to increase the credit facility borrowings up to $400.0 million with lender approval. Borrowings on the credit facility bear interest at LIBOR plus 2.5% to 3.5%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.35% or 0.50% of the unused portion of the senior credit facility, depending on the amount of borrowings outstanding. The credit facility contains certain financial covenants including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. As of June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the credit facility. As of June 30, 2012, the Company was in compliance with the credit facility debt covenants. For the three and six months ended June 30, 2012, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively. For the three and six months ended June 30, 2011, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
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
On February 1, 2012, the Company repaid the $56.1 million first mortgage loan on the Sofitel Philadelphia hotel. On May 18, 2012, the Company obtained a $50.0 million first-mortgage loan on the Sofitel Philadelphia hotel. The loan has a term of five years, bears interest at 3.90% and requires monthly principal and interest payments of $0.3 million.
Mortgage debt as of June 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
InterContinental Buckhead	4.88%	January 2016	$51,418	$51,805
Skamania Lodge	5.44%	February 2016	30,461	30,664
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,840	36,000
Monaco Washington DC	4.36%	February 2017	45,750	35,000
Argonaut Hotel	4.25%	March 2017	46,746	42,000
Sofitel Philadelphia	3.90%	June 2017	50,000	56,070
			$260,215	$251,539

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s debt as of June 30, 2012 and December 31, 2011 was $258.8 million and $251.2 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2012.
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
For the six months ended June 30, 2012, the Company issued 1,444,527 common shares at an average price of $23.03 per share under its at the market offering ("ATM") program and raised $32.8 million, net of commissions. As of June 30, 2012, $91.7 million of common shares remained available for issuance under the ATM program.
On June 19, 2012, the Company issued 5,175,000 common shares at a price of $22.10 per share and raised $109.8 million, net of the underwriting discount.
Common Dividends
The Company paid or will pay the following dividends on common shares/units for the six months ended June 30, 2012:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.12	March 31, 2012	March 30, 2012	April 16, 2012
$0.12	June 30, 2012	June 29, 2012	July 16, 2012
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of June 30, 2012 and December 31, 2011, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") and 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") outstanding.
The Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares or Series B Preferred Shares prior to March 11, 2016 and September 21, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares of beneficial interest and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days after the change of control occurred by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares and the share cap on each Series B Preferred Share is 3.4483 common shares.
Preferred Dividends
The Company paid or will pay the following dividends on preferred shares for the six months ended June 30, 2012:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2012	March 30, 2012	April 16, 2012
7.875% Series A	$0.49	June 30, 2012	June 29, 2012	July 16, 2012
8.00% Series B	$0.50	March 31, 2012	March 30, 2012	April 16, 2012
8.00% Series B	$0.50	June 30, 2012	June 29, 2012	July 16, 2012

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
As of June 30, 2012 and December 31, 2011, the Operating Partnership had 929,099 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of June 30, 2012, 371,640 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be redeemed for an equal number of common shares in the Company. As of June 30, 2012, no LTIP units have been converted to common shares.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan to attract and retain independent trustees, executive officers and other key employees and service providers. The plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under this plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2012, there were 44,888 common shares available for issuance under the 2009 Equity Incentive Plan.
Service Condition Share Awards
The following table provides a summary of restricted share activity as of June 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	128,664	$21.59
Granted	52,545	$23.15
Vested	(48,324)	$21.55
Forfeited	—	$—
Unvested at June 30, 2012	132,885	$22.22
The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and six months ended June 30, 2012, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2011, the Company recognized approximately $0.3 million and $0.5 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of June 30, 2012, there was $2.4 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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
The performance measurements include share price and operating metrics which consist of (1) the Company's total shareholder return relative to the total shareholder return of seven companies in a designated peer group ("Relative TSR"); (2) the Company's total shareholder return to established total shareholder return thresholds ("Absolute TSR"); and (3) the change in the gap between the Company's hotel-level earnings before interest, taxes, depreciation and amortization ("Hotel EBITDA") margin compared to that of a peer company. Dividends accumulate over the vesting period and are paid to the grantee once the number of vested shares is determined.

The Relative TSR and Absolute TSR measurements each represent 30 percent of the award and the Hotel EBITDA margin measurement represents 40 percent of the award. The Relative and Absolute TSR measurements are market conditions and the Hotel EBITDA measurement is a performance condition as market and performance conditions are defined in ASC Topic 718.
On February 8, 2012, the Board of Trustees approved a grant of up to a maximum 120,016 performance-based equity awards to certain officers of the Company (“officer awards”) and approved a target award of 12,102 performance-based equity awards to employees of the Company (“employee awards”). The fair values of the market conditions were determined using a Monte Carlo simulation method performed by a third-party valuation firm. The assumptions for determining the fair value of the Relative TSR and Absolute TSR components included: risk-free interest rate of 0.34%, dividend yield of 2.2%, and expected volatility of 33%. The simulations also considered the actual TSR performance of the Company's shares and the share performance of the peer group. The total grant date fair value per share of the market conditions for the officer awards and employee awards was $8.62 and $17.23, respectively. The grant date fair value of the performance condition was determined based on the closing share price on the date of grant times the target number of shares for this component of the award. The grant date fair value per share of the performance condition for both the officer awards and employee awards was $23.15. Compensation expense on the Hotel EBITDA component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.
The Company recognizes compensation expense on a straight-line basis through December 31, 2014, the vesting date. The grant date fair value of the officer and employee awards, based upon the estimated number of shares (the target awards) that are expected to vest, was $1.9 million. As of June 30, 2012, there was approximately $1.6 million of unrecognized compensation expense related to these awards which will be recognized over 2.5 years. For the three and six months ended June 30, 2012, the Company recognized $0.2 million and $0.3 million, respectively, in expense related to these awards.
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
Upon completion of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code, and all the LTIP units achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. These LTIP units are allocated their pro-rata share of the Company’s net income (loss).
As of June 30, 2012, the Company had 929,099 LTIP units outstanding, all of which have reached parity with common units. All of the LTIP units were held by officers of the Company as of June 30, 2012. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of June 30, 2012, 371,640 LTIP units have vested.
The Company recognized $0.4 million and $0.8 million in share-based compensation expense related to the LTIP units for the three and six months ended June 30, 2012, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $3.9 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL’s income tax benefit for the six months ended June 30, 2012 using an estimated combined federal and state statutory tax rate of 41.0%. As of June 30, 2012, PHL had deferred tax assets of $1.3 million, primarily due to current period tax net operating losses. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, therefore, no valuation allowance has been recorded.
Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$5,407	$1,753	$(1,840)	$(1,838)
Less: dividends paid on unvested share-based compensation	(83)	(127)	(166)	(254)
Undistributed earnings attributable to share-based compensation	—	—	—	—
Net income (loss) available to common shareholders	$5,324	$1,626	$(2,006)	$(2,092)
Denominator:
Weighted-average number of common shares — basic	52,908,195	50,193,672	51,959,049	45,026,715
Effect of dilutive share-based compensation	19,667	—	—	—
Weighted-average number of common shares — diluted	52,927,862	50,193,672	51,959,049	45,026,715

Net income (loss) per share available to common shareholders — basic	$0.10	$0.03	$(0.04)	$(0.05)
Net income (loss) per share available to common shareholders — diluted	$0.10	$0.03	$(0.04)	$(0.05)
For the six months ended June 30, 2012, an aggregate of 204,995 unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, 132,829 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The initial terms of these management agreements range from five years to 20 years, not including renewals, and five years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $2.7 million and $4.8 million for the three and six months ended June 30, 2012, respectively, and $2.1 million and $3.3 million for the three and six months ended June 30, 2011, respectively.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2012 and December 31, 2011, the Company had $8.3 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
Ground Leases
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
The Argonaut Hotel is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $1.2 million or a percentage of rooms revenues, food and beverage revenues and other department revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.
Litigation
The nature of the operations of hotels exposes the Company's hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company may obtain insurance to cover certain potential material losses. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2012	2011
	(in thousands)
Interest paid	$5,876	$5,086
Income taxes paid	$889	$151
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$7,019	$6,219
Distributions payable on preferred shares	$3,813	$2,078
Issuance of common shares for board of trustees compensation	$199	$183
Mortgage loan assumed in connection with acquisition	$—	$42,000
Accrued additions and improvements to hotel properties	$1,042	$—
Note 13. Subsequent Events

On July 9, 2012, the Company acquired the 125-room Hotel Vintage Park Seattle located in Seattle, Washington and the 117-room Hotel Vintage Plaza Portland located in Portland, Oregon for $63.0 million in a single transaction. Both of these properties will continue to be managed by Kimpton Hotels and Restaurants. The Company has not completed its purchase price allocations for these acquisitions and is unable to estimate at this time the proforma effects of these acquisitions.

On July 10, 2012, the Company's shareholders approved the amended and restated 2009 Equity Incentive Plan (the "Plan") to increase the number of shares available to be issued under the Plan from 1.3 million shares to 2.4 million shares and extend the term of the Plan from December 6, 2019 to February 8, 2022.

On July 13, 2012, the Company amended its senior unsecured revolving credit facility. The amended credit facility's borrowing capacity is increased to $300.0 million, of which $200.0 million is a revolving facility and $100.0 million is an unsecured term loan. The revolving facility is a four year loan which matures in July 2016 with an option to extend to July 2017 and the Company has the ability to increase the credit facility borrowings up to $600.0 million with lender approval. The term loan has a 30-day delayed draw feature, which, if drawn, will have a five-year term maturing in July 2017. Borrowings on the credit facility will bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company's leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% to 0.35% of the unused portion of the credit facility. The Company expects to draw down on the term loan on August 13, 2012. The Company entered into a swap agreement to fix the interest rate of the term loan at 2.4% based on the Company's current leverage ratio.

In July 2012, the Company issued 1,253,228 common shares at an average price of $23.02 per share under its ATM program and raised $28.4 million, net of commissions. As of July 24, 2012, $62.9 million of common shares remained available for issuance under the ATM program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a REIT under the Code. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (the "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms "the Company," "we" or "our" to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," “should,” “potential,” “could,” “predict,” “continue,” “seek,” “assume,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “forecast” or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including our acquisition and development strategies, industry trends, estimated revenues and expenses, ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of June 30, 2012, the Company owned interests in 21 hotels, including 15 wholly owned hotels, with a total of 3,920 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.
During the six months ended June 30, 2012, we refinanced the loans secured by the Monaco Washington DC, the Argonaut Hotel and the Sofitel Philadelphia, receiving net proceeds of $10.0 million. We also raised approximately $142.3 million of net proceeds from the issuance of 6.6 million common shares.
Year to date, we have acquired three hotel properties, the 108-room Hotel Milano located in San Francisco, California for $29.8 million and the 125-room Hotel Vintage Park Seattle located in Seattle, Washington and the 117-room Hotel Vintage Plaza Portland in a single transaction for $63.0 million. We plan to invest between $11.0 million and $12.0 million over the next 12 months in a complete renovation and repositioning of the Hotel Milano, including all guestrooms, public areas and the restaurant.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $25.0 million to $35.0 million for the remainder of 2012 on renovation and repositioning projects and other capital improvements.
The U.S. lodging industry has continued to exhibit positive fundamentals during the first six months of 2012. While there continue to be concerns about a slow-moving national economy and the increased global volatility and risk related to the European debt crisis, corporate profits and employment have continued to improve in the United States though at a slower pace than in 2011.
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
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and nonfinancial metrics such as room revenue per available room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); funds from operations ("FFO"); and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Matters" for further discussion of FFO and EBITDA.
Hotel Operating Statistics
The following table represents the pro-forma key hotel operating statistics for our hotels for the three and six months ended June 30, 2012 and 2011. This is for informational purposes only and includes the operating statistics of our hotels for periods prior to our ownership and reflects our 49% interest in the Manhattan Collection joint venture properties.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total Portfolio
Pro forma Occupancy	84.9%	79.2%	79.5%	74.6%
Pro forma ADR	$219.57	$208.32	$206.67	$198.63
Pro forma RevPAR	$186.32	$165.06	$164.33	$148.23
Results of Operations
Results of operations for the three and six months ended June 30, 2012 include the operating activities of the 15 hotels we have owned since their respective dates of acquisition. We owned 14 hotel properties at June 30, 2011, of which six were acquired during 2011. The Company's results of operations are not directly comparable to corresponding periods in the prior year due to hotel acquisitions during these periods. In order to provide information on a comparable basis, we provide below the results that reflect changes resulting from hotel acquisitions as well as changes for properties owned throughout both of the periods being compared.
Comparison of three and six months ended June 30, 2012 to three and six months ended June 30, 2011

Revenues — Total hotel revenues for the three and six months ended June 30, 2012 increased by $21.1 million and $55.9 million, respectively, from 2011. For the three months ended June 30, 2012, the nine hotels we owned throughout both periods contributed to $6.1 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2011. The increase in occupancy occurred across all of the hotels but was notable at four of the hotels that had renovation activity in 2011. The increase in ADR was primarily at our San Francisco and Santa Monica hotels. The remaining $15.0 million of the increase in revenue for the three months ended June 30, 2012 was generated from the hotels which were not owned throughout both periods. For the six months ended June 30, 2012, the eight hotels we owned throughout both periods contributed to $8.6 million of the increase, which was a result of the increase in occupancy primarily at four of the hotels that had renovation activity in 2011 as well as a significant increase in ADR and RevPAR at the Sir Francis Drake in San Francisco. The remaining $47.3 million of the increase was generated from the hotels that were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses for the three and six months ended June 30, 2012 increased by $12.7 million and $38.0 million, respectively, from 2011. For the three months ended June 30, 2012, the nine hotels we owned throughout both periods contributed to $1.7 million of the increase, with the remaining $11.0 million of the increase generated from the hotels which were not owned throughout both periods. For the six months ended June 30, 2012, the eight hotels we owned throughout both periods contributed to $2.9 million of the increase, with the remaining $35.1 million of the increase generated from the hotels which were not owned throughout both periods.
Depreciation and amortization — Depreciation and amortization expense for the three and six months ended June 30, 2012 increased by approximately $2.4 million and $7.3 million, respectively, primarily due to the additional depreciation for the hotels owned in the 2012 periods.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance for the three and six months ended June 30, 2012 increased by approximately $0.9 million and $3.0 million, respectively, primarily due to the additional hotels owned during the 2012 periods.
Ground rent — Ground rent expense for the three and six months ended June 30, 2012 increased by approximately $22 thousand and $0.2 million, respectively, due to the acquisition of Argonaut Hotel in February 2011. The Argonaut Hotel is subject to a long-term ground lease agreement.
Corporate general and administrative — Corporate general and administrative expenses for the three and six months ended June 30, 2012 increased by approximately $2.4 million and $3.7 million, respectively, primarily as a result of the $1.1 million management contract termination expense associated with the DoubleTree by Hilton Bethesda-Washington DC hotel and increased legal fees, state and local franchise taxes, staffing and other costs related to growth in our portfolio. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs for the three and six months ended June 30, 2012 decreased by approximately $1.1 million and $2.6 million, respectively, primarily due to fewer acquisition opportunities to date in 2012 compared with 2011. Hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income for the three and six months ended June 30, 2012 decreased by approximately $0.3 million and $0.7 million, respectively, as a result of cash being used to acquire hotel properties resulting in a lower average cash balance as well as a decrease in the interest rate on cash deposits.
Interest expense — There were minimal increases in interest expense during the three and six months ended June 30, 2012.
Equity in earnings (losses) of joint venture — We purchased an equity interest in a joint venture in July 2011 and recognized income (loss) for our portion of the joint venture's income(loss) beginning on the acquisition date in July 2011 and therefore, there were no earnings or losses from the joint venture for the three and six months ended June 30, 2011.
Income tax (expense) benefit — Income tax (expense) benefit increased by approximately $0.9 million and $1.3 million, respectively, as a result of an increase in the net loss of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal increases to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $2.0 million and $5.9 million, respectively, from 2011 because we declared or paid dividends for both the Series A Preferred Shares and the Series B Preferred Shares in 2012 whereas only the Series A Preferred Shares were issued and outstanding as of June 30, 2011.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets, the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$10,027	$4,299	$7,190	$1,255
Adjustments:
Depreciation and amortization	9,959	7,560	19,610	12,327
Depreciation and amortization from joint venture	2,437	—	4,864	—
FFO	$22,423	$11,859	$31,664	$13,582
Distribution to preferred shareholders	$(4,457)	$(2,461)	$(8,913)	$(3,008)
FFO available to common share and unit holders	$17,966	$9,398	$22,751	$10,574

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$10,027	$4,299	$7,190	$1,255
Adjustments:
Interest expense	3,465	3,446	6,722	6,302
Interest expense from joint venture	3,198	—	6,511	—
Income tax expense (benefit)	1,666	810	(917)	420
Depreciation and amortization	9,998	7,592	19,687	12,389
Depreciation and amortization from joint venture	2,437	—	4,864	—
EBITDA	$30,791	$16,147	$44,057	$20,366
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
Issuance of Common Shares
As previously disclosed, on May 3, 2011 we and our operating partnership entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Raymond James & Associates, Inc., Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the “Sales Agents”), pursuant to which we may sell common shares having an aggregate offering price of up to $125,000,000, from time to time through any of the Sales Agents, acting as sales agents and/or principals (the “ATM Offering Program”). Pursuant to the Equity Distribution Agreements, the shares may be offered and sold through the Sales Agents in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange or, subject to the terms of a written notice from us, in privately negotiated transactions.

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

To date, we have sold 2,697,755 shares under our ATM program at an average price of $23.02 per share and raised $61.2 million, net of commissions.

On June 19, 2012, we also issued in a public offering 5,175,000 common shares at a price of $22.10 per share and raised $109.8 million, net of the underwriting discount.

We used the net proceeds of these issuances to repay debt outstanding on our senior unsecured revolving credit facility, to repay mortgage debt, to acquire hotel properties, and for general corporate purposes.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.

Cash provided by Operations. Our cash provided by operating activities was $32.1 million for the six months ended June 30, 2012. Our cash from operations includes the operating activities of the 15 wholly owned hotels. Our cash provided by operating activities for the six months ended June 30, 2011 was $15.4 million and relates principally to the 14 hotels we owned at June 30, 2011.
Cash used in Investing Activities. Our cash used in investing activities was $62.0 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we purchased one hotel for $29.8 million, invested $29.7 million in improvements to our hotel properties, placed a deposit of $4.0 million on two properties under contract for purchase, and had a decrease in restricted cash of $1.2 million. During the six months ended June 30, 2011, we used $496.6 million of cash, of which we used $467.1 million to acquire six properties, we invested $17.1 million in improvements to hotel properties, placed a deposit of $10.0 million on the joint venture investment, and had an increase in restricted cash of $2.3 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $128.1 million for the six months ended June 30, 2012. We received net proceeds of $142.3 million from the issuance of 6.6 million common shares. We also received $143.0 million in proceeds from mortgage debt refinancings, repaid $134.3 million of mortgage debt, borrowed and repaid $95.0 million under our senior unsecured revolving credit facility, and paid $21.5 million in dividends. For the six months ended June 30, 2011, cash flows provided by financing activities were $400.5 million, which consisted of $236.0 million of proceeds received from our issuance and sale of 10.9 million common shares and $125.0 million of proceeds received from our issuance of Series A Preferred Shares which were offset by $14.2 million in underwriting discounts and offering-related costs, and $67.0 million of proceeds received from the mortgage debt placed on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC hotels. We also paid $10.7 million in dividends during the period.
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
For the six months ended June 30, 2012, we invested $29.7 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $25.0 million to $35.0 million in capital investments through the remainder of 2012. We plan to invest between $11.0 million and $12.0 million over the next 12 months in a complete renovation and repositioning of the Hotel Milano, including all guestrooms, public areas and the restaurant. For the six months ended June 30, 2012, we spent approximately $0.4 million on Hotel Milano. We expect to complete the Hotel Milano renovation in the first quarter of 2013.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$309,195	$16,769	$33,539	$258,887	$—
Ground leases (2)	65,433	1,380	2,760	2,760	58,533
Purchase commitments (3)	3,596	3,596	—	—	—
Corporate office lease	667	277	390	—	—
Total	$378,891	$22,022	$36,689	$261,647	$58,533
 ____________________

(1)	Amounts include interest expense.

(2)
The long-term ground leases on the Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table reflects only base rent for all periods presented and does not include assumptions for CPI adjustments.

(3)
These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

We have a 49% equity interest in the Manhattan Collection joint venture, which owns six properties in New York City that have mortgage debt secured by these properties. We exercise significant influence over, but do not control, the joint venture and therefore account for our investment in the joint venture using the equity method of accounting. As of June 30, 2012, the aggregate debt of the joint venture was $566.9 million which bears interest at a variable rate. The joint venture was in compliance with all debt covenants as of June 30, 2012. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds. The joint venture mortgage debt matures in February 2013. We and our joint venture partner intend to refinance this debt at or prior to maturity. However there can be no assurance we will be able to refinance the debt on attractive terms, if at all. In addition, in order to maintain our existing ownership interests, we may need to invest additional equity into the joint venture in connection with such refinancing.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. As of June 30, 2012, we had no derivative instruments.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. As of June 30, 2012, we have no debt outstanding that is subject to variable interest rates. The $566.9 million of mortgage indebtedness on the six hotels in the Manhattan Collection joint venture, in which we own a 49% interest, bears interest at a variable rate.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Inapplicable.
Item 5. Other information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

10.1*†	Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.
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

PEBBLEBROOK HOTEL TRUST

Date:	August 2, 2012	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*†	Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL	Instance Document (1)

101.SCH XBRL	Taxonomy Extension Schema Document (1)

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)

101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.
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