Form 10-Q
period 2012-09-30
Pebblebrook Hotel Trust
filed 2012-10-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2012
Common shares of beneficial interest ($0.01 par value per share)	60,771,204

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,348,499	$1,127,484
Investment in joint venture	173,112	171,765
Ground lease asset, net	10,338	10,502
Cash and cash equivalents	147,475	65,684
Restricted cash	10,693	9,469
Hotel receivables (net of allowance for doubtful accounts of $73 and $71, respectively)	18,827	11,312
Deferred financing costs, net	5,402	3,487
Prepaid expenses and other assets	18,619	16,929
Total assets	$1,732,965	$1,416,632
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	—
Mortgage debt	259,071	251,539
Accounts payable and accrued expenses	40,986	33,333
Advance deposits	5,379	4,380
Accrued interest	1,104	1,000
Distribution payable	11,209	10,032
Total liabilities	417,749	300,284
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $225,000 at September 30, 2012 and December 31, 2011), 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at September 30, 2012 and at December 31, 2011	90	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 60,356,201 issued and outstanding at September 30, 2012 and 50,769,024 issued and outstanding at December 31, 2011	604	508
Additional paid-in capital	1,355,774	1,142,905
Accumulated other comprehensive income (loss)	(389)	—
Distributions in excess of retained earnings	(45,106)	(30,252)
Total shareholders’ equity	1,310,973	1,113,251
Non-controlling interests	4,243	3,097
Total equity	1,315,216	1,116,348
Total liabilities and equity	$1,732,965	$1,416,632
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Room	$68,596	$56,437	$175,083	$127,597
Food and beverage	29,236	25,627	83,630	63,580
Other operating	6,473	5,739	17,233	12,401
Total revenues	104,305	87,803	275,946	203,578
Expenses:
Hotel operating expenses:
Room	17,045	14,477	45,521	33,984
Food and beverage	21,716	18,736	61,836	45,423
Other direct	3,229	2,747	8,935	5,830
Other indirect	26,061	23,651	71,999	56,587
Total hotel operating expenses	68,051	59,611	188,291	141,824
Depreciation and amortization	11,055	9,037	30,742	21,426
Real estate taxes, personal property taxes and property insurance	4,571	3,860	12,610	8,941
Ground rent	651	589	1,608	1,350
General and administrative	3,886	3,527	12,296	8,253
Hotel acquisition costs	514	3,903	1,340	7,344
Total operating expenses	88,728	80,527	246,887	189,138
Operating income (loss)	15,577	7,276	29,059	14,440
Interest income	82	49	111	815
Interest expense	(3,949)	(3,775)	(10,671)	(10,077)
Other	—	38	—	85
Equity in earnings (loss) of joint venture	2,152	2,169	1,636	2,169
Income (loss) before income taxes	13,862	5,757	20,135	7,432
Income tax (expense) benefit	(1,757)	81	(840)	(339)
Net income (loss)	12,105	5,838	19,295	7,093
Net income (loss) attributable to non-controlling interests	187	114	304	199
Net income (loss) attributable to the Company	11,918	5,724	18,991	6,894
Distributions to preferred shareholders	(4,456)	(2,899)	(13,369)	(5,907)
Net income (loss) attributable to common shareholders	$7,462	$2,825	$5,622	$987
Net income (loss) per share available to common shareholders, basic and diluted	$0.13	$0.05	$0.10	$0.01
Weighted-average number of common shares, basic	58,714,055	50,771,355	54,227,155	46,962,639
Weighted-average number of common shares, diluted	58,760,334	50,771,355	54,314,469	46,962,639

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Comprehensive Income:
Net income (loss)	$12,105	$5,838	$19,295	$7,093
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(389)	—	(389)	—
Comprehensive income (loss)	11,716	5,838	18,906	7,093
Comprehensive income (loss) attributable to non-controlling interests	181	114	298	199
Comprehensive income (loss) attributable to the Company	$11,535	$5,724	$18,608	$6,894
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	—	$—	39,814,760	$398	$698,100	$—	$(11,586)	$686,912	$1,540	$688,452
Issuance of shares, net of offering costs	9,000,000	90	10,925,000	110	443,823	—	—	444,023	—	444,023
Issuance of common shares for Board of Trustee compensation	—	—	8,886	—	182	—	—	182	—	182
Repurchase of common shares	—	—	(6,496)	—	(140)	—	—	(140)	—	(140)
Share-based compensation	—	—	22,709	—	787	—	—	787	1,185	1,972
Distributions on common shares/units	—	—	—	—	—	—	(17,004)	(17,004)	(334)	(17,338)
Distributions on preferred shares	—	—	—	—	—	—	(5,907)	(5,907)	(7)	(5,914)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	95	95
Net income (loss)	—	—	—	—	—	—	6,894	6,894	199	7,093
Balance at September 30, 2011	9,000,000	$90	50,764,859	$508	$1,142,752	$—	$(27,603)	$1,115,747	$2,678	$1,118,425

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	9,544,087	95	211,425	—	—	211,520	—	211,520
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,595)	—	(319)	—	—	(319)	—	(319)
Share-based compensation	—	—	48,324	1	1,564	—	—	1,565	1,185	2,750
Distributions on common shares/units	—	—	—	—	—	—	(20,476)	(20,476)	(334)	(20,810)
Distributions on preferred shares	—	—	—	—	—	—	(13,369)	(13,369)	(9)	(13,378)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(389)	—	(389)	—	(389)
Net income (loss)	—	—	—	—	—	—	18,991	18,991	304	19,295
Balance at September 30, 2012	9,000,000	$90	60,356,201	$604	$1,355,774	$(389)	$(45,106)	$1,310,973	$4,243	$1,315,216

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$19,295	$7,093
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,742	21,426
Share-based compensation	2,750	1,972
Amortization of deferred financing costs	1,128	1,135
Amortization of ground lease	164	164
Equity in (earnings) loss from joint venture	(1,636)	(2,169)
Other	218	142
Changes in assets and liabilities:
Restricted cash, net	(174)	(686)
Hotel receivables	(6,944)	(10,024)
Prepaid expenses and other assets	1,456	(5,024)
Accounts payable and accrued expenses	9,146	13,359
Advance deposits	999	1,035
Net cash provided by (used in) operating activities	57,144	28,423
Investing activities:
Acquisition of hotel properties	(217,371)	(467,135)
Improvements and additions to hotel properties	(40,484)	(26,348)
Distributions (contributions) from joint venture	289	(165,434)
Deposit on hotel properties	(3,000)	—
Purchase of corporate office equipment, computer software, and furniture	(25)	(145)
Restricted cash, net	2,550	(3,559)
Net cash provided by (used in) investing activities	(258,041)	(662,621)
Financing activities:
Gross proceeds from issuance of common shares	218,054	235,980
Gross proceeds from issuance of preferred shares	—	225,150
Payment of offering costs — common and preferred shares	(6,534)	(17,108)
Payment of deferred financing costs	(3,043)	(2,031)
Contributions from non-controlling interest	—	95
Borrowings under senior credit facility	95,000	42,000
Repayments under senior credit facility	(95,000)	(42,000)
Proceeds from term loan	100,000	—
Proceeds from mortgage debt	143,000	67,000
Repayments of mortgage debt	(135,468)	(736)
Repurchase of common shares	(319)	(140)
Distributions — common shares/units	(19,633)	(16,025)
Distributions — preferred shares	(13,369)	(3,391)
Net cash provided by (used in) financing activities	282,688	488,794
Net change in cash and cash equivalents	81,791	(145,404)
Cash and cash equivalents, beginning of year	65,684	220,722
Cash and cash equivalents, end of period	$147,475	$75,318
The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of September 30, 2012, the Company owned interests in 24 hotels, including 18 wholly owned hotels with a total of 4,419 guest rooms, and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2012, the Company owned 98.5% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.5% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
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
On July 9, 2012, the Company acquired in a single transaction, the 125-room Hotel Vintage Park Seattle located in Seattle, Washington and the 117-room Hotel Vintage Plaza Portland located in Portland, Oregon for $63.0 million. Both of these hotels will continue to be managed by Kimpton Hotels and Restaurants.
On August 23, 2012, the Company acquired the 258-room W Los Angeles - Westwood hotel located in Los Angeles, California for $125.0 million. At the time of the acquisition, the hotel had certain capital improvement plans which the seller agreed to fund, therefore, at closing the seller contributed $3.6 million into an escrow account which will be used to fund these capital improvements as they are completed by the Company. The Company retained Starwood Hotels and Resorts to manage the hotel.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands). The allocation of fair value for the W Los Angeles - Westwood hotel is preliminary and is subject to change upon management's final determination of fair values for the acquired assets and liabilities.

	Hotel Milano	Hotel Vintage Park Seattle	Hotel Vintage Plaza Portland	W Los Angeles - Westwood	Total
Land	$7,294	$8,170	$6,222	$22,500	$44,186
Building and improvements	22,166	23,557	23,012	95,107	163,842
Furniture, fixtures, and equipment	290	706	1,093	3,600	5,689
Construction in progress	—	—	—	3,600	3,600
Net working capital	7	118	123	(194)	54
Net assets acquired	$29,757	$32,551	$30,450	$124,613	$217,371
The following unaudited pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2012 and 2011 as if the hotels and the interest in the joint venture acquired in 2012 and 2011 were acquired on January 1, 2011 and 2010, respectively. The following hotels' pro forma results are included in the pro forma table below: Argonaut Hotel, Westin Gaslamp Quarter, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami, W Boston, Hotel Milano, Hotel Vintage Park Seattle, Hotel Vintage Plaza Portland, and W Los Angeles - Westwood. The pro forma results below excluded acquisition costs of $0.5 million and $3.9 million for the three months ended September 30, 2012 and 2011, respectively, and $1.0 million and $7.3 million for the nine months ended September 30, 2012 and 2011, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2010 and 2011 or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Total revenues	$109,122	$102,794	$306,849	$286,872
Operating income (loss)	16,453	13,217	32,391	26,725
Net income (loss) attributable to common shareholders	8,299	9,970	8,596	10,038
Net income (loss) per share available to common shareholders — basic and diluted	$0.15	$0.18	$0.15	$0.18
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$234,383	$190,197
Buildings and improvements	1,073,527	887,217
Furniture, fixtures and equipment	100,961	86,138
Construction in progress	5,747	—
Investment in hotel properties	$1,414,618	$1,163,552
Less: Accumulated depreciation	(66,119)	(36,068)
Investment in hotel properties, net	$1,348,499	$1,127,484
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The transaction valued the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method. As of September 30, 2012, the joint venture reported approximately $540.9 million in total assets. The joint venture's total liabilities and members' deficit include approximately $560.8 million in existing first mortgage and mezzanine debt, which matures in February 2013 and bears interest at variable rates, and approximately $76.6 million of preferred capital which may be distributed to the Company's joint venture partner after the later of October 29, 2013 or the date on which the joint venture refinances, modifies, or extends its debt. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
At the time of the Company’s investment, the estimated fair value of the hotel properties owned by the Manhattan Collection joint venture exceeded the carrying value. This basis difference between the Company’s investment in the joint venture and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimated life of the underlying assets and recognized as a component of equity in earnings (loss) of joint venture (referred to as the basis adjustment in the table below).
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and nine months ended September 30, 2012 and 2011 are presented below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues	$43,843	$31,206	$122,273	$31,206
Total expenses	38,262	26,497	115,862	26,497
Net income (loss)	$5,581	$4,709	$6,411	$4,709
Company’s 49% interest of net income (loss)	2,734	2,307	3,141	2,307
Basis adjustment	(582)	(138)	(1,505)	(138)
Equity in earnings (loss) in joint venture	$2,152	$2,169	$1,636	$2,169
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On July 13, 2012, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan to increase the aggregate borrowing capacity to $300.0 million. The credit agreement provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the revolving credit facility. As of September 30, 2012, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2012, the Company incurred unused commitment fees of $0.2 million and $0.7 million, respectively. For the three and nine months ended September 30, 2011, the Company incurred unused commitment fees of $0.2 million and $0.6 million, respectively.
Term Loan
On August 13, 2012, the Company drew the entire $100.0 million unsecured term loan provided for under its amended senior credit agreement. The five-year term loan matures in July 2017 and bears interest at a variable rate, but was swapped to an effective fixed interest rate for the full five-year term (see “Derivative and Hedging Activities” below).
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense. Effective August 13, 2012, the Company entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% at the Company's current leverage ratio (as defined in the agreement). The Company has designated its pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges.
The Company records all derivative instruments at fair value in the consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (LIBOR forward curves) and volatilities (level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of September 30, 2012, the Company's derivative instruments are in a liability position, with an aggregate fair value of $0.4 million which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. The Company had an interest rate cap associated with the mortgage debt on the Sofitel Philadelphia hotel at December 31, 2011. The estimated fair value of the interest rate cap was immaterial. As of September 30, 2012, there was $0.4 million in unrealized loss included in accumulated other comprehensive loss. During the three and nine months ended September 30, 2012, the Company reclassified $63 thousand from accumulated other comprehensive income to interest expense.

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
On February 1, 2012, the Company repaid the $56.1 million first mortgage loan on the Sofitel Philadelphia hotel. On May 18, 2012, the Company obtained a $50.0 million first mortgage loan on the Sofitel Philadelphia hotel. The loan has a term of five years, bears interest at 3.90% and requires monthly principal and interest payments of $0.3 million.
Mortgage debt as of September 30, 2012 and December 31, 2011 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
InterContinental Buckhead	4.88%	January 2016	$51,225	$51,805
Skamania Lodge	5.44%	February 2016	30,359	30,664
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,724	36,000
Monaco Washington DC	4.36%	February 2017	45,560	35,000
Argonaut Hotel	4.25%	March 2017	46,489	42,000
Sofitel Philadelphia	3.90%	June 2017	49,714	56,070
			$259,071	$251,539

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of September 30, 2012 and December 31, 2011 was $260.0 million and $251.2 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2012.
Future scheduled debt principal payments for the Company's mortgage debt and term loan for the twelve months ending September 30, are as follows (in thousands):

2013	$4,791
2014	5,014
2015	5,248
2016	115,220
2017	228,798
$359,071
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
During the nine months ended September 30, 2012, the Company issued 4,369,087 common shares at an average price of $23.73 per share under its $125.0 million at-the-market ("ATM") offering program and raised $102.1 million, net of commissions. The final sale of 150,000 common shares under the $125.0 million ATM program were issued at settlement on October 2, 2012. On September 28, 2012, the Company filed a prospectus supplement with the SEC to sell up to $170.0 million in common shares under a new $170.0 million ATM program. At the same time, the Company terminated the $125.0 million ATM program which had $17.8 million in common shares remaining available for issuance. As of September 30, 2012, $170.0 million of common shares remained available for issuance under the $170.0 million ATM program.
On June 19, 2012, the Company issued 5,175,000 common shares at a price of $22.10 per share and raised $109.8 million, net of the underwriting discount.
Common Dividends
The Company paid or will pay the following dividends on common shares/units for the nine months ended September 30, 2012:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.12	March 31, 2012	March 30, 2012	April 16, 2012
$0.12	June 30, 2012	June 29, 2012	July 16, 2012
$0.12	September 30, 2012	September 28, 2012	October 15, 2012
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of September 30, 2012 and December 31, 2011, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") and 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") outstanding.
The Series A Preferred Shares and the Series B Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares or Series B Preferred Shares prior to March 11, 2016 and September 21, 2016, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares and the share cap on each Series B Preferred Share is 3.4483 common shares.
Preferred Dividends
The Company paid or will pay the following dividends on preferred shares for the nine months ended September 30, 2012:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2012	March 30, 2012	April 16, 2012
7.875% Series A	$0.49	June 30, 2012	June 29, 2012	July 16, 2012
7.875% Series A	$0.49	September 30, 2012	September 28, 2012	October 15, 2012
8.00% Series B	$0.50	March 31, 2012	March 30, 2012	April 16, 2012
8.00% Series B	$0.50	June 30, 2012	June 29, 2012	July 16, 2012
8.00% Series B	$0.50	September 30, 2012	September 28, 2012	October 15, 2012

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
As of September 30, 2012 and December 31, 2011, the Operating Partnership had 929,099 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of September 30, 2012, 371,640 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above. As of September 30, 2012, no LTIP units have been converted to common shares.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. On July 10, 2012, the Company's shareholders approved an amendment and restatement of the Plan to increase the number of shares available to be issued under the Plan from 1,322,625 shares to 2,422,625 shares and extend the term of the Plan from December 6, 2019 to February 8, 2022. As of September 30, 2012, there were 1,144,888 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of restricted share activity as of September 30, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	128,664	$21.59
Granted	52,545	$23.15
Vested	(48,324)	$21.55
Forfeited	—	$—
Unvested at September 30, 2012	132,885	$22.22
The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and nine months ended September 30, 2012, the Company recognized approximately $0.4 million and $1.1 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company recognized approximately $0.3 million and $0.8 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of September 30, 2012, there was $2.0 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.

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
The Relative TSR and Absolute TSR measurements each represent 30 percent of the award and the Hotel EBITDA margin measurement represents 40 percent of the award. The Relative TSR and Absolute TSR measurements are market conditions and the Hotel EBITDA measurement is a performance condition as market and performance conditions are defined in ASC Topic 718.
On February 8, 2012, the Board of Trustees approved a grant of up to a maximum of 120,016 performance-based equity awards to certain officers of the Company (“officer awards”) and approved a target award of 12,102 performance-based equity awards to employees of the Company (“employee awards”). The fair values of the market conditions were determined using a Monte Carlo simulation method performed by a third-party valuation firm. The assumptions for determining the fair value of the Relative TSR and Absolute TSR components included: risk-free interest rate of 0.34%, dividend yield of 2.2%, and expected volatility of 33%. The simulations also considered the actual TSR performance of the Company's shares and the share performance of the peer group. The total grant date fair value per share of the market conditions for the officer awards and employee awards was $8.62 and $17.23, respectively. The grant date fair value of the performance condition was determined based on the closing share price on the date of grant times the target number of shares for this component of the award. The grant date fair value per share of the performance condition for both the officer awards and employee awards was $23.15. Compensation expense on the Hotel EBITDA component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.
The Company recognizes compensation expense on a straight-line basis through December 31, 2014, the vesting date. The grant date fair value of the officer and employee awards, based upon the estimated number of shares (the target awards) that are expected to vest, was $1.9 million. As of September 30, 2012, there was approximately $1.5 million of unrecognized compensation expense related to these awards which will be recognized over 2.3 years. For the three and nine months ended September 30, 2012, the Company recognized $0.2 million and $0.4 million, respectively, in expense related to these awards.
Long-Term Incentive Partnership Units
LTIP units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and will receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. Prior to reaching parity with common units, LTIP units have a capital account balance of zero, do not receive an allocation of net income (loss) and do not have full parity with the common Operating Partnership units with respect to liquidating distributions. If such parity is reached, vested LTIP units may be converted by the holder, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
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
As of September 30, 2012, the Company had 929,099 LTIP units outstanding, all of which have reached parity with common units. All of the LTIP units were held by officers of the Company as of September 30, 2012. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. As of September 30, 2012, 371,640 LTIP units have vested.
The Company recognized $0.4 million and $1.2 million in share-based compensation expense related to the LTIP units for the three and nine months ended September 30, 2012, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was $3.5 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL’s income tax expense for the nine months ended September 30, 2012 using an estimated combined federal and state statutory tax rate of 41.0%.
Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$7,462	$2,825	$5,622	$987
Less: dividends paid on unvested share-based compensation	(83)	(127)	(249)	(381)
Undistributed earnings attributable to share-based compensation	—	—	—	—
Net income (loss) available to common shareholders	$7,379	$2,698	$5,373	$606
Denominator:
Weighted-average number of common shares — basic	58,714,055	50,771,355	54,227,155	46,962,639
Effect of dilutive share-based compensation	46,279	—	87,314	—
Weighted-average number of common shares — diluted	58,760,334	50,771,355	54,314,469	46,962,639

Net income (loss) per share available to common shareholders — basic	$0.13	$0.05	$0.10	$0.01
Net income (loss) per share available to common shareholders — diluted	$0.13	$0.05	$0.10	$0.01
For the three and nine months ended September 30, 2011, 132,829 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $3.3 million and $8.0 million for the three and nine months ended September 30, 2012, respectively, and $2.5 million and $5.8 million for the three and nine months ended September 30, 2011, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2012 and December 31, 2011, the Company had $10.7 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2012	2011
	(in thousands)
Interest paid	$9,438	$8,279
Income taxes paid	$1,329	$663
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$7,396	$6,219
Distributions payable on preferred shares	$3,813	$2,516
Issuance of common shares for board of trustees compensation	$199	$183
Mortgage loan assumed in connection with acquisition	$—	$42,000
Accrued additions and improvements to hotel properties	$537	$—
Note 13. Subsequent Events

On October 25, 2012, the Company acquired a leasehold interest in the 196-room Hotel Palomar located in San Francisco, California for $58.0 million. The acquisition was funded with $30.8 million of available cash and the assumption of a $27.2 million first mortgage loan. The hotel is subject to a long-term lease that expires in June 2097. The hotel is required to pay the greater of a base rent, as adjusted for consumer price index (“CPI”) increases, or a percentage of rooms revenues, food and beverage revenues, and other department revenues in excess of certain thresholds, as defined in the agreement.

In October 2012, the Company issued 150,000 common shares at an average price of $23.50 per share to settle the September 27, 2012 final sale under the $125.0 million ATM program and raised $3.5 million, net of commissions. As of October 25, 2012, $170.0 million of common shares remained available for issuance under the $170.0 million ATM program.

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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of September 30, 2012, the Company owned interests in 24 hotels, including 18 wholly owned hotels, with a total of 4,419 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.

During the nine months ended September 30, 2012, we refinanced the loans secured by the Monaco Washington DC, the Argonaut Hotel and the Sofitel Philadelphia, receiving net proceeds of $10.0 million. We also raised approximately $211.5 million of net proceeds from the issuance of 9.5 million common shares.
During the nine months ended September 30, 2012, we acquired four hotel properties, the 108-room Hotel Milano located in San Francisco, California for $29.8 million, the 125-room Hotel Vintage Park Seattle located in Seattle, Washington and the 117-room Hotel Vintage Plaza Portland in a single transaction for $63.0 million, and the 258-room W Los Angeles - Westwood for $125.0 million. We plan to invest approximately $12.5 million over the next 12 months in a complete renovation and repositioning of the Hotel Milano, including all guestrooms, public areas and the restaurant.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $17.0 million to $20.0 million for the remainder of 2012 on renovation and repositioning projects and other capital improvements.
The U.S. lodging industry has continued to exhibit positive fundamentals during the first nine months of 2012. While there continue to be concerns about a slow-moving national economy and the increased global volatility and risk related to the European debt crisis, corporate profits and employment have continued to improve in the United States though at a slower pace than in 2011.
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
Hotel Operating Statistics
The following table represents the pro-forma key hotel operating statistics for our hotels for the three and nine months ended September 30, 2012 and 2011. This is for informational purposes only and includes the operating statistics of our hotels for periods prior to our ownership and reflects our 49% interest in the Manhattan Collection joint venture properties and excludes W Los Angeles - Westwood and Hotel Milano.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total Portfolio
Pro forma Occupancy	86.8%	84.7%	82.0%	78.2%
Pro forma ADR	$215.69	$208.04	$209.98	$202.04
Pro forma RevPAR	$187.18	$176.16	$172.26	$157.95
Results of Operations
Results of operations for the three and nine months ended September 30, 2012 include the operating activities of our 18 wholly owned hotels since their respective dates of acquisition. We owned 14 hotel properties at September 30, 2011, of which six were acquired during 2011. The Company's results of operations are not directly comparable to corresponding periods in the prior year due to hotel acquisitions during these periods. In order to provide information on a comparable basis, below we provide the results that reflect changes resulting from hotel acquisitions as well as changes for properties owned throughout both of the periods being compared.
Comparison of three months ended September 30, 2012 to three months ended September 30, 2011
Revenues — Total hotel revenues increased by $16.5 million. The 14 hotels we owned throughout both periods contributed $5.4 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2011. The InterContinental Buckhead and Sofitel Philadelphia hotels had significant increases in occupancy and the Sir Francis Drake and Argonaut hotels in San Francisco had significant increases in ADR. The remaining $11.1 million of the increase in revenue was generated from the hotels which were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $8.4 million. The 14 hotels we owned throughout both periods contributed $1.1 million of the increase, which is a result of higher occupancy and inflation offset by cost reduction initiatives. The remaining $7.3 million of the increase was generated from the hotels which were not owned throughout both periods.
Depreciation and amortization — Depreciation and amortization expense increased by approximately $2.0 million primarily due to the additional depreciation for the hotels acquired in 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $0.7 million primarily due to the hotels acquired in 2012 and an increase in real estate taxes generally throughout the portfolio.
Ground rent — Ground rent expense was consistent in both periods.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $0.4 million primarily as a result of an increase in employee compensation costs offset in part by a decrease in legal and professional expenses. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by approximately $3.4 million primarily reflecting the acquisition costs incurred with the investment in the Manhattan Collection joint venture in 2011. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest expense — Interest expense increased by approximately $0.2 million as a result of higher debt balances offset by a decrease in unused fees on the credit facility.
Equity in earnings (losses) of joint venture — Equity in earnings (losses) of joint venture changed by an immaterial amount.
Income tax (expense) benefit — Income tax expense increased by approximately $1.8 million as a result of an increase in the net income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal increases to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $1.6 million. The Series B Preferred Shares were issued on September 14, 2011 and dividends were paid for a partial quarter in 2011 whereas dividends were paid for the entire quarter during 2012.
Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011
Revenues — Total hotel revenues increased by $72.4 million. The eight hotels we owned throughout both periods contributed $12.5 million of the increase, which was a result of the increase in occupancy primarily at four of the hotels that had renovation activity in 2011 as well as a significant increase in ADR and RevPAR at the Sir Francis Drake in San Francisco. The remaining $59.9 million of the increase was generated from the hotels that were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $46.5 million. The eight hotels we owned throughout both periods contributed $4.1 million of the increase. The remaining $42.4 million of the increase was generated from the hotels which were not owned throughout both periods.

Depreciation and amortization — Depreciation and amortization expense increased by approximately $9.3 million primarily due to the additional depreciation for the hotels acquired in 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $3.7 million primarily due to the additional hotels acquired in 2012 and an increase in real estate taxes generally throughout the portfolio.
Ground rent — Ground rent expense increased by approximately $0.3 million due to the acquisition of the Argonaut Hotel in February 2011. The Argonaut Hotel is subject to a long-term ground lease agreement.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $4.0 million primarily as a result of increased legal fees, state and local franchise taxes, staffing and other costs related to growth in our portfolio and the $1.1 million management contract termination expense associated with the DoubleTree by Hilton Bethesda-Washington DC hotel during the 2012 period. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by approximately $6.0 million, primarily reflecting the acquisition costs incurred for the investment in the Manhattan Collection joint venture and the Argonaut Hotel, both of which were acquired in 2011. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income decreased by approximately $0.7 million as a result of cash being used to acquire hotel properties resulting in lower average cash balance as well as a decrease in the interest rate on cash deposits.
Interest expense — Interest expense increased by $0.6 million of which approximately $0.3 million was incurred on the $100.0 million term loan that we borrowed in 2012.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased by $0.5 million as a result of us owning the Manhattan Collection joint venture for the full period in 2012 but only a partial period in 2011.
Income tax (expense) benefit — Income tax expense increased by approximately $0.5 million as a result of an increase in the net income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal increases to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $7.5 million. The Series B Preferred Shares were issued on September 14, 2011 and dividends were paid for a partial period in 2011 whereas dividends were paid for the entire period during 2012.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$12,105	$5,838	$19,295	$7,093
Adjustments:
Depreciation and amortization	11,015	8,999	30,625	21,325
Depreciation and amortization from joint venture	2,469	1,169	7,333	1,169
FFO	$25,589	$16,006	$57,253	$29,587
Distribution to preferred shareholders	$(4,456)	$(2,899)	$(13,369)	$(5,907)
FFO available to common share and unit holders	$21,133	$13,107	$43,884	$23,680

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$12,105	$5,838	$19,295	$7,093
Adjustments:
Interest expense	3,949	3,775	10,671	10,077
Interest expense from joint venture	3,164	2,364	9,675	2,364
Income tax expense (benefit)	1,757	(81)	840	339
Depreciation and amortization	11,055	9,037	30,742	21,426
Depreciation and amortization from joint venture	2,469	1,169	7,333	1,169
EBITDA	$34,499	$22,102	$78,556	$42,468
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
Issuance of Common Shares
On September 28, 2012, we and the Operating Partnership entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), pursuant to which we may sell our common shares having an aggregate offering price of up to $170.0 million from time to time through any of the Sales Agents, acting as sales agent and/or principal (the "ATM Offering Program").
Upon entering into the Equity Distribution Agreements, we simultaneously terminated the equity distribution agreements we entered into with the same parties in connection with a prior “at the market” offering program established in May 2011.
The $170.0 million common shares issuable pursuant to the ATM Offering Program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated September 28, 2012, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the ATM Offering Program.

Before terminating the prior ATM program established in May 2011, we sold 4,519,087 shares under that program at an average price of $23.72 per share and raised $105.6 million, net of commissions.

On June 19, 2012, we also issued in an underwritten public offering 5,175,000 common shares at a price of $22.10 per share and raised $109.8 million, net of the underwriting discount.

We used the net proceeds of these issuances to repay debt outstanding on our senior unsecured revolving credit facility, to repay mortgage debt, to acquire hotel properties and for general corporate purposes.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $57.1 million for the nine months ended September 30, 2012. Our cash from operations includes the operating activities of the 18 wholly owned hotels. Our cash provided by operating activities for the nine months ended September 30, 2011 was $28.4 million and relates principally to the 14 hotels we owned at September 30, 2011.
Cash used in Investing Activities. Our cash used in investing activities was $258.0 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2012, we purchased four hotels for $217.4 million, invested $40.5 million in improvements to our hotel properties, placed a deposit of $3.0 million on one property under contract for purchase, and had a decrease in restricted cash of $2.6 million. During the nine months ended September 30, 2011, we used $662.6 million of cash, of which we used $467.1 million to acquire six properties, we invested $26.3 million in improvements to hotel properties, invested $165.4 million in the Manhattan Collection joint venture, and had an increase in restricted cash of $3.6 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $282.7 million for the nine months ended September 30, 2012. We received net proceeds of $211.5 million from the issuance of 9.5 million common shares. We also received $100.0 million in proceeds from the term loan, received $143.0 million in proceeds from mortgage debt refinancings, repaid $135.5 million of mortgage debt, borrowed and repaid $95.0 million under our senior unsecured revolving credit facility, and paid $33.0 million in dividends. For the nine months ended September 30, 2011, cash flows provided by financing activities were $488.8 million, which consisted of $236.0 million of proceeds received from our issuance and sale of 10.9 million common shares and $225.2 million of proceeds received from our issuance of Series A and Series B Preferred Shares which were offset by $17.1 million in underwriting discounts and offering-related costs, and $67.0 million of proceeds received from the mortgage debt placed on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC hotels. We also paid $19.4 million in dividends during the period.
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
From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally we expect to fund the renovations and improvements with available cash, borrowings under our credit facility, or proceeds from new mortgage debt or equity offerings.
For the nine months ended September 30, 2012, we invested $40.5 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $17.0 million to $20.0 million in capital investments through the remainder of 2012. We plan to invest approximately $12.5 million over the next 12 months in a complete renovation and repositioning of the Hotel Milano, including all guestrooms, public areas and the restaurant. For the nine months ended September 30, 2012, we spent approximately $1.7 million on Hotel Milano. We expect to complete the Hotel Milano renovation in the first quarter of 2013.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$305,003	$16,769	$33,539	$254,695	$—
Term loan (2)	112,714	2,585	5,171	104,958	—
Ground leases (3)	65,088	1,380	2,760	2,760	58,188
Purchase commitments (4)	3,403	3,403	—	—	—
Corporate office lease	598	280	318	—	—
Total	$486,806	$24,417	$41,788	$362,413	$58,188
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. We entered into separate interest rate swap agreements for the full five-year term, resulting in an effective fixed interest rate of 2.55% at our current leverage ratio (as defined in the credit agreement). It is assumed that the outstanding debt will be repaid upon maturity with fixed interest-only payments until then.

(3)
The long-term ground leases on the Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table reflects only base rent for all periods presented and does not include assumptions for CPI adjustments.

(4)
These represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

We have a 49% equity interest in the Manhattan Collection joint venture, which owns six properties in New York City that have mortgage debt secured by these properties. We exercise significant influence over, but do not control, the joint venture and therefore account for our investment in the joint venture using the equity method of accounting. As of September 30, 2012, the aggregate debt of the joint venture was $560.8 million which bears interest at a variable rate. The joint venture was in compliance with all debt covenants as of September 30, 2012. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds. The joint venture mortgage debt matures in February 2013. We and our joint venture partner intend to refinance this debt at or prior to maturity. However there can be no assurance we will be able to refinance the debt on attractive terms, if at all. In addition, in order to maintain our existing ownership interests, we may need to invest additional equity into the joint venture in connection with such refinancing.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of September 30, 2012, our derivative instruments are in a liability position, with an aggregate fair value of $0.4 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of September 30, 2012, there was $0.4 million in unrealized loss included in accumulated other comprehensive loss.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging."
As of September 30, 2012, we have no debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap . The $560.8 million of mortgage indebtedness on the six hotels in the Manhattan Collection joint venture, in which we own a 49% interest, bears interest at a variable rate.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
The nature of the operations of our hotels exposes the hotels and the Company to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or our financial condition.
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

10.1*
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 25, 2012	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto.

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