Form 10-K
period 2012-12-31
Pebblebrook Hotel Trust
filed 2013-02-21
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 507-1300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 57,335,629 common shares of beneficial interest held by non-affiliates of the registrant was $1,336,493,512 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2012.
The number of common shares of beneficial interest outstanding as of February 18, 2013 was 61,419,586 .
___________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2013) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", “should”, "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by actual or threatened terrorist attacks, any type or flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Annual Report on Form 10-K.
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
The "Company", "we" or "us" mean Pebblebrook Hotel Trust, a Maryland real estate investment trust, and one or more of its subsidiaries (including Pebblebrook Hotel, L.P., our operating partnership), or, as the context may require, Pebblebrook Hotel Trust only or Pebblebrook Hotel, L.P. only.

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets. As of December 31, 2012, the Company owned interests in 25 hotels, including 19 wholly owned hotels with a total of 4,615 guest rooms and a 49% interest in a joint venture that owns six hotels with 1,733 guest rooms (the “Manhattan Collection joint venture”).

Substantially all of our assets are held by, and all of our operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). We are the sole general partner of our Operating Partnership. At December 31, 2012, we owned 99.4% of the common limited partnership units issued by our Operating Partnership (“common units”). The remaining 0.6% of the common units are owned by the other limited partners of our Operating Partnership. We operate as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") for federal income tax purposes.  For us to qualify as a REIT, we cannot operate the hotels we own. Therefore, our Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

Business Objectives and Strategies

Acquisitions/Investments

We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Chicago, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle, and Washington, D.C., with an emphasis on major gateway metropolitan markets. We believe these markets have significant barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as Hawaii, south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by significant barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will likely continue to outperform the national average, as they have in past cyclical recoveries and growth periods.

We perform and utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

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

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Hotel developers' inability to source construction financing over the past several years has created an environment in which little new lodging supply is expected to be added through at least 2014. We believe that as transient and group travel increases, existing supply will accommodate incremental room-night demand, allowing hotel owners to grow occupancy and increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand.

We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing our return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be invested in other hotel properties that offer more attractive risk-adjusted returns.

We may engage in full or partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. Over the long-term, we may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding rooms, meeting facilities or other amenities.

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, generally we do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property. Additionally, we have invested, and may in the future, co-invest in hotels with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.

Asset Management

Although we do not manage the daily operations of our hotels, we are actively involved in the asset management of each of our hotels. We believe we can add significant value to our portfolio through our intensive asset management strategies. Our executives and asset management team have significant experience in hotel operations and creating and implementing innovative asset management initiatives. Our asset management strategies consist of capital investment coupled with revenue and expense management.

We have developed strategic short- and long-term capital investment plans to enhance our hotels' profitability through the strategic use of, among others, expansions, additions, renovations, technology upgrades and modifications, and energy efficiency improvements. We are also focused on revenue and expense management at our properties. We work closely with our hotel operators to evaluate optimal market mix and pricing strategies, ensure quality staffing and appropriate management focus, implement best practices to minimize expenses and aggressively monitor and evaluate our hotels' operations and performance.

Financing Strategies

Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes a senior unsecured credit facility, term loan, mortgage debt secured by our hotel properties or leasehold interests under the ground leases on our hotel properties and may include other unsecured debt in the future.

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

The hotel industry is highly competitive. Our hotels compete with other hotels for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and room revenue per available room ("RevPAR") of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, the geographic locations of the hotels and the customer mix at the hotels. Generally, our hotels will have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the third quarter.

Regulations

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell a property. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.

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

We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. Prior to closing a property acquisition, we obtain Phase I environmental site assessments, or ESAs, in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historic aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I ESAs or other information indicates possible contamination or where our consultants recommend such procedures. However, these Phase I ESAs or other investigations may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

We believe that our hotels are in compliance, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.

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

Employees

We currently employ 23 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

Available Information

Our Internet website is located at www.pebblebrookhotels.com. Copies of the charters of the committees of our board of trustees, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission, or SEC, including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

The following discussion concerns some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section entitled “Forward-Looking Statements.”
Risks Related to Our Business and Properties
We depend on the efforts and expertise of our executive officers and would be adversely affected by the loss of their services.

We depend on the efforts and expertise of our Chairman, President and Chief Executive Officer, as well as our other officers, to execute our business strategy. The loss of their services, and our inability to quickly identify and hire suitable replacements, could have an adverse effect on our business activities, including, without limitation, relationships with shareholders, lenders, management companies, joint venture partners and other industry personnel.
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
Our leases with our TRS lessees require our TRS lessees to pay rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessees' ability to pay rent due under the leases, including but not limited to increases in: wage and benefit costs; repair and maintenance expenses; property taxes; insurance costs; and other operating expenses. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
Our joint venture investments and other joint venture investments that we may make could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers' financial condition and disputes between us and our co-venturers.
In July 2011, we acquired an interest in a joint venture that owns six hotels in Manhattan. We share major decisions with our joint venture partner with respect to the joint venture and its hotels. The debt of the joint venture, while non-recourse to us, is secured by first mortgages on five of the hotels owned by the joint venture and any default on such debt could adversely affect our equity investment in the joint venture. In addition, in order to maintain our ownership interest, we may need to invest additional equity into the joint venture in connection with any such refinancing which would reduce the amount we have available to invest in additional acquisitions or capital improvements to our existing hotels.
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
Certain of our hotel properties operate under franchise agreements and we anticipate that some of the hotels we acquire in the future will operate under franchise agreements. We are therefore subject to the risks associated with concentrating hotel investments in several franchise brands, including reductions in business following negative publicity related to one of the brands or the general decline of a brand.
Maintenance of franchise licenses for branded hotel properties is subject to franchisors' operating standards and other terms and conditions including the requirement to make certain capital improvements. Franchisors periodically inspect hotel properties to ensure that we and our lessees and management companies follow their standards. Failure by us, one of our TRS lessees or one of our third-party management companies to maintain these standards or other terms and conditions could result in a franchise license being canceled. If a franchise license is canceled due to our failure to make required improvements or to otherwise comply with its terms, we also may be liable to the franchisor for a termination payment, which varies by franchisor and by hotel property.
The loss of a franchise license could materially and adversely affect the operations and the underlying value of the hotel property because of the loss of associated name recognition, marketing support and centralized reservation system provided by the franchisor and adversely affect our revenues, financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Debt service obligations could adversely affect our overall operating results, may require us to sell hotel properties, may jeopardize our qualification as a REIT and could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.
Our business strategy contemplates the use of both secured and unsecured debt to finance long-term growth. Incurring debt could subject us to many risks, including the risks that our cash flow from operations will be insufficient to make required payments of principal and interest, our debt may increase our vulnerability to adverse economic and industry conditions, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, and the terms of any refinancing will not be as favorable as the terms of the debt being refinanced.
We have placed and will continue to place mortgages on certain of our hotel properties to secure debt. To the extent we cannot meet any of our debt service obligations, we may be required to sell or we will risk losing to foreclosure some or all of our pledged hotel properties. If we are required to sell one or more of our hotel properties to meet debt service obligations, we may have to accept unfavorable terms. Also, covenants applicable to debt could impair our planned investment strategy and, if violated, result in a default. If we violate covenants relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. We may obtain one or more forms of interest rate protection-in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT-to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.
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
Prior to the time we have fully invested the net proceeds of our public offerings, we may fund distributions to our shareholders out of the net proceeds of these offerings, which would reduce the amount of cash we have available to invest in hotel properties and may reduce the returns on your investment in our common shares. The use of these net proceeds for distributions to shareholders could adversely affect our financial results. In addition, funding distributions from the net proceeds of these offerings may constitute a return of capital to our shareholders, which would have the effect of reducing each shareholder's tax basis in our common shares.
If we cannot obtain financing, our growth will be limited.
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in the financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions. If adverse conditions in the credit markets-in particular with respect to real estate or lodging industry finance-materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing.
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

The nature of the operations of our hotels exposes us to the risk of claims and litigation that may arise in the normal course of business.
 As owners of hotel properties, we face potential claims, litigation and threatened litigation from guests, visitors to our properties, contractors, sub-contractors and others.  These claims and proceedings are inherently uncertain and their costs and outcomes cannot be predicted with certainty. Regardless of their outcomes, such claims and legal proceedings can have an adverse impact on us because of the legal and other costs, diversion of management time and resources and other factors. Although we and our hotel management companies maintain insurance covering some of these matters, it is possible that one or more claims, suits or proceedings may not be covered by insurance and could result in substantial costs, judgments, fines and penalties that could adversely affect our business, consolidated financial position, results of operations or cash flows.
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
Many of our loan agreements contain cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders.

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
All of our indebtedness for borrowed money, except our senior unsecured revolving credit facility and term loan, is secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on any of the secured loans, the applicable lender will be able to foreclose on the property pledged to secure the loan.
In addition to causing us to lose the property, a foreclosure may result in taxable income. Under the Code, a foreclosure would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we did not receive any cash proceeds. As a result, we may then be required to identify and utilize other sources of cash for distributions to our shareholders. If this occurs, our financial condition, cash flow and ability to satisfy our other debt obligations or ability to pay distributions may be adversely affected.
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
We cannot predict the pace of the global economic recovery or the pace of the recovery in the lodging industry. A new period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
The lodging industry is highly cyclical in nature. Fluctuations in lodging demand and, therefore, hotel operating performance, are caused largely by general economic and local market conditions, which subsequently affect levels of business and leisure travel. In addition to general economic conditions, new hotel room supply is an important factor that can affect lodging industry fundamentals, and over-building has the potential to exacerbate the negative impact of poor economic conditions. Room rates and occupancy, and thus RevPAR, tend to increase when demand growth exceeds supply growth. A decline in lodging demand, or a continued growth in lodging supply, could result in continued deterioration in lodging industry fundamentals and returns that are substantially below expectations, or result in losses, which could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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
Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As these Internet bookings increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, departmental profitability may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
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
We maintain comprehensive insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will remain available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, and losses from terrorist activities, may not be insurable in whole or in part or may not be available on terms that we consider acceptable.
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

Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of the properties we acquire. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under the environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.
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
We have acquired hotels, and may acquire additional hotels in the future, subject to ground leases. Sale of property subject to ground leases may require the consent of the lessor. This consent requirement may make it more difficult or expensive to sell or finance the hotels subject to ground leases.

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

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax. Many states and localities are currently financially distressed as a result of the recent recession. As these states and localities seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.
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
If anyone transfers our shares in a way that would violate the share ownership limit or prevent us from qualifying as a REIT under the federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires our shares in violation of the share ownership limit or the other restrictions on transfer in our declaration of trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.
In addition, these ownership limitations may prevent an acquisition of control of us by a third party without our board of trustees' approval, even if our shareholders believe the change of control is in their interest.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit shareholders' recourse in the event of actions not in their best interests.
Under Maryland law, generally, a trustee's actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

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
The ability of our board of trustees to change our major policies without the consent of shareholders may not be in shareholders' interest.

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
We expect to issue additional common shares or preferred shares to raise the capital necessary to finance hotel acquisitions or improvements, refinance debt or pay portions of future dividends. In addition, we may issue units in our operating partnership, which are redeemable on a one-for-one basis for our common shares, to acquire hotels. Such issuances could result in dilution of our shareholders' equity interests.
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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2012, 5,600,000 shares of our 7.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) and 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $225.0 million, and annual dividends on our outstanding preferred shares are approximately $17.8 million. Holders of the Series A Preferred Shares and holders of the Series B Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
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
We have entered into an agreement with each of our executive officers that requires us to make payments in the event the officer's employment is terminated by us without cause, by the officer for good reason or under certain circumstances following a change of control of our company.
The agreements that we have entered into with our executive officers provide benefits under certain circumstances that could make it more difficult for us to terminate these officers and may prevent or deter a change of control of our company that would otherwise be in the interest of our shareholders.
If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial results, which could harm our business and the value of our common shares.
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
The Internal Revenue Service, or IRS, has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/share dividends, but that revenue procedure does not apply to our 2013 and future taxable years. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares. Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
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
Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100 percent penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.
A REIT may own up to 100 percent of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35 percent of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25 percent of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100 percent excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25 percent of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our

TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 25 percent limitation discussed above or to avoid application of the 100 percent excise tax discussed above.
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
We believe that our Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of the operating partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 20 percent . Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
In order to qualify as a REIT for each taxable year, five or fewer individuals, as defined in the Code, may not own, actually or constructively, more than 50 percent in value of our issued and outstanding shares at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity actually or constructively owns our shares under this requirement. Additionally, at least 100 persons must beneficially own our shares during at least 335 days of each taxable year. To help insure that we meet these tests, our declaration of trust restricts the acquisition and ownership of our shares.
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
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interest of the shareholders.
Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties.

We lease our headquarters located at 2 Bethesda Metro Center, Suite 1530, Bethesda, Maryland 20814.

At December 31, 2012, we had 19 wholly owned hotels with a total of 4,615 guest rooms and a 49% equity interest in six hotels with a total of 1,733 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2012, all of which are consolidated in our financial statements.

Property	Date Acquired	Location	Number of Guest Rooms
1. DoubleTree by Hilton Bethesda-Washington DC(1)	June 4, 2010	Bethesda, MD	270
2. Sir Francis Drake	June 22, 2010	San Francisco, CA	416
3. InterContinental Buckhead(1)	July 1, 2010	Buckhead, GA	422
4. Hotel Monaco Washington DC(1)(2)	September 9, 2010	Washington, D.C.	183
5. The Grand Hotel Minneapolis	September 29, 2010	Minneapolis, MN	140
6. Skamania Lodge(1)	November 3, 2010	Stevenson, WA	254
7. Sheraton Delfina Santa Monica	November 19, 2010	Santa Monica, CA	310
8. Sofitel Philadelphia(1)	December 3, 2010	Philadelphia, PA	306
9. Argonaut Hotel(1)(2)	February 16, 2011	San Francisco, CA	252
10. Westin Gaslamp Quarter, San Diego(1)	April 6, 2011	San Diego, CA	450
11. Hotel Monaco Seattle	April 7, 2011	Seattle, WA	189
12. Mondrian Los Angeles	May 3, 2011	West Hollywood, CA	236
13. Viceroy Miami	May 26, 2011	Miami, FL	148
14. W Boston	June 8, 2011	Boston, MA	235
15. Hotel Zetta (formerly Hotel Milano)	April 4, 2012	San Francisco, CA	108
16. Hotel Vintage Park	July 9, 2012	Seattle, WA	125
17. Hotel Vintage Plaza	July 9, 2012	Portland, OR	117
18. W Los Angeles - Westwood	August 23, 2012	Los Angeles, CA	258
19. Hotel Palomar San Francisco(1)(3)	October 25, 2012	San Francisco, CA	196
Total number of guest rooms			4,615

(1) This property is subject to mortgage/debt at December 31, 2012.
(2) This property is subject to a long-term ground lease.
(3) This property is subject to a long-term hotel lease.

The following table sets forth certain information about the six hotels we owned through a 49% equity interest in the Manhattan Collection joint venture as of December 31, 2012. Operating results for these hotels are included in our consolidated financial statements using the equity method.

Property	Date Acquired	Location	Number of Guest Rooms
1. Affinia Manhattan (1)	July 29, 2011	New York, NY	618
2. Affinia Shelburne (1)	July 29, 2011	New York, NY	325
3. Affinia Dumont	July 29, 2011	New York, NY	242
4. Affinia 50 (1)	July 29, 2011	New York, NY	210
5. Affinia Gardens (1)	July 29, 2011	New York, NY	129
6. The Benjamin (1)	July 29, 2011	New York, NY	209
Total number of guest rooms			1,733

(1) This property is subject to mortgage/debt at December 31, 2012.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Davidson Hotels and Resorts, Denihan Hospitality Group, Destination Hotels and Resorts, Kimpton Hotels and Restaurants (“Kimpton”), InterContinental Hotels Group, Morgans Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts and Viceroy Hotel Group.

Our management agreements have the terms described below:

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 1% and 4% of the applicable hotel's revenues, as determined in the agreements.

•
Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  One of our management agreements provides for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Two of our management agreements have a maximum incentive fee of 2.5% of revenue.

•	Terms. The terms of our management agreements range from 5 years to 20 years not including renewals, and 5 years to 40 years including renewals.

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

•
Furniture, Fixtures and Equipment Replacements.  We are required to invest in the hotels and to provide all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once a year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine capital repairs to be performed in the following year and an estimate of funds that are necessary for our review and approval. To fund the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel is either deposited by the manager in an escrow account (typically 4%) or held by us, as owner.

•
Building Alterations, Improvements and Renewals.  Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major capital repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as are required by reason of laws or regulations or, in the manager's reasonable judgment, to keep the hotels in a safe, competitive and efficient operating condition.

•
Sale of a Hotel.  Certain of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets other specified conditions.

Franchise Agreements

We have franchise agreements for two of our hotels, the DoubleTree by Hilton Bethesda-Washington DC and the Sheraton Delfina Santa Monica. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately four to five percent of gross room revenues. The franchise agreements for the DoubleTree by Hilton Bethesda-Washington DC and the Sheraton Delfina Santa Monica hotels expire in June 2020 and November 2013, respectively.

Ground and Hotel Lease Agreements

The Hotel Monaco Washington DC and Argonaut Hotel are subject to long-term ground lease agreements that cover all of the land underlying these hotels. These ground leases require us to make rental payments, based on the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreements. The agreements also contain certain restrictions on modifications that can be made to the structures due to their status as national historic landmarks. Both of these lease agreements expire in 2059.

The Hotel Palomar San Francisco is subject to a long-term hotel lease agreement that covers the hotel premises. The hotel lease agreement requires us to make rental payments, based on the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. This hotel lease agreement expires in 2097.
Item 3. Legal Proceedings.
The nature of the operations of our hotels exposes the hotels and us to the risk of claims and litigation in the normal course of business. We are not presently subject to any material litigation nor, to our knowledge, is any litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or our financial condition.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II. OTHER INFORMATION
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2012			2011
	High	Low	Dividend	High	Low	Dividend
First Quarter	$23.47	$19.30	$0.12	$22.22	$20.04	$0.12
Second Quarter	$24.11	$20.73	$0.12	$21.90	$19.24	$0.12
Third Quarter	$25.29	$21.54	$0.12	$20.61	$14.12	$0.12
Fourth Quarter	$23.43	$19.37	$0.12	$19.63	$14.41	$0.12
The closing price per share of our common shares on December 31, 2012, as reported by the NYSE, was $23.10.
Shareholder Information

On February 18, 2013, there were 24 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 9, 2009, the date on which our shares began trading on the NYSE, to the NYSE closing price per share on December 31, 2012, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 9, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

$180
$160
$140
$120
$100
$80
Total Return
12/09/09
12/31/09
12/31/10
12/31/11
12/31/12
Pebblebrook Hotel Trust
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

Name	Initial Investment at December 9, 2009	Value of Initial Investment at December 31, 2009	Value of Investment at December 31, 2010	Value of Investment at December 31, 2011	Value of Investment at December 31, 2012
Pebblebrook Hotel Trust	$100.00	$107.63	$99.94	$96.80	$119.04
Russell 2000 Index	$100.00	$104.72	$132.85	$127.30	$148.11
FTSE NAREIT Equity Index	$100.00	$105.07	$134.41	$145.57	$174.41

Distributions

Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary income. Distributions in excess of current and accumulated earnings and profits generally will be treated as a nontaxable reduction of the shareholder's basis in such shareholder's shares, to the extent thereof, and thereafter as taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder's shares.
The declaration of distributions by our company is in the sole discretion of our board of trustees and depends on our actual cash flow, financial condition, capital expenditure requirements for our hotels, the annual distributions requirements under the REIT provisions of the Code and such other factors as our board of trustees deems relevant.
For income tax purposes, distributions paid per share were characterized as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.4391	91.49%	$0.4109	100.00%	$0.0691	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0409	8.51%	0.0000	0.00%	0.0000	0.00%
Total	$0.4800	100.00%	$0.4109	100.00%	$0.0691	100.00%

Series A Preferred Shares:
Ordinary income	$1.7622	100.00%	$1.3769	100.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$1.7622	100.00%	$1.3769	100.00%	$0.0000	0.00%

Series B Preferred Shares
Ordinary income	$1.7902	100.00%	$0.3431	100.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$1.7902	100.00%	$0.3431	100.00%	$0.0000	0.00%

The common and preferred share distribution declared on December 15, 2012 and paid on January 15, 2013 are treated as 2013 distributions for tax purposes.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2012. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,124,972
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,124,972

(1)	The amendment and restatement of our 2009 Equity Incentive Plan was approved by our shareholders at our 2012 Annual Meeting of Shareholders.

During the year ended December 31, 2012, certain of our employees chose to have us withhold an aggregate of 15,706 common shares to pay taxes due upon vesting of restricted common shares. The average price paid by the Company for these shares was $20.43 per share.

Item 6.  Selected Financial Data.
The following table includes selected historical financial information which has been derived from the audited consolidated financial statements. The following information should be read in conjunction with “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Consolidated Financial Statements and Supplementary Data” and all of the financial statements and notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
	(In thousands, except share and per-share data)
Revenues:
Room	$239,218	$177,479	$32,804	$—
Food and beverage	117,752	92,898	21,984	—
Other operating	23,718	17,610	2,973	—
Total revenues	380,688	287,987	57,761	—
Expenses:
Hotel operating expenses:
Room	63,213	47,570	9,718	—
Food and beverage	86,369	65,783	15,113	—
Other direct	12,236	8,353	1,288	—
Other indirect	99,766	79,648	16,724	—
Total hotel operating expenses	261,584	201,354	42,843	—
Depreciation and amortization	42,794	30,945	5,776	—
Real estate taxes, personal property taxes and property insurance	17,576	12,895	2,220	—
Ground rent	2,611	1,814	124	—
General and administrative	16,777	11,460	8,319	262
Hotel acquisition costs	2,234	3,392	6,581	—
Total operating expenses	343,576	261,860	65,863	262
Operating income (loss)	37,112	26,127	(8,102)	(262)
Interest income	224	868	3,020	115
Interest expense	(14,932)	(13,653)	(1,640)	—
Other	—	85	—	—
Equity in earnings (loss) of joint venture	5,970	2,336	—	—
Income (loss) before income taxes	28,374	15,763	(6,722)	(147)
Income tax (expense) benefit	(1,866)	(564)	80	—
Net income (loss)	26,508	15,199	(6,642)	(147)
Net income (loss) attributable to non-controlling interests	429	343	—	—
Net income (loss) attributable to the Company	26,079	14,856	(6,642)	(147)
Distributions to preferred shareholders	(17,825)	(10,413)	—	—
Net income (loss) attributable to common shareholders	$8,254	$4,443	$(6,642)	$(147)
Net income (loss) per share available to common shareholders, basic and diluted	$0.14	$0.08	$(0.23)	$(0.04)
Weighted-average number of common shares, basic	55,806,543	47,921,200	28,669,851	4,011,198
Weighted-average number of common shares, diluted	55,955,497	47,966,307	28,669,851	4,011,198

	As of December 31,
	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,417,229	$1,127,484	$599,714	$—
Investment in joint venture	283,011	171,765	—	—
Cash and cash equivalents	85,900	65,684	220,722	319,119
Investments	—	—	—	70,000
Total assets	1,846,162	1,416,632	855,515	389,403
Senior unsecured revolving credit facility	—	—	—	—
Term loan	100,000	—	—	—
Mortgage debt	368,508	251,539	143,570	—
Total shareholders' equity	1,312,951	1,113,251	686,912	379,426

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a REIT under the Code. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (our "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner.
Overview

2012 was a strong year for the U.S. hotel industry. Growing demand from business travel, a healthy recovery in leisure travel and increased international travel, combined with very limited new supply, resulted in 6.8% RevPAR growth. The strongest urban markets in the U.S. were San Francisco, California, Santa Monica, California and Portland, Oregon. Our RevPar growth for 2012 of 8.1% exceeded the industry's, as we benefited from our strategy of investing primarily in urban markets in major gateway cities and we continued to see positive results from our property renovations and the asset management and best practice initiatives we have implemented throughout our portfolio. Although a great deal of uncertainty remains regarding the debt ceiling and the political process in Washington, we believe that the industry and the Company will continue to benefit in 2013 from strong underlying fundamentals.
Significant highlights of activities for the year ended December 31, 2012 are as follows:
• Acquisitions - We acquired five properties for purchase prices aggregating $275.8 million. The properties we acquired are: the Hotel Zetta (formerly Hotel Milano) (April 4, 2012), the Hotel Vintage Park and the Hotel Vintage Plaza (both July 9, 2012), the W Los Angeles - Westwood (August 23, 2012), and a leasehold interest in the Hotel Palomar San Francisco (October 25, 2012).
• Investment in joint venture - In conjunction with the refinancing of the Manhattan Collection joint venture debt in December 2012, we made an additional equity contribution of $54.9 million in the joint venture and also loaned the venture $50.0 million through a partner loan.
• Senior unsecured credit facility - We amended our senior unsecured credit facility to increase the borrowing capacity to $300.0 million, of which $200.0 million is a revolving credit facility and $100.0 million is a term loan. We also extended the maturity date to July 2016 while also reducing overall borrowing costs.
• Mortgage loans - We refinanced the loans securing the Hotel Monaco Washington DC, the Argonaut Hotel and the Sofitel Philadelphia, receiving net proceeds of $10.0 million. We also assumed a $27.2 million mortgage loan in conjunction with the acquisition of the Hotel Palomar San Francisco and received proceeds of $81.0 million from a new mortgage loan on the Westin Gaslamp Quarter, San Diego.
•Equity offerings - We issued 9.7 million common shares for proceeds of $214.9 million, net of commissions and other offering costs.

•Renovations - We invested approximately $53.2 million to reposition our properties in 2012. Renovations began or were completed at the DoubleTree by Hilton Bethesda-Washington DC, The Grand Hotel Minneapolis, the Sir Francis Drake, InterContinental Buckhead, Westin Gaslamp Quarter, San Diego, Argonaut Hotel and Hotel Monaco Seattle. In November 2012, we closed the Hotel Milano for a complete renovation and repositioning of the hotel, including all guestrooms, public areas and the restaurant. The renovation is expected to be completed in the first quarter of 2013 and the hotel will be renamed Hotel Zetta upon reopening.
Recent Developments
In January 2013, we acquired the 337-suite Embassy Suites San Diego Bay - Downtown located in San Diego, California for $112.5 million. The acquisition was funded with $45.7 million of available cash and the assumption of a $66.8 million first mortgage loan.
Results of Operations
Results of operations for the year ended December 31, 2012 include the operating activities of our investment in joint venture and our 19 wholly owned hotels, including five hotels acquired in 2012 since their respective acquisition dates. We owned 14 hotel properties at December 31, 2011, six of which were acquired during 2011. The operating results for the year ended December 31, 2011 include our investment in joint venture from the date of our investment, July 29, 2011, through December 31, 2011. Results of operations for the year ended December 31, 2011, include the operating activities of 14 hotels including the six hotels acquired in 2011 since their respective acquisition dates. Results of operations for the year ended December 31, 2010, include the operating activities of the 8 hotels acquired in 2010 since their respective acquisition dates.
Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
Revenues — Total hotel revenues increased by $92.7 million. The eight hotels we owned throughout both periods contributed $13.9 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2011. The Sir Francis Drake and InterContinental Buckhead hotels had significant increases in both occupancy and ADR and the Sofitel Philadelphia and Grand Minneapolis hotels had significant increase in occupancy. The remaining $78.8 million of the increase in revenue was generated from the hotels which were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $60.2 million. The eight hotels we owned throughout both periods contributed $4.4 million of the increase, which is a result of higher occupancy and inflation offset by cost reduction initiatives. The remaining $55.8 million of the increase was generated from the hotels which were not owned throughout both periods.
Depreciation and amortization — Depreciation and amortization expense increased by approximately $11.8 million, primarily due to the additional depreciation for the hotels acquired in 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $4.7 million, primarily due to the hotels acquired in 2012 and an increase in real estate taxes generally throughout the portfolio.
Ground rent — Ground rent expense increased by $0.8 million due to the acquisition in 2012 of the Hotel Palomar San Francisco which is subject to a hotel lease, and increases in percentage rent in 2012 at both the Hotel Monaco Washington DC and Argonaut Hotel as a result of increases in revenues at these hotels.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $5.3 million, primarily as a result of increased legal fees, state and local franchise taxes, staffing and other costs related to growth in our portfolio and the $1.1 million management contract termination expense associated with the DoubleTree by Hilton Bethesda-Washington DC hotel during 2012. Share-based compensation expense also increased in 2012 as a result of the performance shares that were granted in 2012. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by approximately $1.2 million, primarily due to the acquisition costs incurred with the investment in the Manhattan Collection joint venture in 2011 that were not incurred in 2012. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity.
Interest expense — Interest expense increased by approximately $1.3 million as a result of higher debt balances offset by a decrease in unused fees on our revolving credit facility.

Equity in earnings (losses) of joint venture — Equity in earnings (losses) of joint venture increased by $3.6 million as a result of us owning the Manhattan Collection joint venture for all of 2012 as compared to a partial year in 2011.
Income tax (expense) benefit — Income tax expense increased by approximately $1.3 million as a result of an increase in the net income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders. The increase to non-controlling interest from 2011 to 2012 were due to the increase in net income during these periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $7.4 million. The Series B Preferred Shares were issued on September 14, 2011 and dividends were paid for a partial year in 2011, whereas dividends were paid for the entire year during 2012.
Comparison of the year ended December 31, 2011 to the year ended December 31, 2010
Revenues — Total hotel revenues increased by $230.2 million from 2010. The six hotels we acquired in 2011 contributed to approximately $102.3 million of this increase, and the balance was generated from the eight properties acquired in 2010 due to a full year of activity in 2011.
Hotel operating expenses — Total hotel operating expenses increased by $158.5 million from 2010. The six hotels we acquired in 2011 contributed to approximately $69.1 million of this increase, and the balance was generated from the eight properties acquired in 2010 due to a full year of activity in 2011.
Depreciation and amortization — Depreciation and amortization expense increased by approximately $25.2 million, primarily due to the additional depreciation for the six hotels acquired in 2011.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $10.7 million, primarily due to the additional hotels acquired in 2011 and an increase in real estate taxes generally throughout the portfolio.
Ground rent — Ground rent expense increased by approximately $1.7 million due to the acquisition of the Argonaut Hotel in February 2011. The Argonaut Hotel and Hotel Monaco Washington DC are subject to long-term ground leases.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $3.1 million, primarily as a result of increased legal fees, state and local franchise taxes, staffing and other costs related to growth in our portfolio. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by approximately $3.2 million, primarily because we acquired fewer wholly owned hotel properties in 2011 compared to 2010. Hotel acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our acquisition of hotel investments. As a result, these costs vary with our level of ongoing acquisition activity.
Interest income — Interest income decreased by approximately $2.2 million as a result of cash being used to acquire hotel properties resulting in lower average cash balance as well as a decrease in the interest rate on cash deposits.
Interest expense — Interest expense increased by $12.0 million, as we had six mortgage loans outstanding for all or part of 2011 as compared with three mortgage loans in place for all or part of 2010.
Equity in earnings (losses) of joint venture — In July 2011, we purchased an equity interest in the Manhattan Collection joint venture and recognized $2.3 million of income for our portion of the joint venture’s income for the period from July 29, 2011 (the date of our investment) to December 31, 2011.
Income tax (expense) benefit — Income tax expense increased by approximately $0.6 million as a result of an increase in the net income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There was no allocation of income or loss to these unit holders in 2010 as these units did not reach parity with the common shares until April 2011.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $10.4 million. We had no preferred shares outstanding in 2010.

Hotel Operating Statistics
The following table represents the pro-forma key hotel operating statistics for our wholly owned hotels for the years ended December 31, 2012 and 2011. This is for informational purposes only.

	For the year ended December 31,
	2012	2011
Total Portfolio
Pro forma Occupancy	79.1%	76.1%
Pro forma ADR	$200.73	$192.21
Pro forma RevPAR	$158.88	$146.35

This schedule includes information from all of the hotels we owned as of December 31, 2012, except for the Hotel Vintage Park and the Hotel Vintage Plaza for the first and second quarters of both 2012 and 2011, the W Los Angeles - Westwood and Hotel Palomar San Francisco for the first, second, and third quarters of both 2012 and 2011 and Hotel Zetta (formerly Hotel Milano) and our 49% ownership interest in the Manhattan Collection joint venture for all of 2012 and 2011. These hotel results for the respective periods may include information reflecting operational performance prior to our ownership of the hotels. We expect to include historical hotel results for Hotel Zetta (formerly Hotel Milano) after we have owned the hotel for one year.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets, the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization, including our share of the joint venture depreciation and amortization and gains (losses) from sales of real estate, both of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Net income (loss)	$26,508	$15,199	$(6,642)
Adjustments:
Depreciation and amortization	42,638	30,807	5,698
Depreciation and amortization from joint venture	9,856	3,931	—
FFO	$79,002	$49,937	$(944)
Distribution to preferred shareholders	(17,825)	(10,413)	—
FFO available to common share and unit holders	$61,177	$39,524	$(944)
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) to EBITDA for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
Net income (loss)	$26,508	$15,199	$(6,642)
Adjustments:
Interest expense	14,932	13,653	1,640
Interest expense from joint venture	13,160	5,680	—
Income tax expense (benefit)	1,866	564	(80)
Depreciation and amortization	42,794	30,945	5,776
Depreciation and amortization from joint venture	9,856	3,931	—
EBITDA	$109,116	$69,972	$694
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

Depreciation and Amortization

Hotel properties are carried at cost and depreciated using the straight-line method over an estimated useful life of 10 to 40 years for buildings, land improvements and building improvements and one to 10 years for furniture, fixtures and equipment. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract.

We are required to make subjective assessments as to the useful lives and classification of our properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact our results of operations.

Impairment

We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel's estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of our hotel properties, we make many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. We will adjust our assumptions with respect to the remaining useful life of the hotel property when circumstances change, such as an expiring ground lease or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.

Investment in Joint Venture

Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial variable interests that are not controllable through voting interests. Investments in joint ventures which we do not control but for which we have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method of accounting. We employ the equity accounting method because we do not control the joint venture and are not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We review the investment in our joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment.

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

Share-Based Compensation

We have adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds. We believe that the assumptions and estimates utilized are appropriate based on the information available to management at the time of grant.

Income Taxes

To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90 percent of our adjusted taxable income to our shareholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. We may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from our Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, investments in existing or new joint ventures, and debt principal payments and debt maturities, through the net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our operating partnership, secured and unsecured borrowings, and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable capital market conditions.
We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position and extend our debt maturities in the current low interest rate environment.
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of December 31, 2012, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred, if any, under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances, if any, under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement.

Debt Summary
Debt as of December 31, 2012 and 2011 consisted of the following (in thousands):

			Balance outstanding as of
Debt	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
Senior unsecured revolving credit facility	Floating(1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	—

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	51,022	51,805
Skamania Lodge	5.44%	February 2016	30,252	30,664
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,602	36,000
Hotel Monaco Washington DC	4.36%	February 2017	45,368	35,000
Argonaut Hotel	4.25%	March 2017	46,223	42,000
Sofitel Philadelphia	3.90%	June 2017	49,419	56,070
Hotel Palomar San Francisco	5.94%	September 2017	27,124	—
Westin Gaslamp Quarter, San Diego	3.69%	January 2020	81,000	—
Mortgage loans at stated value			366,010	251,539
Mortgage loan premium (3)			2,498	—
Total mortgage loans			368,508	251,539
Total debt			$468,508	$251,539

____________________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have a one-year extension option.

(2) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the full five-year term at 2.55%, based on our current leverage ratio.

(3) Includes a premium on the leasehold mortgage loan on the Hotel Palomar San Francisco which was a result of recording the mortgage at fair value in conjunction with our acquisition.
Issuance of Common Shares
On September 28, 2012, we and the Operating Partnership entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $170.0 million from time to time through any of the Sales Agents, acting as sales agent and/or principal (the "ATM Offering Program").
Upon entering into the Equity Distribution Agreements, we simultaneously terminated the equity distribution agreements we entered into with the same parties in connection with a prior “at the market” offering program established in May 2011.
The $170.0 million of common shares issuable pursuant to the ATM Offering Program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated September 28, 2012, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to the ATM Offering Program.

Before terminating the prior ATM program established in May 2011, we sold 4,519,087 shares under that program at an average price of $23.72 per share, raising $105.6 million, net of commissions.

On June 19, 2012, we issued in an underwritten public offering 5,175,000 common shares at a price of $22.10 per share, raising $109.8 million, net of the underwriting discount.

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
Cash provided by Operations. Our cash provided by operating activities was $77.2 million for the year ended December 31, 2012. Our cash from operations includes the operating activities of our 19 wholly owned hotels. Our cash provided by operating activities for the year ended December 31, 2011 was $48.1 million and relates principally to the 14 hotels we owned at December 31, 2011.
Cash used in Investing Activities. Our cash used in investing activities was $407.9 million for the year ended December 31, 2012. During the year ended December 31, 2012, we purchased five hotels for an aggregate of $248.0 million, invested $53.2 million in improvements to our hotel properties, made net investments in the Manhattan Collection joint venture of $105.3 million, placed a deposit of $4.0 million on one property under contract for purchase and had a decrease in restricted cash of $2.6 million. During the year ended December 31, 2011, we used $681.8 million of cash, of which we used $467.1 million to acquire six properties, invested $40.5 million in improvements to hotel properties, invested $169.4 million in the Manhattan Collection joint venture and had an increase in restricted cash of $4.6 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $350.9 million for the year ended December 31, 2012. We received net proceeds of $214.9 million from the issuance of 9.7 million common shares. We also received $100.0 million in proceeds from the term loan, received $224.0 million in proceeds from mortgage debt financings, repaid $136.7 million of mortgage debt, borrowed and repaid $120.0 million under our senior unsecured revolving credit facility, paid $44.8 million in distributions and paid $6.4 million in other transactions. For the year ended December 31, 2011, cash flows provided by financing activities were $478.6 million, which consisted of $443.9 million in net proceeds received from our issuance and sale of 10.9 million common shares and Series A and Series B Preferred Shares. We received $67.0 million of proceeds received from the mortgage debt placed on the Skamania Lodge and DoubleTree by Hilton Bethesda-Washington DC hotels, repaid $1.0 million in mortgage debt, borrowed and repaid $42.0 million under our senior unsecured revolving credit facility, paid $28.8 million in distributions and paid $2.4 million in other transactions.
Capital Investments
We maintain and intend to maintain all of our hotels, including each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and when applicable, in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.
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
In 2012, we invested $53.2 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $45.0 million to $55.0 million in capital investments in 2013. In November 2012, we closed the Hotel Milano for a complete renovation and repositioning of the hotel, including all guestrooms, public areas and the restaurant. During the year ended December 31, 2012, we invested approximately $6.4 million in the Hotel Milano. We expect to invest approximately $12.5 million for the entire renovation. We expect to complete the renovation of the Hotel Milano in the first quarter of 2013 and to rename it Hotel Zetta upon its reopening.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$435,563	$22,853	$47,362	$289,254	$76,094
Term loan (2)	111,850	2,585	5,171	104,094	—
Ground and hotel leases (3)	435,507	3,071	6,245	6,386	419,805
Purchase commitments (4)	6,126	6,126	—	—	—
Corporate office lease	529	283	246	—	—
Total	$989,575	$34,918	$59,024	$399,734	$495,899
 ____________________

(1)	Amounts include principal and interest.

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

(3)
The long-term ground leases on the Hotel Monaco Washington DC and the Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases with a minimum 2% per annum but no more than 4% per annum. The table reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments or percentage rent.

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

On December 27, 2012, the joint venture refinanced its existing loans totaling approximately $553.2 million with a new single $410.0 million loan, secured by five of the properties owned by the joint venture. The new loan bears interest at an annual fixed interest rate of 3.67% and requires interest only payments through maturity on January 5, 2018. In conjunction with the refinancing, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears a fixed interest rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time. The balance of the capital for the refinancing and closing costs was provided by us and our joint venture partner with our pro-rata equity contribution of $54.9 million.

The joint venture was in compliance with all debt covenants as of December 31, 2012. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose us to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. We believe we reduce the credit risk by transacting with major creditworthy financial institutions.
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of December 31, 2012, our derivative instruments are in a liability position, with an aggregate fair value of $0.3 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2012, there was $0.3 million in unrealized loss included in accumulated other comprehensive loss.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under guidance included in ASC 815 "Derivatives and Hedging."
The table below provides information about financial instruments that are sensitive to changes in interest rates, including mortgage obligations, bonds and lines of credit. For debt obligations, the table presents scheduled maturities, including annual amortization of principal, and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands).

	2013	2014	2015	2016	2017	Thereafter	Total
Liabilities
Fixed rate debt	$6,813	$7,444	$7,779	$117,313	$155,901	$70,760	$366,010
Average interest rate	3.69%	3.70%	3.70%	5.05%	3.34%	3.69%	3.98%
Variable rate debt	$—	$—	$—	$—	$100,000	$—	$100,000
Average interest rate (1)	—%	—%	—%	—%	2.55%	—%	2.55%
Total	$6,813	$7,444	$7,779	$117,313	$255,901	$70,760	$466,010

____________
(1) We entered into interest rate swaps to effectively fix the interest rate for the full five-year term at 2.55%, based on our current leverage ratio.
This table reflects indebtedness outstanding as of December 31, 2012 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2012, the estimated fair value of our fixed rate mortgage debt was $372.3 million.
As of December 31, 2012, we have no debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap.
Item 8. Consolidated Financial Statements and Supplementary Data.

See Financial Statements and index beginning on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting Financial Disclosure.
None.
Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

We acquired the Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park, Hotel Vintage Plaza, W Los Angeles - Westwood and Hotel Palomar San Francisco during 2012 and have excluded these properties from our assessment of effectiveness of internal control over financial reporting as of December 31, 2012 the internal controls over financial reporting of these hotels, which had an aggregate of hotel level assets and liabilities of $296.9 million and $42.8 million, respectively, and hotel revenues and expenses of $29.1 million and $20.7 million, respectively, as of and for the year ended December 31, 2012.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.

Additional Material Federal Income Tax Considerations
The following is a summary of additional material federal income tax considerations with respect to the ownership of our shares. This summary supplements and should be read together with the discussion under “Material Federal Income Tax Considerations” in the prospectus dated April 13, 2011 and filed as part of our Registration Statement on Form S-3 (No. 333-173468).
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our shares.
Taxation of Taxable U.S. Shareholders

For payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our shares received by U.S. shareholders who own their shares through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our shares received after December 31, 2016 by U.S. shareholders who own their shares through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
Taxation of Non-U.S. Shareholders
Whether or not non-U.S. shareholders are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes, for payments after December 31, 2013, a U.S. withholding tax at a 30% rate will be imposed on dividends paid on our shares received by certain non-U.S. shareholders if they held our shares through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed on proceeds from the sale of our shares received after December 31, 2016 by certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2013 Annual Meeting of Shareholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-25.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-26 through F-27.

Schedule III--Real Estate and Accumulated Depreciation

All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3. Exhibits

The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on February 21, 2012 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K filed on February 21, 2012 (File No. 001-34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2012 (File No. 001-34571)).

10.2*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.4*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.5*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

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

10.11*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.12*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012).

10.13*
Form of Share Award Agreement for executive officers (supersedes Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412) and Exhibits 10.1, 10.2, and 10.3 to the Registrant's Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.14
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15
Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16
Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.17
Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.18
Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.19
Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.20
Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.21
Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement was amended and restated in July 2012; See Exhibit 10.22 below).

10.22
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement supersedes Exhibit 10.21 above).

10.23
Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.24	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.25
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.26†	Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012.
10.27
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.28†
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC.

12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.

**	Furnished herewith.

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

(b) See Exhibit Index attached to this Annual Report on Form 10-K.
(c) The financial statements required by Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	February 21, 2013	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JON E. BORTZ	Chairman, President and Chief Executive Officer (principal executive officer)	February 21, 2013
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 21, 2013
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 21, 2013
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 21, 2013
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 21, 2013
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 21, 2013
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 21, 2013
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 21, 2013
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2013, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 21, 2013

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust's (Pebblebrook) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pebblebrook Hotel Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

During 2012, Pebblebrook acquired five hotel assets in separate transactions. Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, the internal control over financial reporting for the operations of five of their hotels (acquisition dates April 4, 2012, July 9, 2012, August 23, 2012 and October 25, 2012) comprising hotel level assets and liabilities of $296.9 million and $42.8 million, respectively, and hotel revenues and expenses of $29.1 million and $20.7 million, respectively, included in the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for these hotel level assets, liabilities, revenues, and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 21, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 21, 2013

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2012	December 31, 2011
ASSETS
Investment in hotel properties, net	$1,417,229	$1,127,484
Investment in joint venture	283,011	171,765
Ground lease asset, net	10,283	10,502
Cash and cash equivalents	85,900	65,684
Restricted cash	12,034	9,469
Hotel receivables (net of allowance for doubtful accounts of $28 and $71, respectively)	13,463	11,312
Deferred financing costs, net	5,753	3,487
Prepaid expenses and other assets	18,489	16,929
Total assets	$1,846,162	$1,416,632
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	—
Mortgage debt (including mortgage loan premium of $2,498 and $0, respectively)	368,508	251,539
Accounts payable and accrued expenses	47,364	33,333
Advance deposits	4,596	4,380
Accrued interest	1,328	1,000
Distribution payable	11,274	10,032
Total liabilities	533,070	300,284
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $225,000 at December 31, 2012 and December 31, 2011), 100,000,000 shares authorized; 9,000,000 shares issued and outstanding at December 31, 2012 and at December 31, 2011	90	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 60,955,090 issued and outstanding at December 31, 2012 and 50,769,024 issued and outstanding at December 31, 2011	610	508
Additional paid-in capital	1,362,349	1,142,905
Accumulated other comprehensive income (loss)	(300)	—
Distributions in excess of retained earnings	(49,798)	(30,252)
Total shareholders’ equity	1,312,951	1,113,251
Non-controlling interests	141	3,097
Total equity	1,313,092	1,116,348
Total liabilities and equity	$1,846,162	$1,416,632
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2012	2011	2010
Revenues:
Room	$239,218	$177,479	$32,804
Food and beverage	117,752	92,898	21,984
Other operating	23,718	17,610	2,973
Total revenues	380,688	287,987	57,761
Expenses:
Hotel operating expenses:
Room	63,213	47,570	9,718
Food and beverage	86,369	65,783	15,113
Other direct	12,236	8,353	1,288
Other indirect	99,766	79,648	16,724
Total hotel operating expenses	261,584	201,354	42,843
Depreciation and amortization	42,794	30,945	5,776
Real estate taxes, personal property taxes and property insurance	17,576	12,895	2,220
Ground rent	2,611	1,814	124
General and administrative	16,777	11,460	8,319
Hotel acquisition costs	2,234	3,392	6,581
Total operating expenses	343,576	261,860	65,863
Operating income (loss)	37,112	26,127	(8,102)
Interest income	224	868	3,020
Interest expense	(14,932)	(13,653)	(1,640)
Other	—	85	—
Equity in earnings (loss) of joint venture	5,970	2,336	—
Income (loss) before income taxes	28,374	15,763	(6,722)
Income tax (expense) benefit	(1,866)	(564)	80
Net income (loss)	26,508	15,199	(6,642)
Net income (loss) attributable to non-controlling interests	429	343	—
Net income (loss) attributable to the Company	26,079	14,856	(6,642)
Distributions to preferred shareholders	(17,825)	(10,413)	—
Net income (loss) attributable to common shareholders	$8,254	$4,443	$(6,642)
Net income (loss) per share available to common shareholders, basic and diluted	$0.14	$0.08	$(0.23)
Weighted-average number of common shares, basic	55,806,543	47,921,200	28,669,851
Weighted-average number of common shares, diluted	55,955,497	47,966,307	28,669,851

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2012	2011	2010

Comprehensive Income:
Net income (loss)	$26,508	$15,199	$(6,642)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(300)	—	—
Comprehensive income (loss)	26,208	15,199	(6,642)
Comprehensive income (loss) attributable to non-controlling interests	427	—	—
Comprehensive income (loss) attributable to the Company	$25,781	$15,199	$(6,642)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Shareholders' Equity
(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2009	—	$—	20,260,000	$203	$379,370	$—	$(147)	$379,426	$74	$379,500
Issuance of shares, net of offering costs	—	—	19,550,000	195	318,253	—	—	318,448	—	318,448
Issuance of common shares for Board of Trustee compensation	—	—	590	—	12	—	—	12	—	12
Share-based compensation	—	—	4,170	—	465	—	—	465	1,577	2,042
Distributions on common shares/units	—	—	—	—	—	—	(4,797)	(4,797)	(111)	(4,908)
Net income (loss)	—	—	—	—	—	—	(6,642)	(6,642)	—	(6,642)
Balance at December 31, 2010	—	$—	39,814,760	$398	$698,100	$—	$(11,586)	$686,912	$1,540	$688,452
Issuance of shares, net of offering costs	9,000,000	90	10,925,000	110	443,688	—	—	443,888	—	443,888
Issuance of common shares for Board of Trustee compensation	—	—	8,886	—	182	—	—	182	—	182
Repurchase of common shares	—	—	(6,496)	—	(140)	—	—	(140)	—	(140)
Share-based compensation	—	—	26,874	—	1,075	—	—	1,075	1,579	2,654
Distributions on common shares/units	—	—	—	—	—	—	(23,109)	(23,109)	(446)	(23,555)
Distributions on preferred shares	—	—	—	—	—	—	(10,413)	(10,413)	(14)	(10,427)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	95	95
Net income (loss)	—	—	—	—	—	—	14,856	14,856	343	15,199
Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	9,694,087	97	214,774	—	—	214,871	—	214,871
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,706)	—	(321)	—	—	(321)	—	(321)
Share-based compensation	—	—	52,789	1	2,635	—	—	2,636	1,579	4,215
Distributions on common shares/units	—	—	—	—	—	—	(27,800)	(27,800)	(446)	(28,246)
Distributions on preferred shares	—	—	—	—	—	—	(17,825)	(17,825)	(15)	(17,840)
Redemption of non-controlling interests	—	—	444,535	4	2,157	—	—	2,161	(4,503)	(2,342)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(300)	—	(300)	—	(300)
Net income (loss)	—	—	—	—	—	—	26,079	26,079	429	26,508
Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2012	2011	2010
Operating activities:
Net income (loss)	$26,508	$15,199	$(6,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	42,794	30,945	5,776
Share-based compensation	4,215	2,654	2,042
Amortization of deferred financing costs and mortgage loan premium	1,400	1,555	415
Amortization of ground lease	219	219	69
Equity in (earnings) loss from joint venture	(5,970)	(2,336)	—
Other	240	225	80
Changes in assets and liabilities:
Restricted cash, net	(1,547)	(408)	(1,886)
Hotel receivables	(1,321)	(6,426)	(2,712)
Prepaid expenses and other assets	2,679	(4,481)	(4,192)
Accounts payable and accrued expenses	7,740	10,715	10,491
Advance deposits	216	215	13
Net cash provided by (used in) operating activities	77,173	48,076	3,454
Investing activities:
Acquisition of hotel properties	(247,971)	(467,135)	(518,730)
Improvements and additions to hotel properties	(53,156)	(40,468)	(3,307)
Investment in joint venture	(105,277)	(169,430)	—
Deposit on hotel properties	(4,000)	—	(5,000)
Redemption of certificates of deposits	—	—	70,000
Purchase of corporate office equipment, software, and furniture	(47)	(148)	(497)
Restricted cash, net	2,582	(4,576)	(2,600)
Net cash provided by (used in) investing activities	(407,869)	(681,757)	(460,134)
Financing activities:
Gross proceeds from issuance of common shares	221,579	235,980	332,350
Gross proceeds from issuance of preferred shares	—	225,150	—
Payment of offering costs — common and preferred shares	(6,708)	(17,243)	(23,434)
Payment of deferred financing costs	(3,765)	(2,324)	(3,133)
Contributions from non-controlling interest	—	95	—
Borrowings under senior credit facility	120,000	42,000	—
Repayments under senior credit facility	(120,000)	(42,000)	—
Proceeds from term loan	100,000	—	—
Proceeds from mortgage debt	224,000	67,000	52,500
Repayments of mortgage debt	(136,704)	(1,031)	—
Repurchase of common shares	(321)	(140)	—
Redemption of non-controlling interests	(2,342)	—	—
Distributions — common shares/units	(27,002)	(22,244)	—
Distributions — preferred shares	(17,825)	(6,600)	—
Net cash provided by (used in) financing activities	350,912	478,643	358,283
Net change in cash and cash equivalents	20,216	(155,038)	(98,397)
Cash and cash equivalents, beginning of year	65,684	220,722	319,119
Cash and cash equivalents, end of period	$85,900	$65,684	$220,722
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
As of December 31, 2012, the Company owned interests in 25 hotels, including 19 wholly owned hotels with a total of 4,615 guest rooms and a 49% interest in a joint venture that owns six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2012, the Company owned 99.4% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.6% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
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
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. Should any of the hotels experience a significant decline in operational performance, it may affect the Company's ability to make distributions to our shareholders and service debt or meet other financial obligations.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 6 for disclosures on the fair value of debt and derivative instruments.
Investment in Hotel Properties
Upon acquisition of hotel properties, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets, assumed liabilities and leasehold interests, as applicable. Identifiable intangible assets or liabilities typically arise from contractual arrangement terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
Prepaid Expenses and Other Assets
The Company's prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, deposits on hotel acquisitions, inventories, over or under market leases, and corporate office equipment and furniture.
Deferred Financing Costs
Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with obtaining debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method over the remaining life of the debt, and is included in interest expense in the accompanying consolidated statements of operations.
Derivative Instruments
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as interest expense.
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

As of December 31, 2012 and 2011, the Company did not have any uncertain tax positions and had not incurred any interest or penalties on such positions during the periods presented. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expenses.
Share-based Compensation
The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Share-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds.
Non-controlling Interests of Common Units of Operating Partnership
Limited partner interests in the Operating Partnership other than those held by the Company, if any, are considered non-controlling interests. Generally, non-controlling interests are presented on the balance sheet as either shareholders equity or outside of shareholders equity depending upon specific provisions of the governing documents related to such an interest. The Operating Partnership may issue limited partnership interests as full or partial consideration to hotel sellers or to employees or other individuals for services performed. These limited partners will have redemption rights which will permit them to redeem their interests in exchange for cash or common shares, on a one-for-one basis, at the option of the Company. Because the Operating Partnership agreement permits the settlement of the redemption feature for unregistered common shares and because the Company will control the actions and events necessary to issue the number of shares that are required to be delivered at the redemption date, the non-controlling limited partner interests in the Operating Partnership are presented as a separate component of shareholder's equity on the balance sheet. The approximate redemption value of the non-controlling interests is equivalent to the units outstanding valued at the closing common share price at the end of the period, which we assume would be equal to the value provided to the limited partners upon liquidation of the Operating Partnership. The Company's revenues, expenses and net income or loss will include amounts attributable to both the controlling and non-controlling interests. Amounts attributable to non-controlling interests will be deducted from net income or loss to arrive at net income or loss attributable to common shareholders on the statement of operations.
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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.  Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income.  For the years ended December 31, 2012, 2011 and 2010, comprehensive income (loss) was $26.2 million, $15.2 million and $(6.6) million, respectively. As of December 31, 2012 and 2011, the Company's accumulated other comprehensive income (loss) was $(0.3) million and $0, respectively.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted ASU 2011-05 as of January 1, 2012 and disclosed comprehensive income in our consolidated statements of operations and comprehensive income. ASU 2011-05 affects financial statement presentation and has no impact on the Company's results of consolidated financial statements.
NOTE 3. ACQUISITION OF HOTEL PROPERTIES
On April 4, 2012, the Company acquired the 108-room Hotel Milano located in San Francisco, California for $29.8 million. The Company selected Viceroy Hotel Group as manager for the hotel. In November 2012, the Hotel Milano was closed for a complete renovation and repositioning of the hotel. The Company expects to complete the renovation of the Hotel Milano in the first quarter of 2013 and to rename it Hotel Zetta upon its reopening.
On July 9, 2012, the Company acquired, in a single transaction, the 125-room Hotel Vintage Park located in Seattle, Washington and the 117-room Hotel Vintage Plaza located in Portland, Oregon for $63.0 million. Both of these hotels will continue to be managed by Kimpton Hotels and Restaurants.
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
On October 25, 2012, the Company acquired a leasehold interest in the 196-room Hotel Palomar San Francisco located in San Francisco, California for $58.0 million. The acquisition was funded with $30.8 million of available cash and the assumption of a $27.2 million first mortgage loan. The hotel is subject to a long-term hotel lease agreement with an unaffiliated third party that expires in 2097. The hotel is required to pay the greater of an annual fixed rent (base plus basement rent) or a percentage of food and beverage revenues and gross hotel revenues excluding parking and food and beverage revenues in excess of certain thresholds, as defined in the agreement. The annual fixed rent is approximately $1.6 million, as adjusted for consumer price index "CPI" increases but in no event by less than 2% or more than 4% per year. The percentage rent based on food and beverage revenues ranges from 0% to 12% of food and beverage revenues and the percentage rent based on gross revenues ranges from 12% to 18% of gross revenues. The hotel will continue to be managed by Kimpton Hotels and Restaurants.
The Hotel Palomar San Francisco is subject to a long term lease of certain floors of the building. The rent due under the lease was determined to be above market, and, at acquisition, the Company recorded an above market rent lease liability of approximately $6.6 million that is amortized as a reduction to ground rent expense over the term of the lease. The Hotel Palomar San Francisco is also subject to a fixed rate mortgage that was determined to be above the current market interest rate. The Company recorded a $2.6 million mortgage loan premium for the above market interest that is amortized as a reduction in interest expense through the maturity date of the loan.
The allocation of fair value to the acquired assets and liabilities assumed is as follows (in thousands):

	Hotel Zetta (formerly Hotel Milano)	Hotel Vintage Park	Hotel Vintage Plaza	W Los Angeles - Westwood	Hotel Palomar San Francisco	Total
Land	$7,294	$8,170	$6,222	$24,403	$—	$46,089
Buildings and improvements	22,166	23,557	23,012	93,203	63,430	225,368
Furniture, fixtures and equipment	290	706	1,093	3,600	3,780	9,469
Above market rate contracts	—	—	—	—	(9,170)	(9,170)
Capital improvement reserve	—	—	—	3,600	—	3,600
Mortgage debt	—	—	—	—	(27,175)	(27,175)
Net working capital	7	118	123	(193)	(265)	(210)
Net assets acquired	$29,757	$32,551	$30,450	$124,613	$30,600	$247,971

The results of operations of Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park, Hotel Vintage Plaza, W Los Angeles - Westwood and Hotel Palomar San Francisco are included in the consolidated statements of operations beginning on their acquisition dates. The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2012 and 2011 as if the hotels and the interest in the joint venture acquired in 2012 and 2011 were acquired on January 1, 2011 and 2010, respectively. The following hotels pro forma results are included in the pro forma table below: Argonaut Hotel, Westin Gaslamp Quarter, San Diego, Hotel Monaco Seattle, Mondrian Los Angeles, Viceroy Miami, W Boston, Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park, Hotel Vintage Plaza, W Los Angeles - Westwood, and Hotel Palomar San Francisco. The pro forma results below exclude acquisition costs of $2.2 million and $3.4 million for the years ended December 31, 2012 and 2011, respectively. Purchase accounting for the Embassy Suites San Diego Bay-Downtown, which was acquired on January 29, 2013, is not complete and therefore the Company is currently unable to estimate the pro forma effects of this acquisition. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2011 or 2010 or the future results of operations (in thousands, except per-share data).

	For the year ended December 31,
	2012	2011
	(Unaudited)
Total revenues	$426,869	$401,044
Operating income (loss)	43,686	36,334
Net income (loss) attributable to common shareholders	12,954	9,486
Net income (loss) per share available to common shareholders — basic and diluted	$0.23	$0.16

NOTE 4. INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$236,287	$190,197
Buildings and improvements	1,141,347	887,217
Furniture, fixtures and equipment	107,938	86,138
Construction in progress	9,595	—
Investment in hotel properties	$1,495,167	$1,163,552
Less: Accumulated depreciation	(77,938)	(36,068)
Investment in hotel properties, net	$1,417,229	$1,127,484
In November 2012, the Company closed the Hotel Milano for a complete renovation and repositioning of the hotel, including all guestrooms, public areas and the restaurant. The Company expects to complete the renovation of the hotel in the first quarter of 2013 and to rename it Hotel Zetta upon its reopening.

NOTE 5. INVESTMENT IN JOINT VENTURE
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The transaction valued the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method.
On December 27, 2012, the joint venture refinanced its existing loans totaling approximately $553.2 million with a new single $410.0 million loan, secured by five of the properties owned by the joint venture. The new loan bears interest at an annual fixed interest rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. In conjunction with the refinancing, the Company provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears a fixed interest rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time. The balance of the capital for the refinancing and closing costs was provided by the Company and the joint venture partner with the Company's pro-rata equity contribution of $54.9 million. The Company's investment in the unsecured special loan to the joint venture is included in the investment in joint venture on the consolidated balance sheets. Interest income is recorded on the accrual basis and the Company's 49% pro-rata portion of the loan and related interest income is eliminated in consolidation.
As of December 31, 2012, the joint venture reported approximately $486.0 million in total assets, which represents the basis of the hotels prior to our investment. The joint venture's total liabilities and members' deficit include approximately $410.0 million in existing first mortgage debt, a $50 million unsecured special loan, and approximately $18.8 million of preferred capital which may be distributed to the Company's joint venture partner after October 29, 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
At the time of the Company’s investment in 2011, the estimated fair value of the hotel properties owned by the Manhattan Collection joint venture exceeded the carrying value. This basis difference between the Company’s investment in the joint venture and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimated life of the underlying assets and recognized as a component of equity in earnings (loss) of joint venture (referred to as the basis adjustment in the table below).

The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the years ended December 31, 2012 and 2011 are presented below (in thousands):

	For the year ended December 31,
	2012	2011
Revenues	$174,718	$82,124
Total expenses	158,394	75,992
Net income (loss)	$16,324	$6,132
Company’s 49% interest of net income (loss)	7,999	3,005
Basis adjustment	(2,062)	(669)
Interest income elimination	33	—
Equity in earnings (loss) in joint venture	$5,970	$2,336
NOTE 6. DEBT
Senior Unsecured Credit Facility
On July 13, 2012, the Company amended and restated the credit agreement that governs the Company's senior unsecured credit facility and the Company's unsecured term loan to increase the aggregate borrowing capacity to $300.0 million. The credit agreement provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2012 and 2011, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2012, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2012 and 2011, the Company incurred unused commitment fees of $0.9 million and $0.9 million, respectively.
Term Loan
On August 13, 2012, the Company drew the entire $100.0 million unsecured term loan provided for under its amended senior unsecured credit facility. The five-year term loan matures in July 2017 and bears interest at a variable rate, but was swapped to an effective fixed interest rate for the full five-year term (see “Derivative and Hedging Activities” below). As of December 31, 2012, the Company was in compliance with the credit agreement debt covenants.
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
As of December 31, 2012, the Company's interest rate swap derivative instruments were in a liability position, with an aggregate fair value of $0.3 million which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2012, there was $0.3 million in unrealized loss included in accumulated other comprehensive loss. During the year ended December 31, 2012, the Company reclassified $0.2 million from accumulated other comprehensive income to interest expense. The Company had an interest rate cap associated with the mortgage debt on the Sofitel Philadelphia at December 31, 2011. The estimated fair value of the interest rate cap was immaterial. The Sofitel Philadelphia mortgage was repaid during 2012 and the interest rate cap was terminated.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under a ground or hotel lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
On January 11, 2012, the Company obtained a $46.0 million first mortgage loan secured by the Company's leasehold interest under the ground lease on the Monaco Washington DC. A portion of the proceeds from this loan was used to repay the existing $35.0 million mortgage on this property. The loan has a term of five years, bears interest at 4.36% and requires monthly principal and interest payments of $0.2 million.
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
On February 1, 2012, the Company repaid the $56.1 million first mortgage loan on the Sofitel Philadelphia. On May 18, 2012, the Company obtained a $50.0 million first mortgage loan on the Sofitel Philadelphia. The loan has a term of five years, bears interest at 3.90% and requires monthly principal and interest payments of $0.3 million.
In conjunction with the Company's acquisition of the Hotel Palomar San Francisco on October 25, 2012, the Company assumed a $27.2 million first mortgage loan. The loan has a remaining term of five years, bears interest at 5.94% and requires monthly principal and interest payments of $0.2 million. As the loan's interest rate is above market for loans with comparable terms, the Company recorded a loan premium of $2.6 million, which is amortized to interest expense over the remaining term of the loan.
On December 27, 2012, the Company obtained a $81.0 million first mortgage loan secured by the Westin Gaslamp Quarter, San Diego. The loan has a term of seven years, bears interest at 3.69% and requires monthly principal and interest payments of $0.4 million.

Debt Summary
Debt as of December 31, 2012 and 2011 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2012	December 31, 2011
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating (1)	July 2017	100,000	—

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	51,022	51,805
Skamania Lodge	5.44%	February 2016	30,252	30,664
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,602	36,000
Hotel Monaco Washington DC	4.36%	February 2017	45,368	35,000
Argonaut Hotel	4.25%	March 2017	46,223	42,000
Sofitel Philadelphia	3.90%	June 2017	49,419	56,070
Hotel Palomar San Francisco	5.94%	September 2017	27,124	—
Westin Gaslamp Quarter, San Diego	3.69%	January 1, 2020	81,000	—
Mortgage loans at stated value			366,010	251,539
Mortgage loan premium			2,498	—
Total mortgage loans			$368,508	$251,539
Total debt			$468,508	$251,539

(1) We entered into interest rate swaps to effectively fix the interest rate for the full five-year term.
 The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage loans as of December 31, 2012 and 2011 was $372.3 million and $251.2 million, respectively.
The Company was in compliance with all debt covenants as of December 31, 2012.
Future scheduled debt principal payments for the Company's mortgage debt and term loan as of December 31, 2012 are as follows (in thousands):

2013	$6,813
2014	7,444
2015	7,779
2016	117,313
2017	255,901
Thereafter	70,760
Total debt principal payments	466,010
Premium on mortgage loan	2,498
Total debt	$468,508
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
During the year ended December 31, 2012, the Company issued 4,519,087 common shares at an average price of $23.72 per share under its $125.0 million at-the-market ("ATM") offering program and raised $105.6 million, net of commissions. On September 28, 2012, the Company filed a prospectus supplement with the SEC to sell up to $170.0 million in common shares under a new $170.0 million ATM program. At the same time, the Company terminated the $125.0 million ATM program which had $17.8 million in common shares remaining available for issuance. As of December 31, 2012, $170.0 million of common shares remained available for issuance under the $170.0 million ATM program.
On June 19, 2012, the Company issued 5,175,000 common shares at a price of $22.10 per share in an underwritten public offering and raised $109.8 million, net of the underwriting discount.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2012:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.12	March 31, 2012	March 30, 2012	April 16, 2012
$0.12	June 30, 2012	June 29, 2012	July 16, 2012
$0.12	September 30, 2012	September 28, 2012	October 15, 2012
$0.12	December 31, 2012	December 31, 2012	January 15, 2013
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of December 31, 2012 and 2011, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") and 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") outstanding.
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2012:

Security Type	Dividend per Share/Unit	For the quarter Ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2012	March 30, 2012	April 16, 2012
7.875% Series A	$0.49	June 30, 2012	June 29, 2012	July 16, 2012
7.875% Series A	$0.49	September 30, 2012	September 28, 2012	October 15, 2012
7.875% Series A	$0.49	December 31, 2012	December 31, 2012	January 15, 2013
8.00% Series B	$0.50	March 31, 2012	March 30, 2012	April 16, 2012
8.00% Series B	$0.50	June 30, 2012	June 29, 2012	July 16, 2012
8.00% Series B	$0.50	September 30, 2012	September 28, 2012	October 15, 2012
8.00% Series B	$0.50	December 31, 2012	December 31, 2012	January 15, 2013
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
As of December 31, 2012 and 2011, the Operating Partnership had 381,109 and 929,099 long-term incentive partnership units (“LTIP units”) outstanding, respectively, all of which have reached parity with other common Operating Partnership units. As of December 31, 2012, 547,990 of these LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above. On December 31, 2012, 444,535 LTIP units were redeemed for the same number of common shares and 103,455 LTIP units were redeemed for $2.3 million in cash.
NOTE 8. SHARE-BASED COMPENSATION PLAN
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. On July 10, 2012, the Company's shareholders approved an amendment and restatement of the Plan to increase the number of shares available to be issued under the Plan from 1,322,625 shares to 2,422,625 shares and extend the term of the Plan from December 6, 2019 to February 8, 2022. As of December 31, 2012, there were 1,124,972 common shares available for issuance under the Plan.

Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of December 31, 2012:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2010	15,000	$20.00
Granted	70,110	$20.98
Vested	(4,170)	$20.00
Forfeited	(2,500)	$20.00
Unvested at December 31, 2010	78,440	$20.88
Granted	79,330	$22.03
Vested	(26,874)	$20.83
Forfeited	(2,232)	$21.58
Unvested at December 31, 2011	128,664	$21.59
Granted	52,545	$23.15
Vested	(52,587)	$21.43
Forfeited	—	$—
Unvested at December 31, 2012	128,622	$22.19
The fair value of each service condition restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the years ended December 31, 2012, 2011 and 2010 the Company recognized approximately $1.5 million, $1.1 million and $0.5 million, respectively, of share-based compensation expense related to these restricted shares in the consolidated statements of operations. As of December 31, 2012, there was $1.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.
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
The performance measurements include share price and operating metrics which consist of: (1) the Company's total shareholder return relative to the total shareholder return of seven companies in a designated peer group ("Relative TSR"); (2) the Company's total shareholder return to established total shareholder return thresholds ("Absolute TSR"); and (3) the change in the gap between the Company's hotel-level earnings before interest, taxes, depreciation and amortization ("Hotel EBITDA") margin compared to that of a peer company. Dividends accumulate over the vesting period and are paid to the grantee once the number of vested shares is determined.
The Relative TSR and Absolute TSR measurements each represent 30 percent of the award and the Hotel EBITDA margin measurement represents 40 percent of the award. The Relative TSR and Absolute TSR measurements are market conditions and the Hotel EBITDA measurement is a performance condition as market and performance conditions are defined in ASC Topic 718.
On February 8, 2012, the Board of Trustees approved a grant of up to a maximum of 120,016 performance-based equity awards to certain officers of the Company (“officer awards”) and approved a target award of 12,102 performance-based equity awards to employees of the Company (“employee awards”). The fair values of the market conditions were determined using a Monte Carlo simulation method performed by a third-party valuation firm. The assumptions for determining the fair value of the Relative TSR and Absolute TSR components included: risk-free interest rate of 0.34%, dividend yield of 2.2%, and expected volatility of 33%. The simulations also considered the actual TSR performance of the Company's shares and the share performance of the peer group. The total grant date fair value per share of the market conditions for the officer awards and employee awards was $8.62 and $17.23, respectively. The grant date fair value of the performance condition was determined based on the closing share price on the date of grant times the target number of shares for this component of the award. The grant date fair value per share of the performance condition for both the officer awards and employee awards was $23.15. Compensation expense on the Hotel EBITDA component will be reassessed at each reporting date to determine whether and at what level the achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.
At December 31, 2012, the Company assessed the probable achievement of the performance condition and adjusted compensation expense to reflect the expected level of achievement. As of December 31, 2012, there was approximately $2.4 million of unrecognized compensation expense related to these awards, which is expected to be recognized over 2 years. For the year ended December 31, 2012, the Company recognized $1.1 million in expense related to these awards.
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
On December 14, 2009, concurrent with the Company's initial public offering, the Company granted 929,099 LTIP units to executives and employees of the Company. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued using a Monte Carlo simulation method model. The LTIP unit grants were valued at $8.50 per LTIP unit. Upon completion of the Company’s equity offering of common shares on April 6, 2011, the Company determined that a revaluation event occurred, as defined in the Internal Revenue Code, and all the LTIP units achieved full parity with the common Operating Partnership units with respect to liquidating distributions and all other purposes. These LTIP units are allocated their pro-rata share of the Company’s net income (loss).
As of December 31, 2012, the Company had 381,109 LTIP units outstanding, all of which have reached parity with common units but none have vested. All of the LTIP units were held by officers of the Company as of December 31, 2012. On December 31, 2012, the Company was notified that the LTIP unit holders had elected to redeem 547,990 vested LTIP units effective December 31, 2012. At the Company's election, on December 31, 2012, 444,535 vested LTIP units were redeemed for common shares and 103,455 vested LTIP units were redeemed for cash.
The Company recognized $1.6 million in share-based compensation expense related to the LTIP units for each of the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011 there was $3.1 million and $4.7 million, respectively, of total unrecognized share-based compensation expense related to LTIP units. The unrecognized share-based compensation expense at December 31, 2012 is expected to be recognized over the weighted-average remaining vesting period of 2 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
NOTE 9. INCOME TAXES
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. However, as a REIT, the Company is still subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable-REIT subsidiaries is subject to federal, state and local income taxes. PHL is a TRS of the Company and as such is required to pay federal and state income taxes as a regular C Corporation.
For the years ended December 31, 2012, 2011 and 2010, the Company's Operating Partnership income tax expense was $0.4 million, $0 and $0, respectively.

The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2012	2011	2010
Federal
Current	$1,048	$374	$—
Deferred	—	70	(70)
State and local
Current	412	110	—
Deferred	—	10	(10)
Income tax expense (benefit)	$1,460	$564	$(80)
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for our TRS is as follows (in thousands):

	For the year ended December 31,
	2012	2011	2010
Statutory federal tax expense (benefit)	$1,048	$444	$(70)
State income tax expense (benefit)	412	120	(10)
Income tax expense (benefit)	$1,460	$564	$(80)

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

The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2012	2011	2010
Numerator:
Net income (loss) attributable to common shareholders	$8,254	$4,443	$(6,642)
Less: dividends paid on unvested share-based compensation	(310)	(398)	(9)
Undistributed earnings attributable to share-based compensation	—	—	—
Net income (loss) available to common shareholders	$7,944	$4,045	$(6,651)
Denominator:
Weighted-average number of common shares — basic	55,806,543	47,921,200	28,669,851
Effect of dilutive share-based compensation	148,954	45,107	—
Weighted-average number of common shares — diluted	55,955,497	47,966,307	28,669,851

Net income (loss) per share available to common shareholders — basic	$0.14	$0.08	$(0.23)
Net income (loss) per share available to common shareholders — diluted	$0.14	$0.08	$(0.23)
For the year ended December 31, 2010, 78,440 unvested restricted shares were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from five years to 20 years, not including renewals, and five years to 40 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2012, 2011 and 2010, base and incentive management fees were $11.5 million, $8.1 million and $1.7 million, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2012 and 2011, the Company had $12.0 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
Ground and Hotel Leases

The Hotel Monaco Washington DC is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $0.2 million or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.
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
The Hotel Palomar San Francisco is subject to a long-term hotel lease for the right to use certain floors of the building. The hotel lease expires in 2097. The hotel is required to pay an annual fixed rent and percentage rent based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement.
Future minimum annual rental payments under operating leases, which assumes base or fixed rent for all periods and no assumptions for CPI adjustments, as of December 31, 2012 is as follows (in thousands):

2013	$3,071
2014	3,105
2015	3,140
2016	3,175
2017	3,211
Thereafter	419,805
Total	$435,507
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
NOTE 12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2012	2011	2010
	(in thousands)
Interest paid, net of capitalized interest	$13,440	$11,366	$956
Interest capitalized	$236	$—	$—
Income taxes paid	$1,877	$586	$—
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$7,461	$6,219	$4,908
Distributions payable on preferred shares	$3,813	$3,813	$—
Issuance of common shares for board of trustees compensation	$199	$182	$12
Mortgage loan assumed in connection with acquisition	$27,175	$42,000	$91,070
Above market rate contracts	$9,170	$—	$—
Deposit applied to purchase price of acquisition	$—	$5,000	$—
Accrued additions and improvements to hotel properties	$1,203	$2,171	$—
NOTE 13. SUBSEQUENT EVENTS

On January 29, 2013, the Company acquired the 337-suite Embassy Suites San Diego Bay-Downtown located in San Diego, California for $112.5 million. The acquisition was funded with $45.7 million of available cash and the assumption of a $66.8 million first mortgage loan.
On January 30, 2013, the Board of Trustees granted an aggregate of 59,245 service condition restricted share awards to executive officers and employees of the Company. These service condition restricted shares will vest over approximately 3 to 5 years based on the terms of the award.
On January 30, 2013, the Board of Trustees granted 72,118 performance-based share awards to executive officers and employees of the Company. The actual number of common shares issuable under the performance-based share awards will be based on certain performance goals stipulated in the agreements over the period from January 1, 2013 through December 31, 2015 and will be determined in early 2016.

NOTE 14. QUARTERLY OPERATING RESULTS (UNAUDITED)
The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2012 and 2011 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$77,474	$94,167	$104,305	$104,742
Net income (loss)	(2,837)	10,027	12,105	7,213
Net income (loss) attributable to the Company	(2,791)	9,864	11,918	7,088
Net income (loss) attributable to common shareholders	(7,247)	5,407	7,462	2,632
Net income (loss) per share available to common shareholders, basic and diluted	$(0.14)	$0.10	$0.13	$0.04

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$42,665	$73,110	$87,803	$84,409
Net income (loss)	(3,044)	4,299	5,838	8,106
Net income (loss) attributable to the Company	(3,044)	4,214	5,724	7,962
Net income (loss) attributable to common shareholders	(3,591)	1,753	2,825	3,456
Net income (loss) per share available to common shareholders, basic and diluted	$(0.09)	$0.03	$0.05	$0.07

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2012 (In thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumb-rances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life

DoubleTree by Hilton Bethesda-Washington DC	$35,602	$10,065	$53,000	$4,035	$6,624	$10,065	$57,225	$6,434	$73,724	$5,858	$67,866	1971	6/4/2010	3-40 years
Sir Francis Drake	—	22,500	60,547	6,953	13,798	22,500	68,802	12,496	103,798	8,084	95,714	1928	6/22/2010	1-40 years
InterContinental Buckhead	51,022	25,000	68,844	11,000	8,212	25,000	72,110	15,946	113,056	9,416	103,640	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC	45,368	—	60,630	2,441	3,625	—	63,118	3,578	66,696	4,518	62,178	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis	—	4,950	26,616	300	7,673	4,950	30,629	3,960	39,539	3,200	36,339	1912	9/29/2010	1-40 years
Skamania Lodge	30,252	7,129	44,987	3,523	3,173	7,130	46,868	4,814	58,812	3,906	54,906	1993	11/3/2010	3-40 years
Sheraton Delfina Santa Monica	—	18,784	81,580	2,295	8,139	18,784	85,239	6,775	110,798	5,776	105,022	1972	11/19/2010	3-40 years
Sofitel Philadelphia	49,419	18,000	64,256	4,639	2,944	18,000	65,532	6,307	89,839	4,872	84,967	2000	12/3/2010	3-40 years
Argonaut Hotel	46,223	—	79,492	4,247	4,178	—	81,550	6,367	87,917	5,263	82,654	1907	2/16/2011	3-40 years
Westin Gaslamp Quarter, San Diego	81,000	25,537	86,089	6,850	16,929	25,537	100,471	9,397	135,405	7,771	127,634	1987	4/6/2011	1-40 years
Hotel Monaco Seattle	—	10,105	38,888	2,073	5,526	10,105	41,484	5,003	56,592	2,761	53,831	1969	4/7/2011	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	6,219	20,306	113,632	8,961	142,899	6,212	136,687	1959	5/3/2011	3-40 years
Viceroy Miami	—	8,368	24,246	3,723	1,376	8,368	24,702	4,643	37,713	2,472	35,241	2009	5/26/2011	1-40 years
W Boston	—	19,453	63,893	5,887	1,526	19,453	64,566	6,740	90,759	4,599	86,160	2009	6/8/2011	2-40 years
Hotel Zetta (formerly Hotel Milano)	—	7,294	22,166	290	6,448	7,294	25,728	3,176	36,198	718	35,480	1913	4/4/2012	1-40 years
Hotel Vintage Park	—	8,170	23,557	706	74	8,170	23,561	776	32,507	511	31,996	1922	7/9/2012	3-40 years
Hotel Vintage Plaza	—	6,222	23,012	1,093	—	6,222	23,012	1,093	30,327	451	29,876	1894	7/9/2012	3-40 years
W Los Angeles - Westwood	—	24,403	93,203	3,600	172	24,403	93,203	3,772	121,378	1,108	120,270	1969	8/23/2012	3-40 years
Hotel Palomar San Francisco (1)	27,124	—	63,430	3,780	—	—	63,430	3,780	67,210	442	66,768	1907	10/25/2012	3-40 years
	$366,010	$236,286	$1,088,719	$73,526	$96,636	$236,287	$1,144,862	$114,018	$1,495,167	$77,938	$1,417,229

(1) Encumbrance on the Hotel Palomar San Francisco is presented at face value, which excludes loan premium of $2,498 at December 31, 2012.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation-Continued
As of December 31, 2012
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2009	$—
Acquisitions	602,075
Capital Expenditures	3,307
Balance at December 31, 2010	$605,382
Acquisitions	515,531
Capital Expenditures	42,639
Balance at December 31, 2011	$1,163,552
Acquisitions	280,927
Capital Expenditures	50,688
Balance at December 31, 2012	$1,495,167
Reconciliation of Accumulated Depreciation:
Balance at December 31, 2009	$—
Depreciation	5,668
Balance at December 31, 2010	$5,668
Depreciation	30,400
Balance at December 31, 2011	$36,068
Depreciation	41,870
Balance at December 31, 2012	$77,938

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on February 21, 2012 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended (incorporated by reference to Exhibit 3.3 to the Registrant's Annual Report on Form 10-K filed on February 21, 2012 (File No. 001-34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2012 (File No. 001-34571)).

10.2*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.3*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.4*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.5*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A, filed by the Registrant on November 10, 2009 (File No. 333-162412)).

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

10.11*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.12*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012).

10.13*
Form of Share Award Agreement for executive officers (supersedes Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412) and Exhibits 10.1, 10.2, and 10.3 to the Registrant's Current Report on Form 8-K filed on March 16, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.14
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.15
Assignment and Assumption of GSA Lease, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.16
Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.17
Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.18
Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.19
Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.20
Assignment and Assumption of Historical Lease, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.21
Amended and Restated Credit Agreement, dated as of June 3, 2011, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement was amended and restated in July 2012; See Exhibit 10.22 below).

10.22
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement supersedes Exhibit 10.21 above).

10.23
Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.24	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.25
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.26†	Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012.
10.27
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.28†
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC.

12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed electronically herewith.

**	Furnished herewith.

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