Form 10-Q
period 2013-03-31
Pebblebrook Hotel Trust
filed 2013-04-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2013
Common shares of beneficial interest ($0.01 par value per share)	61,412,400

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,535,458	$1,417,229
Investment in joint venture	276,378	283,011
Ground lease asset, net	10,228	10,283
Cash and cash equivalents	115,633	85,900
Restricted cash	13,152	12,034
Hotel receivables (net of allowance for doubtful accounts of $116 and $28, respectively)	20,278	13,463
Deferred financing costs, net	5,646	5,753
Prepaid expenses and other assets	18,955	18,489
Total assets	$1,995,728	$1,846,162
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $6,866 and $2,498, respectively)	437,837	368,508
Accounts payable and accrued expenses	48,031	47,364
Advance deposits	7,724	4,596
Accrued interest	1,876	1,328
Distribution payable	13,984	11,274
Total liabilities	609,452	533,070
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $315,000 and $225,000 at March 31, 2013 and December 31, 2012), 100,000,000 shares authorized; 12,600,000 shares issued and outstanding at March 31, 2013 and 9,000,000 issued and outstanding at December 31, 2012	126	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 61,007,735 issued and outstanding at March 31, 2013 and 60,955,090 issued and outstanding at December 31, 2012	610	610
Additional paid-in capital	1,449,797	1,362,349
Accumulated other comprehensive income (loss)	(195)	(300)
Distributions in excess of retained earnings	(64,539)	(49,798)
Total shareholders’ equity	1,385,799	1,312,951
Non-controlling interests	477	141
Total equity	1,386,276	1,313,092
Total liabilities and equity	$1,995,728	$1,846,162
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2013	2012
Revenues:
Room	$67,139	$46,855
Food and beverage	31,163	25,524
Other operating	6,612	5,095
Total revenues	104,914	77,474
Expenses:
Hotel operating expenses:
Room	18,858	13,493
Food and beverage	24,058	19,703
Other direct	3,276	2,751
Other indirect	28,852	22,146
Total hotel operating expenses	75,044	58,093
Depreciation and amortization	13,211	9,689
Real estate taxes, personal property taxes and property insurance	5,591	4,007
Ground rent	922	420
General and administrative	4,339	3,600
Hotel acquisition costs	920	238
Total operating expenses	100,027	76,047
Operating income (loss)	4,887	1,427
Interest income	634	6
Interest expense	(5,458)	(3,257)
Other	—	—
Equity in earnings (loss) of joint venture	(2,907)	(3,596)
Income (loss) before income taxes	(2,844)	(5,420)
Income tax (expense) benefit	2,598	2,583
Net income (loss)	(246)	(2,837)
Net income (loss) attributable to non-controlling interests	2	(46)
Net income (loss) attributable to the Company	(248)	(2,791)
Distributions to preferred shareholders	(4,668)	(4,456)
Net income (loss) attributable to common shareholders	$(4,916)	$(7,247)
Net income (loss) per share available to common shareholders, basic and diluted	$(0.08)	$(0.14)
Weighted-average number of common shares, basic	60,996,196	51,009,904
Weighted-average number of common shares, diluted	60,996,196	51,009,904

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2013	2012

Comprehensive Income:
Net income (loss)	$(246)	$(2,837)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	105	—
Comprehensive income (loss)	(141)	(2,837)
Comprehensive income (loss) attributable to non-controlling interests	3	(46)
Comprehensive income (loss) attributable to the Company	$(144)	$(2,791)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	1,407,079	14	31,859	—	—	31,873	—	31,873
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,595)	—	(318)	—	—	(318)	—	(318)
Share-based compensation	—	—	48,324	—	457	—	—	457	396	853
Distributions on common shares/units	—	—	—	—	—	—	(6,282)	(6,282)	(113)	(6,395)
Distributions on preferred shares	—	—	—	—	—	—	(4,456)	(4,456)	—	(4,456)
Net income (loss)	—	—	—	—	—	—	(2,791)	(2,791)	(46)	(2,837)
Balance at March 31, 2012	9,000,000	$90	52,219,193	$522	$1,175,102	$—	$(43,781)	$1,131,933	$3,334	$1,135,267

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	3,600,000	36	—	—	86,929	—	—	86,965	—	86,965
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	835	—	—	835	395	1,230
Distributions on common shares/units	—	—	—	—	—	—	(9,825)	(9,825)	(61)	(9,886)
Distributions on preferred shares	—	—	—	—	—	—	(4,668)	(4,668)	—	(4,668)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	105	—	105	—	105
Net income (loss)	—	—	—	—	—	—	(248)	(248)	2	(246)
Balance at March 31, 2013	12,600,000	$126	61,007,735	$610	$1,449,797	$(195)	$(64,539)	$1,385,799	$477	$1,386,276
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(246)	$(2,837)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,211	9,689
Share-based compensation	1,230	853
Amortization of deferred financing costs and mortgage loan premiums	20	421
Amortization of ground lease	22	54
Equity in (earnings) loss from joint venture	2,907	3,596
Other	162	62
Changes in assets and liabilities:
Restricted cash, net	(1,357)	372
Hotel receivables	(6,746)	(3,876)
Prepaid expenses and other assets	(4,136)	831
Accounts payable and accrued expenses	2,488	(332)
Advance deposits	3,128	1,762
Net cash provided by (used in) operating activities	10,683	10,595
Investing activities:
Acquisition of hotel properties	(41,716)	—
Improvements and additions to hotel properties	(15,296)	(17,005)
Investment in joint venture	3,307	—
Deposit on hotel properties	—	(3,000)
Purchase of corporate office equipment, software, and furniture	(6)	—
Restricted cash, net	239	282
Net cash provided by (used in) investing activities	(53,472)	(19,723)
Financing activities:
Gross proceeds from issuance of common shares	—	32,421
Gross proceeds from issuance of preferred shares	90,000	—
Payment of offering costs — common and preferred shares	(3,036)	(548)
Payment of deferred financing costs	(303)	(594)
Borrowings under senior credit facility	—	70,000
Repayments under senior credit facility	—	(70,000)
Proceeds from mortgage debt	—	93,000
Repayments of mortgage debt	(1,772)	(133,477)
Repurchase of common shares	(523)	(319)
Distributions — common shares/units	(7,388)	(6,219)
Distributions — preferred shares	(4,456)	(4,456)
Net cash provided by (used in) financing activities	72,522	(20,192)
Net change in cash and cash equivalents	29,733	(29,320)
Cash and cash equivalents, beginning of year	85,900	65,684
Cash and cash equivalents, end of period	$115,633	$36,364
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
As of March 31, 2013, the Company owned interests in 26 hotels, including 20 wholly owned hotels with a total of 4,960 guest rooms, and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2013, the Company owned 99.4% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.6% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
Hotel properties are recorded at cost and depreciated using the straight-line method over an estimated useful life of 10 to 40 years for buildings, land improvements, and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company’s results of operations.
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
Share-based Compensation
The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of our stock, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds.
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
Note 3. Acquisition of Hotel Properties
On January 29, 2013, the Company acquired the 337-suite Embassy Suites San Diego Bay-Downtown located in San Diego, California for $112.5 million. The acquisition was funded with $45.8 million of available cash and the assumption of a $66.7 million first mortgage loan. The fixed rate mortgage loan that was assumed was determined to have an interest rate that is above the current market interest rate. The Company recorded a $4.8 million mortgage loan premium for the above market interest that is amortized as a reduction in interest expense through the maturity of the loan.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands).

Embassy Suites San Diego Bay-Downtown
Land	$20,103
Buildings and improvements	90,162
Furniture, fixtures and equipment	6,881
Above market rate contracts	(4,751)
Mortgage debt	(66,732)
In place lease assets	66
Net working capital	39
Net assets acquired	$45,768

The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2013 and 2012 as if the hotels acquired in 2013 and 2012 were acquired on January 1, 2012 and 2011, respectively. The following hotels' pro forma results are included in the pro forma table below: Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park Seattle, Hotel Vintage Plaza Portland, W Los Angeles - Westwood, Hotel Palomar San Francisco and Embassy Suites San Diego Bay-Downtown. The pro forma results below excluded acquisition costs of $0.9 million and $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2012 and 2011 or the future results of operations (in thousands, except per-share data).

	For the three months ended March 31,
	2013	2012
	(Unaudited)
Total revenues	$106,550	$100,455
Operating income (loss)	5,106	3,728
Net income (loss) attributable to common shareholders	(5,344)	(5,136)
Net income (loss) per share available to common shareholders — basic and diluted	$(0.09)	$(0.09)

For the three months ended March 31, 2013, the Company's consolidated statements of operations included $4.2 million of revenues and $2.1 million of hotel operating expenses related to the operations of the Embassy Suites San Diego Bay - Downtown hotel acquired in 2013.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$256,389	$236,287
Buildings and improvements	1,243,323	1,141,347
Furniture, fixtures and equipment	120,482	107,938
Construction in progress	6,166	9,595
Investment in hotel properties	$1,626,360	$1,495,167
Less: Accumulated depreciation	(90,902)	(77,938)
Investment in hotel properties, net	$1,535,458	$1,417,229
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The transaction valued the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method.
On December 27, 2012, the Manhattan Collection joint venture refinanced its existing loans with a new, single $410.0 million loan, secured by five of the properties (excluding Affinia Dumont) owned by the joint venture. The new loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. In conjunction with the refinancing, the Company provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time. The unsecured special loan to the joint venture is included in the investment in joint venture on the consolidated balance sheets. Interest income is recorded on the accrual basis and the Company's 49% pro-rata portion of the special loan and related interest income is eliminated.
As of March 31, 2013, the joint venture reported approximately $475.1 million in total assets, which represents the basis of the hotels prior to our investment. The joint venture's total liabilities and members' deficit include approximately $410.0 million in existing first mortgage debt, a $50.0 million unsecured special loan, and approximately $16.1 million of preferred capital which may be distributed to the Company's joint venture partner after October 29, 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three months ended March 31, 2013 and 2012 are presented below (in thousands):

	For the three months ended March 31,
	2013	2012
Revenues	$33,224	$32,200
Total expenses	39,222	38,596
Net income (loss)	$(5,998)	$(6,396)
Company’s 49% interest of net income (loss)	(2,939)	(3,134)
Basis adjustment	(557)	(462)
Special loan interest income elimination	589	—
Equity in earnings (loss) in joint venture	$(2,907)	$(3,596)

On April 4, 2013, the joint venture obtained a $50.0 million first mortgage loan secured by the Affinia Dumont. The loan bears interest at an annual fixed rate of 3.14% and requires interest-only payments through maturity on May 1, 2018.
On April 10, 2013, the Company received a $23.0 million distribution from the joint venture.
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of March 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility. As of March 31, 2013, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2013 and 2012, the Company incurred unused commitment fees of $0.2 million and $0.2 million, respectively.
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

The Company records all derivative instruments at fair value in the consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of March 31, 2013, the Company's derivative instruments are in a liability position, with an aggregate fair value of $0.2 million which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2013, there was $0.2 million in unrealized loss included in accumulated other comprehensive loss. During the three months ended March 31, 2013, the Company reclassified $0.1 million from accumulated other comprehensive income to net income (loss) and is included in interest expense.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
In conjunction with the acquisition of the Embassy Suites San Diego Bay-Downtown, the Company assumed a $66.7 million first mortgage loan secured by the property. The loan has a remaining term of three years, bears interest at an annual fixed rate of 6.28% and requires monthly principal and interest payments of $0.5 million. As the loan's interest rate is above market for loans with comparable terms, the Company recorded a loan premium of $4.8 million, which is amortized to interest expense over the remaining term of the loan.
Debt Summary
Debt as of March 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,810	51,022
Skamania Lodge	5.44%	February 2016	30,138	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,473	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,608	—
Monaco Washington DC	4.36%	February 2017	45,174	45,368
Argonaut Hotel	4.25%	March 2017	45,950	46,223
Sofitel Philadelphia	3.90%	June 2017	49,117	49,419
Hotel Palomar San Francisco	5.94%	September 2017	27,039	27,124
Westin Gaslamp Quarter, San Diego	3.69%	January 2020	80,662	81,000
Mortgage loans at stated value			430,971	366,010
Mortgage loan premiums (2)			6,866	2,498
Total mortgage loans			$437,837	$368,508
Total debt			$537,837	$468,508

________________________
(1) We entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on our current leverage ratio.
(2) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco and Embassy Suites San Diego Bay - Downtown.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of March 31, 2013 and December 31, 2012 was $444.7 million and $372.3 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2013.
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
As of March 31, 2013, $170.0 million of common shares remained available for issuance under the $170.0 million at-the-market ("ATM") program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2013:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.16	March 31, 2013	April 1, 2013	April 15, 2013
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 18, 2013, the Company issued 3,600,000 shares of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") at a public offering price of $25.00 per share, for a total of approximately $87.1 million of net proceeds, after deducting the underwriting discount and other offering-related costs.
As of March 31, 2013, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 3,600,000 shares of its 6.50% Series C Preferred Shares outstanding. As of December 31, 2012, the Company had 5,600,000 shares of its 7.875% Series A Preferred Shares and 3,400,000 shares of its 8.00% Series B Preferred Shares outstanding.
The Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares. The outstanding Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may not optionally redeem the Series A Preferred Shares, Series B Preferred Shares, or Series C Preferred Shares prior to March 11, 2016, September 21, 2016, and March 18, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares, the share cap on each Series B Preferred Share is 3.4483 common shares, and the share cap on each Series C Preferred Share is 2.0325 common shares.
Preferred Dividends

The Company declared the following dividends on preferred shares for the three months ended March 31, 2013:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2013	April 1, 2013	April 15, 2013
8.00% Series B	$0.50	March 31, 2013	April 1, 2013	April 15, 2013
6.50% Series C	$0.12	March 31, 2013	April 1, 2013	April 15, 2013

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
As of March 31, 2013 and December 31, 2012, the Operating Partnership had 381,109 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of March 31, 2013, of the 381,109 LTIP units outstanding, 9,470 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan generally vest over three to five years. The Company pays dividends on unvested shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2013, there were 948,227 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition share activity as of March 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2013	128,622	$22.19
Granted	59,245	$24.74
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at March 31, 2013	122,675	$23.65
The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three months ended March 31, 2013 and 2012, the Company recognized approximately $0.4 million and $0.3 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2013, there was $2.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years.
Performance-Based Equity Awards
Performance-based equity awards granted to officers and employees cliff vest after three years if certain performance measurements are met. These awards also require continued employment and are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements.

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
The Relative TSR and Absolute TSR measurements each represent 30% of the award and the Hotel EBITDA margin measurement represents 40% of the award. The Relative TSR and Absolute TSR measurements are market conditions and the Hotel EBITDA measurement is a performance condition as market and performance conditions are defined in ASC Topic 718.
On January 30, 2013, the Board of Trustees approved a target award of 60,365 performance-based equity awards to certain officers of the Company (“officer awards”) and approved a target award of 11,753 performance-based equity awards to employees of the Company (“employee awards”). The actual number of common shares that ultimately vest will be determined in 2016 based on certain share price and operating performance metrics for the period from January 1, 2013 through December 31, 2015. The officer awards are subject to a maximum award cap; however, there is no maximum or cap of the number of shares which may vest on the employee awards. The fair values of the market conditions were determined using a Monte Carlo simulation method performed by a third-party valuation firm. The assumptions for determining the fair value of the Relative TSR and Absolute TSR components included: risk-free interest rate of 0.41%, dividend yield of 2.2%, and expected volatility of 31%. The simulations also considered the actual TSR performance of the Company's shares and the share performance of the peer group. The grant date fair value of the Relative TSR component was $9.53 per target share and the grant date fair value of the Absolute TSR component was $7.46 per target share. The grant date fair value of the Hotel EBITDA component was $24.74 and was determined based on the closing share price on the date of grant. Compensation expense on the Hotel EBITDA component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate. The grant date fair value of the officer and employee awards, based upon the estimated number of shares (the target awards) that are expected to vest, was $1.9 million.
The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2013, there was approximately $4.0 million of unrecognized compensation expense related to performance-based awards which will be recognized over 2.2 years. For the three months ended March 31, 2013 and 2012, the Company recognized $0.4 million and $0.1 million, respectively, in expense related to these awards.
Long-Term Incentive Partnership Units
LTIP units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Company’s Operating Partnership and receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. LTIP units are allocated their pro-rata share of the Company's net income (loss). Vested LTIP units may be converted by the holder, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
As of March 31, 2013, the Company had 381,109 LTIP units outstanding, all of which were held by officers of the Company. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model. As of March 31, 2013, of the 381,109 units outstanding, 9,470 LTIP units have vested.
The Company recognized $0.4 million in share-based compensation expense related to the LTIP units for both the three months ended March 31, 2013 and 2012. As of March 31, 2013, there was $2.7 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL’s income tax expense (benefit) for the three months ended March 31, 2013 using an estimated combined federal and state statutory tax rate of 41.0%. As of March 31, 2013, the Company had deferred tax assets of $2.6 million primarily due to current period tax net operating losses of PHL. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2013	2012
Numerator:
Net income (loss) attributable to common shareholders	$(4,916)	$(7,247)
Less: dividends paid on unvested share-based compensation	(79)	(83)
Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders	$(4,995)	$(7,330)
Denominator:
Weighted-average number of common shares — basic	60,996,196	51,009,904
Effect of dilutive share-based compensation	—	—
Weighted-average number of common shares — diluted	60,996,196	51,009,904

Net income (loss) per share available to common shareholders — basic	$(0.08)	$(0.14)
Net income (loss) per share available to common shareholders — diluted	$(0.08)	$(0.14)
For the three months ended March 31, 2013 and 2012, 130,130 and 204,995 unvested service condition restricted shares and performance based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $3.2 million and $2.1 million for the three months ended March 31, 2013 and 2012.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash

At March 31, 2013 and December 31, 2012, the Company had $13.2 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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

The Hotel Palomar San Francisco is subject to a long-term hotel lease for the right to use certain floors of the building. The hotel lease expires in 2097. The hotel is required to pay an annual base rent payment and a percentage rent payment, which is based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement.
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2013	2012
	(in thousands)
Interest paid, net of capitalized interest	$5,096	$2,906
Interest capitalized	$206	$—
Income taxes paid	$400	$232
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$9,960	$6,393
Distributions payable on preferred shares	$4,024	$3,813
Issuance of common shares for board of trustees compensation	$207	$199
Mortgage loan assumed in connection with acquisition	$66,732	$—
Above market rate contracts assumed in connection with acquisition	$4,751	$—
Deposit applied to purchase price of acquisition	$4,000	$—
Accrued additions and improvements to hotel properties	$1,229	$2,493
Note 13. Subsequent Events
On April 12, 2013, the Company issued an additional 400,000 shares of its Series C Preferred Shares at a public offering price of $25.00 per share. Net proceeds, after deducting the underwriting discount and other offering-related costs, were approximately $9.6 million.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and the risk of changes in laws affecting REITs;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and overruns; and

•	the other factors discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated elsewhere in this report.
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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of March 31, 2013, the Company owned interests in 26 hotels, including 20 wholly owned hotels, with a total of 4,960 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.
During the three months ended March 31, 2013, we raised approximately $87.1 million of net proceeds from the issuance of 3.6 million shares of 6.5% Series C Preferred Shares.

During the three months ended March 31, 2013, we acquired one hotel property, the 337-suite Embassy Suites San Diego Bay-Downtown for $112.5 million.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $30.0 million to $40.0 million for the remainder of 2013 on renovation and repositioning projects and other capital improvements.
The U.S. lodging industry has continued to exhibit positive fundamentals through the first three months of 2013. While concerns continue about tepid economic growth, global volatility and government fiscal deficits, U.S. employment levels, housing markets, and consumer confidence have improved.
The strength in corporate transient, group and leisure travel, specifically in the major urban markets, has continued to drive increases in occupancy and average daily rates. Nationally, new hotel supply remains at historically low levels and is expected to remain low given the lack of available financing for new hotel construction. We continue to believe that we will see a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three months ended March 31, 2013 and 2012. This is for informational purposes only.

	For the three months ended March 31,
	2013	2012
Total Portfolio
Same-Property Occupancy	78.0%	73.5%
Same-Property ADR	$199.89	$193.94
Same-Property RevPAR	$155.89	$142.53
____________
This schedule of hotel results for the three months ended March 31, includes information from all of the hotels we owned as of March 31, 2013, except for the Hotel Zetta (formerly Hotel Milano) and our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. The hotel results for the respective periods may include information reflecting operational performance prior to the Company's ownership of the hotels. The Company expects to include historical hotel results for the Hotel Zetta after the Company has owned the hotel for one year.
Results of Operations
Results of operations for the three months ended March 31, 2013 include the operating activities of our 20 wholly owned hotels, including one hotel acquired in 2013 since its acquisition date. Results of operations for three months ended March 31, 2012 include the operating activities of the 14 wholly owned hotels owned at March 31, 2012. The Company's results of operations are not directly comparable to corresponding periods in the prior year due to hotel acquisitions during these periods. In order to provide information on a comparable basis, below we provide the results that reflect changes resulting from hotel acquisitions as well as changes for properties owned throughout both of the periods being compared.
Comparison of three months ended March 31, 2013 to three months ended March 31, 2012

Revenues — Total hotel revenues increased by $27.4 million. The 14 hotels we owned throughout both periods contributed $5.8 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2012. The Sheraton Delfina Santa Monica and Mondrian Los Angeles hotels had significant increases in occupancy and ADR. The remaining $21.6 million of the increase in revenue was generated from the hotels which were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $17.0 million. The 14 hotels we owned throughout both periods contributed $2.0 million of the increase, which is a result of higher occupancy and inflation offset by cost reduction initiatives. The remaining $15.0 million of the increase was generated from the hotels which were not owned throughout both periods.
Depreciation and amortization — Depreciation and amortization expense increased by approximately $3.5 million primarily due to the additional depreciation for the hotels acquired in 2012, all of which were acquired after the first quarter of 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by approximately $1.6 million primarily due to the hotels acquired in 2012 (all of which were acquired after the first quarter of 2012) and an increase in real estate taxes throughout the portfolio.
Ground rent — Ground rent expense increased by $0.5 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012 which is subject to a long-term hotel lease arrangement.
Corporate general and administrative — Corporate general and administrative expenses increased by approximately $0.7 million primarily as a result of an increase in employee compensation costs and management company transition expenses related to the Embassy Suites San Diego Bay-Downtown offset in part by a decrease in legal costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by approximately $0.7 million primarily reflecting more acquisition activities during the period than the prior year. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by approximately $0.6 million as a result of additional interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by approximately $2.2 million as a result of higher debt balances.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture decreased by $0.7 million primarily due to lower interest expense at the joint venture resulting from lower borrowings.
Income tax (expense) benefit — Income tax benefit remained consistent with the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal changes to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.2 million as a result of the issuance of the Series C Preferred Shares on March 18, 2013. There were no Series C Preferred Shares outstanding in 2012.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(246)	$(2,837)
Adjustments:
Depreciation and amortization	13,169	9,651
Depreciation and amortization from joint venture	2,606	2,427
FFO	$15,529	$9,241
Distribution to preferred shareholders	$(4,668)	$(4,456)
FFO available to common share and unit holders	$10,861	$4,785

EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	For the three months ended March 31,
	2013	2012
Net income (loss)	$(246)	$(2,837)
Adjustments:
Interest expense	5,458	3,257
Interest expense from joint venture	2,021	3,313
Income tax expense (benefit)	(2,598)	(2,583)
Depreciation and amortization	13,211	9,689
Depreciation and amortization from joint venture	2,606	2,427
EBITDA	$20,452	$13,266
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
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Liquidity and Capital Resources

We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facility. We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, service debt and fund dividends in accordance with the REIT requirements of the federal income tax laws.
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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of March 31, 2013, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred, if any, under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances, if any, under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to fix the interest rate at 2.55% of the term loan for the full five-year term.
Debt Summary
Debt as of March 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,810	51,022
Skamania Lodge	5.44%	February 2016	30,138	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,473	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,608	—
Monaco Washington DC	4.36%	February 2017	45,174	45,368
Argonaut Hotel	4.25%	March 2017	45,950	46,223
Sofitel Philadelphia	3.90%	June 2017	49,117	49,419
Hotel Palomar San Francisco	5.94%	September 2017	27,039	27,124
Westin Gaslamp Quarter, San Diego	3.69%	January 2020	80,662	81,000
Mortgage loans at stated value			430,971	366,010
Mortgage loan premiums (3)			6,866	2,498
Total mortgage loans			$437,837	$368,508
Total debt			$537,837	$468,508
_____________

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
(3) Include premiums on the leasehold mortgage loan on the Hotel Palomar San Francisco and the loan on the Embassy Suites San Diego Bay - Downtown as a result of recording the mortgages at fair value at acquisition.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $10.7 million for the three months ended March 31, 2013. Our cash from operations includes the operating activities of the 20 wholly owned hotels. Our cash provided by operating activities for the three months ended March 31, 2012 was $10.6 million and relates principally to the 14 hotels we owned at March 31, 2012.
Cash used in Investing Activities. Our cash used in investing activities was $53.5 million for the three months ended March 31, 2013. During the three months ended March 31, 2013, we purchased one hotel using cash of $41.7 million, invested $15.3 million in improvements to our hotel properties, and had a decrease in restricted cash of $0.2 million. During the three months ended March 31, 2012, we used $19.7 million of cash, of which we invested $17.0 million in improvements to hotel properties, placed a deposit of $3.0 million on one property under contract for purchase, and had a decrease in restricted cash of $0.3 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $72.5 million for the three months ended March 31, 2013. We received net proceeds of $87.0 million from the issuance of 3.6 million Series C Preferred Shares and paid $11.8 million in distributions. For the three months ended March 31, 2012, cash flows used in financing activities was $20.2 million, which consisted of net proceeds of $31.9 million from the issuance of 1.4 million common shares. We also received $93.0 million in proceeds from mortgage debt refinancings, repaid $133.5 million of mortgage debt, borrowed and repaid $70.0 million under our senior unsecured revolving credit facility, and paid $10.7 million in distributions.
Capital Investments
We maintain and intend to continue maintaining all of our hotels, including each hotel that we acquire in the future, in good repair and condition and in conformity with applicable laws and regulations and when applicable, in accordance with the franchisor’s standards and the agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.
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
For the three months ended March 31, 2013, we invested $15.3 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $30.0 million to $40.0 million in capital investments through the remainder of 2013. In late February 2013, the renovation of the Hotel Milano was completed and the hotel was re-opened as Hotel Zetta.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$510,261	$29,089	$168,258	$238,264	$74,650
Term loan (2)	111,213	2,585	5,178	103,450	—
Ground leases (3)	441,215	3,127	6,359	6,502	425,227
Purchase commitments (4)	1,353	1,353	—	—	—
Corporate office lease	460	286	174	—	—
Total	$1,064,502	$36,440	$179,969	$348,216	$499,877
 ____________________

(1)	Amounts include principal and interest.

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

On December 27, 2012, the joint venture refinanced its existing loans with a new, single $410.0 million loan, secured by five of the properties (excluding Affinia Dumont) owned by the joint venture. The new loan bears interest at an annual fixed rate of 3.67% and requires interest only payments through maturity on January 5, 2018. In conjunction with the re-financing, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 5, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

On April 4, 2013, the joint venture obtained a $50.0 million first mortgage loan secured by the Affinia Dumont. The loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018.

The joint venture was in compliance with all debt covenants as of March 31, 2013. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of March 31, 2013, our derivative instruments are in a liability position, with an aggregate fair value of $0.2 million, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of March 31, 2013, there was $0.2 million in unrealized loss included in accumulated other comprehensive loss.
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
As of March 31, 2013, we have no unhedged debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swaps.
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
Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2013 - January 31, 2013	14,458	$23.10
February 1, 2013 - February 28, 2013	—	$—
March 1, 2013 - March 31, 2013	7,186	$24.40
Total	21,644	$23.53
___________
(1) Amounts in this column represent shares sold to the Company as payment of tax withholding due upon vesting of restricted common shares.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1*	Declaration of Trust, as amended and supplemented, of the Registrant.
3.2*	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	April 25, 2013	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1*	Declaration of Trust, as amended and supplemented, of the Registrant.
3.2*	First Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

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