Form 10-Q
period 2013-06-30
Pebblebrook Hotel Trust
filed 2013-07-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2013
Common shares of beneficial interest ($0.01 par value per share)	61,586,729

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,530,629	$1,417,229
Investment in joint venture	255,711	283,011
Ground lease asset, net	10,173	10,283
Cash and cash equivalents	151,592	85,900
Restricted cash	13,802	12,034
Hotel receivables (net of allowance for doubtful accounts of $218 and $28, respectively)	25,538	13,463
Deferred financing costs, net	5,262	5,753
Prepaid expenses and other assets	24,263	18,489
Total assets	$2,016,970	$1,846,162
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $6,377 and $2,498, respectively)	435,319	368,508
Accounts payable and accrued expenses	54,190	47,364
Advance deposits	8,047	4,596
Accrued interest	1,815	1,328
Distribution payable	15,202	11,274
Total liabilities	614,573	533,070
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $325,000 and $225,000 at June 30, 2013 and December 31, 2012), 100,000,000 shares authorized; 13,000,000 shares issued and outstanding at June 30, 2013 and 9,000,000 issued and outstanding at December 31, 2012	130	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 61,179,028 issued and outstanding at June 30, 2013 and 60,955,090 issued and outstanding at December 31, 2012	612	610
Additional paid-in capital	1,464,904	1,362,349
Accumulated other comprehensive income (loss)	1,500	(300)
Distributions in excess of retained earnings	(65,648)	(49,798)
Total shareholders’ equity	1,401,498	1,312,951
Non-controlling interests	899	141
Total equity	1,402,397	1,313,092
Total liabilities and equity	$2,016,970	$1,846,162
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues:
Room	$83,400	$59,632	$150,539	$106,487
Food and beverage	35,228	28,870	66,391	54,394
Other operating	7,673	5,665	14,285	10,760
Total revenues	126,301	94,167	231,215	171,641
Expenses:
Hotel operating expenses:
Room	20,847	14,983	39,705	28,476
Food and beverage	25,417	20,417	49,475	40,120
Other direct	3,449	2,955	6,725	5,706
Other indirect	31,412	23,792	60,264	45,938
Total hotel operating expenses	81,125	62,147	156,169	120,240
Depreciation and amortization	13,565	9,998	26,776	19,687
Real estate taxes, personal property taxes and property insurance	5,641	4,032	11,232	8,039
Ground rent	2,755	537	3,677	957
General and administrative	4,246	4,810	8,585	8,410
Hotel acquisition costs	241	588	1,161	826
Total operating expenses	107,573	82,112	207,600	158,159
Operating income (loss)	18,728	12,055	23,615	13,482
Interest income	660	23	1,294	29
Interest expense	(5,925)	(3,465)	(11,383)	(6,722)
Equity in earnings (loss) of joint venture	3,115	3,080	208	(516)
Income (loss) before income taxes	16,578	11,693	13,734	6,273
Income tax (expense) benefit	(1,647)	(1,666)	951	917
Net income (loss)	14,931	10,027	14,685	7,190
Net income (loss) attributable to non-controlling interests	97	163	99	117
Net income (loss) attributable to the Company	14,834	9,864	14,586	7,073
Distributions to preferred shareholders	(6,104)	(4,457)	(10,772)	(8,913)
Net income (loss) attributable to common shareholders	$8,730	$5,407	$3,814	$(1,840)
Net income (loss) per share available to common shareholders, basic and diluted	$0.14	$0.10	$0.06	$(0.04)
Weighted-average number of common shares, basic	61,082,770	52,908,195	61,039,721	51,959,049
Weighted-average number of common shares, diluted	61,196,396	52,927,862	61,195,034	51,959,049

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Comprehensive Income:
Net income (loss)	$14,931	$10,027	$14,685	$7,190
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	1,695	—	1,800	—
Comprehensive income (loss)	16,626	10,027	16,485	7,190
Comprehensive income (loss) attributable to non-controlling interests	107	163	110	117
Comprehensive income (loss) attributable to the Company	$16,519	$9,864	$16,375	$7,073
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	6,619,527	66	142,226	—	—	142,292	—	142,292
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,595)	—	(319)	—	—	(319)	—	(319)
Share-based compensation	—	—	48,324	—	1,011	—	—	1,011	790	1,801
Distributions on common shares/units	—	—	—	—	—	—	(13,191)	(13,191)	(223)	(13,414)
Distributions on preferred shares	—	—	—	—	—	—	(8,913)	(8,913)	(8)	(8,921)
Net income (loss)	—	—	—	—	—	—	7,073	7,073	117	7,190
Balance at June 30, 2012	9,000,000	$90	57,431,641	$574	$1,286,022	$—	$(45,283)	$1,241,403	$3,773	$1,245,176

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	171,293	2	101,192	—	—	101,234	—	101,234
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	1,679	—	—	1,679	790	2,469
Distributions on common shares/units	—	—	—	—	—	—	(19,664)	(19,664)	(122)	(19,786)
Distributions on preferred shares	—	—	—	—	—	—	(10,772)	(10,772)	(9)	(10,781)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,800	—	1,800	—	1,800
Net income (loss)	—	—	—	—	—	—	14,586	14,586	99	14,685
Balance at June 30, 2013	13,000,000	$130	61,179,028	$612	$1,464,904	$1,500	$(65,648)	$1,401,498	$899	$1,402,397
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$14,685	$7,190
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,776	19,687
Share-based compensation	2,469	1,801
Amortization of deferred financing costs and mortgage loan premiums	(62)	771
Non-cash ground rent	1,740	109
Equity in (earnings) loss from joint venture	976	516
Other	330	129
Changes in assets and liabilities:
Restricted cash, net	(1,015)	(86)
Hotel receivables	(12,108)	(4,606)
Prepaid expenses and other assets	(5,562)	(547)
Accounts payable and accrued expenses	5,916	5,484
Advance deposits	3,451	1,619
Net cash provided by (used in) operating activities	37,596	32,067
Investing activities:
Acquisition of hotel properties	(41,716)	(29,757)
Improvements and additions to hotel properties	(22,651)	(29,703)
Investment in joint venture, net	26,291	289
Deposit on hotel properties	(3,000)	(4,000)
Purchase of corporate office equipment, software, and furniture	(29)	(8)
Restricted cash, net	(753)	1,221
Net cash provided by (used in) investing activities	(41,858)	(61,958)
Financing activities:
Gross proceeds from issuance of common shares	4,812	147,631
Gross proceeds from issuance of preferred shares	100,000	—
Payment of offering costs — common and preferred shares	(3,578)	(5,339)
Payment of deferred financing costs	(327)	(1,018)
Borrowings under senior credit facility	—	95,000
Repayments under senior credit facility	—	(95,000)
Proceeds from mortgage debt	—	143,000
Repayments of mortgage debt	(3,800)	(134,324)
Repurchase of common shares	(523)	(319)
Distributions — common shares/units	(17,230)	(12,613)
Distributions — preferred shares	(9,400)	(8,913)
Net cash provided by (used in) financing activities	69,954	128,105
Net change in cash and cash equivalents	65,692	98,214
Cash and cash equivalents, beginning of year	85,900	65,684
Cash and cash equivalents, end of period	$151,592	$163,898
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
As of June 30, 2013, the Company owned interests in 26 hotels, including 20 wholly owned hotels with a total of 4,960 guest rooms, and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; and West Hollywood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P., (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2013, the Company owned 99.4% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.6% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, interest rate swap derivatives, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 6 for disclosures on the fair value of debt and derivative instruments.
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

The following unaudited pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2013 and 2012 as if the hotels acquired in 2013 and 2012 were acquired on January 1, 2012 and 2011, respectively. The following hotels' pro forma results are included in the pro forma table below: Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park Seattle, Hotel Vintage Plaza Portland, W Los Angeles - Westwood, Hotel Palomar San Francisco and Embassy Suites San Diego Bay-Downtown. The pro forma results below excluded acquisition costs of zero and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2013 and 2012, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2012 and 2011 or the future results of operations (in thousands, except per-share data).

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Total revenues	$126,301	$118,032	$232,850	$218,486
Operating income (loss)	18,728	16,021	24,074	19,747
Net income (loss) attributable to common shareholders	8,730	8,754	2,966	3,203
Net income (loss) per share available to common shareholders — basic and diluted	$0.14	$0.14	$0.05	$0.05

For the three and six months ended June 30, 2013, the Company's consolidated statements of operations included $5.2 million and $9.4 million of revenues, respectively and $3.1 million and $5.2 million of hotel operating expenses, respectively, related to the operations of the Embassy Suites San Diego Bay - Downtown hotel acquired in 2013.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$256,389	$236,287
Buildings and improvements	1,250,555	1,141,347
Furniture, fixtures and equipment	122,823	107,938
Construction in progress	5,074	9,595
Investment in hotel properties	$1,634,841	$1,495,167
Less: Accumulated depreciation	(104,212)	(77,938)
Investment in hotel properties, net	$1,530,629	$1,417,229
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

On April 10, 2013, the Company received a $23.0 million distribution from the proceeds of the Affinia Dumont debt financing. This distribution is presented as an investing activity in the Company's consolidated statements of cash flows.
As of June 30, 2013, the joint venture reported approximately $505.3 million in total assets, which represents the basis of the hotels prior to our investment. The joint venture's total liabilities and members' deficit include approximately $460.0 million in existing first mortgage debt, a $50.0 million unsecured special loan and approximately $40.0 million of preferred capital, which may be distributed to the Company's joint venture partner after October 29, 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and six months ended June 30, 2013 and 2012 are presented below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues	$45,345	$46,230	$78,569	$78,430
Total expenses	40,170	39,004	79,392	77,600
Net income (loss)	$5,175	$7,226	$(823)	$830
Company’s 49% interest of net income (loss)	2,536	3,541	(403)	407
Basis adjustment	(17)	(461)	(574)	(923)
Special loan interest income elimination	596	—	1,185	—
Equity in earnings (loss) in joint venture	$3,115	$3,080	$208	$(516)

Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of June 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility. As of June 30, 2013, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2013, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2012, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively.
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
As of June 30, 2013, the Company's derivative instruments are in an asset position, with an aggregate fair value of $1.5 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the six months ended June 30, 2013, there was $1.8 million in unrealized gain recorded in accumulated other comprehensive income. During the three and six months ended June 30, 2013, the Company reclassified $0.1 million and $0.3 million, respectively, from accumulated other comprehensive income to net income (loss) and is included in interest expense.
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
Debt Summary
Debt as of June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,609	51,022
Skamania Lodge	5.44%	February 2016	30,032	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,353	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,322	—
Monaco Washington DC	4.36%	February 2017	44,978	45,368
Argonaut Hotel	4.25%	March 2017	45,684	46,223
Sofitel Philadelphia	3.90%	June 2017	48,822	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,963	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	80,179	81,000
Mortgage loans at stated value			428,942	366,010
Mortgage loan premiums (2)			6,377	2,498
Total mortgage loans			$435,319	$368,508
Total debt			$535,319	$468,508

________________________
(1) We entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on our current leverage ratio.

(2) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco and Embassy Suites San Diego Bay - Downtown.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of June 30, 2013 and December 31, 2012 was $442.4 million and $372.3 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2013.
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
For the six months ended June 30, 2013, the Company issued 171,293 common shares at an average price of $28.09 per share under its $170.0 million at-the-market offering ("ATM") program and raised $4.7 million, net of commissions. As of June 30, 2013, $165.2 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2013:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.16	March 31, 2013	April 1, 2013	April 15, 2013
$0.16	June 30, 2013	July 1, 2013	July 15, 2013
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
On April 12, 2013, the Company issued an additional 400,000 shares of its Series C Preferred Shares at a public offering price of $25.00 per share, for a total of approximately $9.6 million of proceeds, after deducting the underwriting discount and other offering-related costs.
As of June 30, 2013, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 4,000,000 shares of its 6.50% Series C Preferred Shares outstanding. As of December 31, 2012, the Company had 5,600,000 shares of its 7.875% Series A Preferred Shares and 3,400,000 shares of its 8.00% Series B Preferred Shares outstanding.
The Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company may not redeem the Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares prior to March 11, 2016, September 21, 2016, and March 18, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or

any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares, each Series B Preferred Share is 3.4483 common shares, and each Series C Preferred Share is 2.0325 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2013:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2013	April 1, 2013	April 15, 2013
7.875% Series A	$0.49	June 30, 2013	July 1, 2013	July 15, 2013
8.00% Series B	$0.50	March 31, 2013	April 1, 2013	April 15, 2013
8.00% Series B	$0.50	June 30, 2013	July 1, 2013	July 15, 2013
6.50% Series C	$0.12	March 31, 2013	April 1, 2013	April 15, 2013
6.50% Series C	$0.41	June 30, 2013	July 1, 2013	July 15, 2013

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
As of June 30, 2013 and December 31, 2012, the Operating Partnership had 381,109 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of June 30, 2013, of the 381,109 LTIP units outstanding, 9,470 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan generally vest over three to five years. The Company pays dividends on unvested restricted shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2013, there were 945,791 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of June 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2013	128,622	$22.19
Granted	59,245	$24.74
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at June 30, 2013	122,675	$23.65

The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and six months ended June 30, 2013, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2012, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of June 30, 2013, there was $2.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.
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
The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2013, there was approximately $3.5 million of unrecognized compensation expense related to performance-based awards which will be recognized over the weighted-average remaining vesting period of 2.0 years. For the three and six months ended June 30, 2013, the Company recognized $0.5 million and $0.9 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2012, the Company recognized $0.2 million and $0.3 million, respectively, in expense related to these awards.
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
As of June 30, 2013, the Company had 381,109 LTIP units outstanding, all of which were held by officers of the Company. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model. As of June 30, 2013, of the 381,109 units outstanding, 9,470 LTIP units have vested.
The Company recognized $0.4 million and $0.8 million in share-based compensation expense related to the LTIP units for the three and six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $2.3 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL’s income tax expense (benefit) for the six months ended June 30, 2013 using an estimated combined federal and state statutory tax rate of 41.0%.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2013 and December 31, 2012, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2009.
Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to common shareholders	$8,730	$5,407	$3,814	$(1,840)
Less: dividends paid on unvested share-based compensation	(81)	(83)	(161)	(166)
Undistributed earnings attributable to share-based compensation	—	—	—	—
Net income (loss) available to common shareholders	$8,649	$5,324	$3,653	$(2,006)
Denominator:
Weighted-average number of common shares — basic	61,082,770	52,908,195	61,039,721	51,959,049
Effect of dilutive share-based compensation	113,626	19,667	155,313	—
Weighted-average number of common shares — diluted	61,196,396	52,927,862	61,195,034	51,959,049

Net income (loss) per share available to common shareholders — basic	$0.14	$0.10	$0.06	$(0.04)
Net income (loss) per share available to common shareholders — diluted	$0.14	$0.10	$0.06	$(0.04)
For the six months ended June 30, 2012, 204,995 unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive at net income (loss) available to common shareholders.

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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $4.0 million and $7.2 million for the three and six months ended June 30, 2013, respectively, and $2.7 million and $4.8 million for the three and six months ended June 30, 2012, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2013 and December 31, 2012, the Company had $13.8 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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

The Hotel Palomar San Francisco is subject to a long-term hotel lease for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay an annual base rent payment and a percentage rent payment, which is based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement.
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

Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2013	2012
	(in thousands)
Interest paid, net of capitalized interest	$11,162	$5,876
Interest capitalized	$206	$—
Income taxes paid	$1,287	$889
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$10,017	$7,019
Distributions payable on preferred shares	$5,185	$3,813
Issuance of common shares for board of trustees compensation	$207	$199
Mortgage loan assumed in connection with acquisition	$66,732	$—
Above market rate contracts assumed in connection with acquisition	$4,751	$—
Deposit applied to purchase price of acquisition	$4,000	$—
Accrued additions and improvements to hotel properties	$1,081	$1,042

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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of June 30, 2013, the Company owned interests in 26 hotels, including 20 wholly owned hotels, with a total of 4,960 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.

During the six months ended June 30, 2013, we raised approximately $96.7 million of proceeds, net of commissions, from the issuance of 4.0 million Series C Preferred Shares. We also raised approximately $4.7 million of proceeds, net of commissions, from the issuance of 171,293 common shares under our $170.0 million at-the-market offering program.
During the six months ended June 30, 2013, we acquired one hotel property, the 337-suite Embassy Suites San Diego Bay-Downtown for $112.5 million.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $15.0 million to $25.0 million for the remainder of 2013 on renovation and repositioning projects and other capital improvements for our wholly owned hotels.
The U.S. lodging industry has continued to exhibit positive fundamentals through the first six months of 2013. While concerns continue about tepid economic growth, global volatility and government fiscal deficits, U.S. employment levels, housing markets, and consumer confidence have improved.
The second quarter continued the 2013 trend of strength in transient travel, both business and leisure. Nationally, new hotel supply growth remains at historically low levels with demand growth continuing to exceed supply growth, causing industry occupancy levels to increase. Supply growth has begun to increase as construction financing begins to become more available. We continue to believe that we will see a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and six months ended June 30, 2013 and 2012. This is for informational purposes only.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Total Portfolio
Same-Property Occupancy	85.6%	83.2%	81.9%	78.4%
Same-Property ADR	$215.85	$205.27	$208.27	$200.02
Same-Property RevPAR	$184.77	$170.87	$170.58	$156.85
____________
This schedule of hotel results for the three months ended June 30 includes information from all of the hotels we owned as of June 30, 2013, except for our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. This schedule of hotel results for the six months ended June 30 includes information from all of the hotels we owned as of June 30, 2013, except for the Hotel Zetta (formerly Hotel Milano) for the first quarter of both 2012 and 2013 and our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. The hotel results for the respective periods may include information reflecting operational performance prior to our ownership of the hotels.
Results of Operations
Results of operations for the three and six months ended June 30, 2013 include the operating activities of our 20 wholly owned hotels, including one hotel acquired in 2013 since its acquisition date. Results of operations for the three and six months ended June 30, 2012 include the operating activities of the 15 wholly owned hotels owned at June 30, 2012. The Company's results of operations are not directly comparable to corresponding periods in the prior year due to hotel acquisitions during these periods. In order to provide information on a comparable basis, below we provide the results that reflect changes resulting from hotel acquisitions as well as changes for properties owned throughout both of the periods being compared.
Comparison of three months ended June 30, 2013 to three months ended June 30, 2012
Revenues — Total hotel revenues increased by $32.1 million. The 14 hotels we owned throughout both periods contributed $6.3 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2012, particularly at the Sir Francis Drake and InterContinental Buckhead hotels. The remaining $25.8 million of the increase in revenue was generated from the hotels which were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $19.0 million. The 14 hotels we owned throughout both periods contributed $2.3 million of the increase, which is a result of higher occupancy offset by cost reduction initiatives. The remaining $16.7 million of the increase was generated from the hotels which were not owned throughout both periods.
Depreciation and amortization — Depreciation and amortization expense increased by $3.6 million primarily due to the additional depreciation for the hotels acquired after June 30, 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $1.6 million primarily due to the hotels acquired after June 30, 2012 and an increase in real estate taxes throughout the portfolio.
Ground rent — Ground rent expense increased by $2.2 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012 which we lease pursuant to a long-term hotel lease agreement.
Corporate general and administrative — Corporate general and administrative expenses decreased by $0.6 million primarily as a result of the $1.1 million management contract termination expense incurred in 2012 for the DoubleTree by Hilton Bethesda-Washington DC, which was offset by increases in employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.3 million due to fewer acquisition activity during the period than during the same period in the prior year. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by $0.6 million as a result of interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by $2.5 million as a result of higher debt balances.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture remained consistent with the prior year.
Income tax (expense) benefit — Income tax expense remained consistent with the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal changes to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $1.6 million as a result of the issuance of the Series C Preferred Shares on March 18, 2013 and April 12, 2013. There were no Series C Preferred Shares outstanding in 2012.
Comparison of six months ended June 30, 2013 to six months ended June 30, 2012
Revenues — Total hotel revenues increased by $59.6 million. The 14 hotels we owned throughout both periods contributed $12.1 million of the increase, which was a result of increases in occupancy and ADR from the same period in 2012. The Sir Francis Drake, InterContinental Buckhead, Sheraton Delfina Santa Monica and Mondrian Los Angeles hotels had significant increases in occupancy and ADR. The remaining $47.5 million of the increase in revenue was generated from the hotels which were not owned throughout both periods.
Hotel operating expenses — Total hotel operating expenses increased by $35.9 million. The 14 hotels we owned throughout both periods contributed $4.2 million of the increase, which is a result of higher occupancy offset by cost reduction initiatives. The remaining $31.7 million of the increase was generated from the hotels which were not owned throughout both periods.

Depreciation and amortization — Depreciation and amortization expense increased by $7.1 million primarily due to the additional depreciation for the hotels acquired after June 30, 2012.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $3.2 million primarily due to the hotels acquired after June 30, 2012 and an increase in real estate taxes throughout the portfolio.
Ground rent — Ground rent expense increased by $2.7 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012 which we lease pursuant to a long-term hotel lease agreement.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.2 million primarily as a result of the $1.1 million management contract termination expense incurred in 2012 for the DoubleTree by Hilton Bethesda-Washington DC which was offset by increases in 2013 employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by $0.3 million due to higher acquisition costs incurred for the Embassy Suites San Diego Bay-Downtown compared to those incurred for the Hotel Zetta (formerly Hotel Milano). Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by $1.3 million as a result of interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by $4.7 million as a result of higher debt balances.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased by $0.7 million primarily due to lower interest expense at the joint venture resulting from less borrowings.
Income tax (expense) benefit — Income tax benefit remained consistent with the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal changes to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $1.9 million as a result of the issuance of the Series C Preferred Shares on March 18, 2013 and April 12, 2013. There were no Series C Preferred Shares outstanding in 2012.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$14,931	$10,027	$14,685	$7,190
Adjustments:
Depreciation and amortization	13,522	9,959	26,691	19,610
Depreciation and amortization from joint venture	2,148	2,437	4,754	4,864
FFO	$30,601	$22,423	$46,130	$31,664
Distribution to preferred shareholders	$(6,104)	$(4,457)	$(10,772)	$(8,913)
FFO available to common share and unit holders	$24,497	$17,966	$35,358	$22,751
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2013 and 2012 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income (loss)	$14,931	$10,027	$14,685	$7,190
Adjustments:
Interest expense	5,925	3,465	11,383	6,722
Interest expense from joint venture	2,274	3,198	4,295	6,511
Income tax expense (benefit)	1,647	1,666	(951)	(917)
Depreciation and amortization	13,565	9,998	26,776	19,687
Depreciation and amortization from joint venture	2,148	2,437	4,754	4,864
EBITDA	$40,490	$30,791	$60,942	$44,057
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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of June 30, 2013, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to fix the interest rate at 2.55% for the term loan for the full five-year, at the Company's current leverage ratio (as defined in the credit agreement).
Debt Summary
Debt as of June 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,609	51,022
Skamania Lodge	5.44%	February 2016	30,032	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,353	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,322	—
Monaco Washington DC	4.36%	February 2017	44,978	45,368
Argonaut Hotel	4.25%	March 2017	45,684	46,223
Sofitel Philadelphia	3.90%	June 2017	48,822	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,963	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	80,179	81,000
Mortgage loans at stated value			428,942	366,010
Mortgage loan premiums (3)			6,377	2,498
Total mortgage loans			$435,319	$368,508
Total debt			$535,319	$468,508
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
Issuance of Common Shares

As previously disclosed, on September 28, 2012 we and the Operating Partnership entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $170.0 million from time to time through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”).
The $170.0 million common shares issuable pursuant to our ATM program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated September 28, 2012, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to our ATM program. For the six months ended June 30, 2013, we sold 171,293 shares under our ATM program at an average price of $28.09 per share and raised $4.7 million, net of commissions. We expect to use the net proceeds of these issuances for future acquisitions and general corporate purposes. As of June 30, 2013, $165.2 million of common shares remained available for issuance under our ATM program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $37.6 million for the six months ended June 30, 2013. Our cash from operations includes the operating activities of the 20 wholly owned hotels. Our cash provided by operating activities for the six months ended June 30, 2012 was $32.1 million and relates principally to the 15 hotels we owned at June 30, 2012.
Cash used in Investing Activities. Our cash used in investing activities was $41.9 million for the six months ended June 30, 2013. During the six months ended June 30, 2013, we purchased one hotel using cash of $41.7 million, invested $22.7 million in improvements to our hotel properties, received a net distribution of $26.3 million from our joint venture, placed a deposit of $3.0 million on property acquisitions and had an increase in restricted cash of $0.8 million. During the six months ended June 30, 2012, we used $62.0 million of cash, of which we purchased one hotel for $29.8 million, invested $29.7 million in improvements to our hotel properties, placed a deposit of $4.0 million on two properties under contract for purchase, and had a decrease in restricted cash of $1.2 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $70.0 million for the six months ended June 30, 2013. We received net proceeds of $101.2 million from the issuance of 4.0 million Series C Preferred Shares and 171,293 common shares, repaid $3.8 million of mortgage debt, and paid $26.6 million in distributions. For the six months ended June 30, 2012, cash flows provided by financing activities was $128.1 million, which consisted of net proceeds of $142.3 million from the issuance of 6.6 million common shares. We also received $143.0 million in proceeds from mortgage debt refinancings, repaid $134.3 million of mortgage debt, borrowed and repaid $95.0 million under our senior unsecured revolving credit facility, and paid $21.5 million in distributions.
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

For the six months ended June 30, 2013, we invested $22.7 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $15.0 million to $25.0 million in capital investments for our wholly owned hotels through the remainder of 2013. In late February 2013, the renovation of the Hotel Milano was completed and re-opened as Hotel Zetta.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$502,989	$29,089	$228,717	$171,774	$73,409
Term loan (2)	110,561	2,585	5,178	102,798	—
Ground leases (3)	413,962	3,070	6,158	6,294	398,440
Purchase commitments (4)	1,314	1,314	—	—	—
Corporate office lease	389	289	100	—	—
Total	$1,029,215	$36,347	$240,153	$280,866	$471,849
 ____________________

(1)	Amounts include principal and interest.

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

(3)
The long-term ground leases on the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The table reflects only base rent for all periods presented and does not include assumptions for CPI adjustments. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The table reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

The joint venture was in compliance with all of its debt covenants as of June 30, 2013. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of June 30, 2013, our derivative instruments are in an asset position, with an aggregate fair value of $1.5 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the six months ended June 30, 2013, there was $1.8 million in unrealized gain recorded in accumulated other comprehensive income.
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
As of June 30, 2013, we have no unhedged debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swaps.
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

PEBBLEBROOK HOTEL TRUST

Date:	July 25, 2013	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

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