Form 10-Q
period 2013-09-30
Pebblebrook Hotel Trust
filed 2013-10-24
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2013
Common shares of beneficial interest ($0.01 par value per share)	61,545,040

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,603,236	$1,417,229
Investment in joint venture	256,658	283,011
Ground lease asset, net	10,118	10,283
Cash and cash equivalents	110,042	85,900
Restricted cash	15,930	12,034
Hotel receivables (net of allowance for doubtful accounts of $260 and $28, respectively)	23,500	13,463
Deferred financing costs, net	5,167	5,753
Prepaid expenses and other assets	20,194	18,489
Total assets	$2,044,845	$1,846,162
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $6,270 and $2,498, respectively)	456,847	368,508
Accounts payable and accrued expenses	57,916	47,364
Advance deposits	8,203	4,596
Accrued interest	1,896	1,328
Distribution payable	15,271	11,274
Total liabilities	640,133	533,070
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $325,000 and $225,000 at September 30, 2013 and December 31, 2012), 100,000,000 shares authorized; 13,000,000 shares issued and outstanding at September 30, 2013 and 9,000,000 issued and outstanding at December 31, 2012	130	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 61,179,628 issued and outstanding at September 30, 2013 and 60,955,090 issued and outstanding at December 31, 2012	612	610
Additional paid-in capital	1,465,905	1,362,349
Accumulated other comprehensive income (loss)	911	(300)
Distributions in excess of retained earnings	(64,191)	(49,798)
Total shareholders’ equity	1,403,367	1,312,951
Non-controlling interests	1,345	141
Total equity	1,404,712	1,313,092
Total liabilities and equity	$2,044,845	$1,846,162
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Room	$90,093	$68,596	$240,632	$175,083
Food and beverage	32,900	29,236	99,291	83,630
Other operating	8,241	6,473	22,526	17,233
Total revenues	131,234	104,305	362,449	275,946
Expenses:
Hotel operating expenses:
Room	22,063	17,045	61,768	45,521
Food and beverage	24,705	21,716	74,180	61,836
Other direct	3,619	3,229	10,344	8,935
Other indirect	32,629	26,061	92,893	71,999
Total hotel operating expenses	83,016	68,051	239,185	188,291
Depreciation and amortization	13,971	11,055	40,747	30,742
Real estate taxes, personal property taxes and property insurance	6,008	4,571	17,240	12,610
Ground rent	1,983	651	5,660	1,608
General and administrative	4,253	3,886	12,838	12,296
Hotel acquisition costs	268	514	1,429	1,340
Total operating expenses	109,499	88,728	317,099	246,887
Operating income (loss)	21,735	15,577	45,350	29,059
Interest income	670	82	1,964	111
Interest expense	(6,074)	(3,949)	(17,457)	(10,671)
Equity in earnings (loss) of joint venture	2,284	2,152	2,492	1,636
Income (loss) before income taxes	18,615	13,862	32,349	20,135
Income tax (expense) benefit	(1,088)	(1,757)	(137)	(840)
Net income (loss)	17,527	12,105	32,212	19,295
Net income (loss) attributable to non-controlling interests	112	187	211	304
Net income (loss) attributable to the Company	17,415	11,918	32,001	18,991
Distributions to preferred shareholders	(6,100)	(4,456)	(16,872)	(13,369)
Net income (loss) attributable to common shareholders	$11,315	$7,462	$15,129	$5,622
Net income (loss) per share available to common shareholders, basic and diluted	$0.18	$0.13	$0.24	$0.10
Weighted-average number of common shares, basic	61,179,524	58,714,055	61,086,834	54,227,155
Weighted-average number of common shares, diluted	61,347,863	58,760,334	61,279,252	54,314,469

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Comprehensive Income:
Net income (loss)	$17,527	$12,105	$32,212	$19,295
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(589)	(389)	1,211	(389)
Comprehensive income (loss)	16,938	11,716	33,423	18,906
Comprehensive income (loss) attributable to non-controlling interests	108	181	218	298
Comprehensive income (loss) attributable to the Company	$16,830	$11,535	$33,205	$18,608
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share and per-share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	9,544,087	95	211,425	—	—	211,520	—	211,520
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,595)	—	(319)	—	—	(319)	—	(319)
Share-based compensation	—	—	48,324	1	1,564	—	—	1,565	1,185	2,750
Distributions on common shares/units	—	—	—	—	—	—	(20,476)	(20,476)	(334)	(20,810)
Distributions on preferred shares	—	—	—	—	—	—	(13,369)	(13,369)	(9)	(13,378)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(389)	—	(389)	—	(389)
Net income (loss)	—	—	—	—	—	—	18,991	18,991	304	19,295
Balance at September 30, 2012	9,000,000	$90	60,356,201	$604	$1,355,774	$(389)	$(45,106)	$1,310,973	$4,243	$1,315,216

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	171,893	2	101,200	—	—	101,242	—	101,242
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	2,672	—	—	2,672	1,185	3,857
Distributions on common shares/units	—	—	—	—	—	—	(29,522)	(29,522)	(183)	(29,705)
Distributions on preferred shares	—	—	—	—	—	—	(16,872)	(16,872)	(9)	(16,881)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,211	—	1,211	—	1,211
Net income (loss)	—	—	—	—	—	—	32,001	32,001	211	32,212
Balance at September 30, 2013	13,000,000	$130	61,179,628	$612	$1,465,905	$911	$(64,191)	$1,403,367	$1,345	$1,404,712

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$32,212	$19,295
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40,747	30,742
Share-based compensation	3,857	2,750
Amortization of deferred financing costs and mortgage loan premiums	(147)	1,128
Non-cash ground rent	2,405	164
Equity in (earnings) loss from joint venture	(706)	(1,636)
Other	447	218
Changes in assets and liabilities:
Restricted cash, net	(2,061)	(174)
Hotel receivables	(9,995)	(6,944)
Prepaid expenses and other assets	(4,413)	1,456
Distributions from joint venture	735	—
Accounts payable and accrued expenses	8,550	9,146
Advance deposits	3,433	999
Net cash provided by (used in) operating activities	75,064	57,144
Investing activities:
Acquisition of hotel properties	(99,274)	(217,371)
Improvements and additions to hotel properties	(27,682)	(40,484)
Investment in joint venture, net	26,291	289
Deposit on hotel properties	—	(3,000)
Purchase of corporate office equipment, software, and furniture	(32)	(25)
Restricted cash, net	(1,835)	2,550
Net cash provided by (used in) investing activities	(102,532)	(258,041)
Financing activities:
Gross proceeds from issuance of common shares	4,829	218,054
Gross proceeds from issuance of preferred shares	100,000	—
Payment of offering costs — common and preferred shares	(3,586)	(6,534)
Payment of deferred financing costs	(649)	(3,043)
Borrowings under senior credit facility	—	95,000
Repayments under senior credit facility	—	(95,000)
Proceeds from term loan	—	100,000
Proceeds from mortgage debt	—	143,000
Repayments of mortgage debt	(5,881)	(135,468)
Repurchase of common shares	(523)	(319)
Distributions — common shares/units	(27,099)	(19,633)
Distributions — preferred shares	(15,481)	(13,369)
Net cash provided by (used in) financing activities	51,610	282,688
Net change in cash and cash equivalents	24,142	81,791
Cash and cash equivalents, beginning of year	85,900	65,684
Cash and cash equivalents, end of period	$110,042	$147,475
The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the “Company”) was formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of September 30, 2013, the Company owned interests in 28 hotels, including 22 wholly owned hotels with a total of 5,191 guest rooms, and a 49% joint venture interest in six hotels with 1,733 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2013, the Company owned 99.4% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.6% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities in which the Company does not control, but has the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method.
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
Share-based Compensation
The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term, and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds.
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
Note 3. Acquisition of Hotel Properties
On January 29, 2013, the Company acquired the 337-suite Embassy Suites San Diego Bay-Downtown located in San Diego, California for $112.5 million. The acquisition was funded with $45.8 million of available cash and the assumption of a $66.7 million first mortgage loan. The fixed rate mortgage loan that was assumed was determined to have an interest rate that was above the current market interest rate. The Company recorded a $4.8 million mortgage loan premium for the above market interest that is amortized as a reduction in interest expense through the maturity of the loan. The Company selected HEI Hotels and Resorts to manage the hotel.
On August 8, 2013, the Company acquired the 57-suite Redbury Hotel located in Hollywood, California for $34.0 million. The acquisition was funded with available cash and the property will continue to be managed by sbe Hotel Group.
On August 28, 2013, the Company acquired the 174-room Hotel Modera located in Portland, Oregon for $47.5 million. The acquisition was funded with $23.8 million of available cash and the assumption of a $23.7 million first mortgage loan. The fixed rate mortgage loan that was assumed was determined to have an interest rate that was above the current market interest rate. The Company recorded a $0.4 million mortgage loan premium for the above market interest that is amortized as a reduction in interest expense through the maturity of the loan. The Company selected OLS Hotels and Resorts to manage the hotel.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands). The allocation of fair value for the Hotel Modera is preliminary and is subject to change in the fourth quarter of 2013 upon management's final determination of fair values for the acquired assets and liabilities.

	Embassy Suites San Diego Bay-Downtown	Redbury Hotel	Hotel Modera	Total
Land	$20,103	$8,057	$7,490	$35,650
Buildings and improvements	90,161	24,833	38,183	153,177
Furniture, fixtures and equipment	6,881	1,000	1,500	9,381
Above market rate contracts	(4,751)	—	(395)	(5,146)
Mortgage debt	(66,732)	—	(23,716)	(90,448)
In place lease assets and intangibles	66	—	355	421
Net working capital	(12)	(165)	416	239
Net assets acquired	$45,716	$33,725	$23,833	$103,274
The following unaudited pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2013 and 2012 as if the hotels acquired in 2013 and 2012 were acquired on January 1, 2012 and 2011, respectively. The following hotels' pro forma results are included in the pro forma table below: Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park Seattle, Hotel Vintage Plaza Portland, W Los Angeles - Westwood, Hotel Palomar San Francisco, Embassy Suites San Diego Bay-Downtown, Redbury Hotel, and Hotel Modera. The pro forma results below excluded acquisition costs of $0.3 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2012 and 2011 or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Total revenues	$134,013	$126,110	$376,812	$353,854
Operating income (loss)	22,916	20,951	49,347	42,430
Net income (loss) attributable to common shareholders	11,803	12,166	17,047	17,023
Net income (loss) per share available to common shareholders — basic	$0.19	$0.20	$0.28	$0.27
Net income (loss) per share available to common shareholders — diluted	$0.19	$0.20	$0.27	$0.27

For the three and nine months ended September 30, 2013, the Company's consolidated statements of operations included $9.4 million and $18.8 million of revenues, respectively and $5.1 million and $10.2 million of hotel operating expenses, respectively, related to the operations of the Embassy Suites San Diego Bay - Downtown, Redbury Hotel, and Hotel Modera acquired in 2013.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$271,936	$236,287
Buildings and improvements	1,317,050	1,141,347
Furniture, fixtures and equipment	128,507	107,938
Construction in progress	3,668	9,595
Investment in hotel properties	$1,721,161	$1,495,167
Less: Accumulated depreciation	(117,925)	(77,938)
Investment in hotel properties, net	$1,603,236	$1,417,229

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
As of September 30, 2013, the joint venture reported approximately $507.6 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include approximately $460.0 million in existing first mortgage debt, a $50.0 million unsecured special loan and approximately $40.0 million of preferred capital, which may be distributed to the Company's joint venture partner after October 29, 2013. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and nine months ended September 30, 2013 and 2012 are presented below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues	$43,299	$43,843	$121,868	$122,273
Total expenses	39,881	38,262	119,273	115,862
Net income (loss)	$3,418	$5,581	$2,595	$6,411
Company’s 49% interest of net income (loss)	1,675	2,734	1,272	3,141
Basis adjustment	7	(582)	(567)	(1,505)
Special loan interest income elimination	602	—	1,787	—
Equity in earnings (loss) in joint venture	$2,284	$2,152	$2,492	$1,636

Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of September 30, 2013 and December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility. As of September 30, 2013, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2013, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2012, the Company incurred unused commitment fees of $0.2 million and $0.7 million, respectively.
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
As of September 30, 2013, the Company's derivative instruments are in an asset position, with an aggregate fair value of $0.9 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the nine months ended September 30, 2013, there was $1.2 million in unrealized gain recorded in accumulated other comprehensive income. During the three and nine months ended September 30, 2013, the Company reclassified $0.1 million and $0.4 million, respectively, from accumulated other comprehensive income to net income (loss) and is included in interest expense. During the three and nine months ended September 30, 2012, the Company reclassified $0.1 million from accumulated other comprehensive income to net income (loss). The Company expects that approximately $0.5 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
In conjunction with the acquisition of the Embassy Suites San Diego Bay-Downtown, the Company assumed a $66.7 million first mortgage loan secured by the property. The loan has a remaining term of three years, bears interest at an annual fixed rate of 6.28% and requires monthly principal and interest payments of $0.5 million. As the loan's interest rate was above market for loans with comparable terms, the Company recorded a loan premium of $4.8 million, which is amortized to interest expense over the remaining term of the loan.
In conjunction with the acquisition of the Hotel Modera, the Company assumed a $23.7 million first mortgage loan secured by the property. The loan has a remaining term of three years, bears interest at an annual fixed rate of 5.26% and requires monthly principal and interest payments of $0.1 million. As the loan's interest rate was above market for loans with comparable terms, the Company recorded a loan premium of $0.4 million, which is amortized to interest expense over the remaining term of the loan.

Debt Summary
Debt as of September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,405	51,022
Skamania Lodge	5.44%	February 2016	29,925	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,231	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,031	—
Hotel Modera	5.26%	July 2016	23,688	—
Monaco Washington DC	4.36%	February 2017	44,780	45,368
Argonaut Hotel	4.25%	March 2017	45,415	46,223
Sofitel Philadelphia	3.90%	June 2017	48,524	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,885	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	79,693	81,000
Mortgage loans at stated value			450,577	366,010
Mortgage loan premiums (2)			6,270	2,498
Total mortgage loans			$456,847	$368,508
Total debt			$556,847	$468,508

________________________
(1) The Company entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on its current leverage ratio.
(2) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera as of September 30, 2013 and the Hotel Palomar San Francisco as of December 31, 2012.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of September 30, 2013 and December 31, 2012 was $466.4 million and $372.3 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2013.
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
For the nine months ended September 30, 2013, the Company issued 171,893 common shares at an average price of $28.09 per share under its $170.0 million at-the-market offering ("ATM") program and raised $4.8 million, net of commissions. As of September 30, 2013, $165.2 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2013:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.16	March 31, 2013	April 1, 2013	April 15, 2013
$0.16	June 30, 2013	July 1, 2013	July 15, 2013
$0.16	September 30, 2013	September 30, 2013	October 15, 2013
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 18, 2013, the Company issued 3,600,000 shares of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") at a public offering price of $25.00 per share, for a total of $87.1 million of net proceeds, after deducting the underwriting discount and other offering-related costs.
On April 12, 2013, the Company issued an additional 400,000 shares of its Series C Preferred Shares at a public offering price of $25.00 per share, for a total of $9.6 million of proceeds, after deducting the underwriting discount and other offering-related costs.
As of September 30, 2013, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 4,000,000 shares of its 6.50% Series C Preferred Shares outstanding. As of December 31, 2012, the Company had 5,600,000 shares of its 7.875% Series A Preferred Shares and 3,400,000 shares of its 8.00% Series B Preferred Shares outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2013:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2013	April 1, 2013	April 15, 2013
7.875% Series A	$0.49	June 30, 2013	July 1, 2013	July 15, 2013
7.875% Series A	$0.49	September 30, 2013	September 30, 2013	October 15, 2013
8.00% Series B	$0.50	March 31, 2013	April 1, 2013	April 15, 2013
8.00% Series B	$0.50	June 30, 2013	July 1, 2013	July 15, 2013
8.00% Series B	$0.50	September 30, 2013	September 30, 2013	October 15, 2013
6.50% Series C	$0.12	March 31, 2013	April 1, 2013	April 15, 2013
6.50% Series C	$0.41	June 30, 2013	July 1, 2013	July 15, 2013
6.50% Series C	$0.41	September 30, 2013	September 30, 2013	October 15, 2013

Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership units have certain redemption rights that enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or for the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
As of September 30, 2013 and December 31, 2012, the Operating Partnership had 381,109 long-term incentive partnership units (“LTIP units”) outstanding, all of which have reached parity with other common Operating Partnership units. As of September 30, 2013, of the 381,109 LTIP units outstanding, 9,470 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan generally vest over three to five years. The Company pays dividends on unvested restricted shares. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2013, there were 987,480 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of September 30, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2013	128,622	$22.19
Granted	59,245	$24.74
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at September 30, 2013	122,675	$23.65
The fair value of each restricted share award is determined based on the closing price of the Company’s common shares on the grant date. For the three and nine months ended September 30, 2013, the Company recognized approximately $0.4 million and $1.2 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2012, the Company recognized approximately $0.4 million and $1.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of September 30, 2013, there was $1.9 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.
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
The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2013, there was approximately $3.1 million of unrecognized compensation expense related to performance-based awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the three and nine months ended September 30, 2013, the Company recognized $0.6 million and $1.5 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2012, the Company recognized $0.2 million and $0.4 million, respectively, in expense related to these awards.
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
As of September 30, 2013, the Company had 381,109 LTIP units outstanding, all of which were held by officers of the Company. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant. All LTIP units will vest upon a change in control. The LTIP units were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model. As of September 30, 2013, of the 381,109 units outstanding, 9,470 LTIP units have vested.
The Company recognized $0.4 million and $1.2 million in share-based compensation expense related to the LTIP units for the three and nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $1.9 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes

The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL’s income tax expense (benefit) for the nine months ended September 30, 2013 using an estimated combined federal and state statutory tax rate of 41.0%.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of

September 30, 2013 and December 31, 2012, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2009.
Note 10. Earnings per Common Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Numerator:
Net income (loss) attributable to common shareholders	$11,315	$7,462	$15,129	$5,622
Less: dividends paid on unvested share-based compensation	(81)	(83)	(242)	(249)
Undistributed earnings attributable to share-based compensation	(11)	—	—	—
Net income (loss) available to common shareholders	$11,223	$7,379	$14,887	$5,373
Denominator:
Weighted-average number of common shares — basic	61,179,524	58,714,055	61,086,834	54,227,155
Effect of dilutive share-based compensation	168,339	46,279	192,418	87,314
Weighted-average number of common shares — diluted	61,347,863	58,760,334	61,279,252	54,314,469

Net income (loss) per share available to common shareholders — basic	$0.18	$0.13	$0.24	$0.10
Net income (loss) per share available to common shareholders — diluted	$0.18	$0.13	$0.24	$0.10
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $4.2 million and $11.4 million for the three and nine months ended September 30, 2013, respectively, and $3.3 million and $8.0 million for the three and nine months ended September 30, 2012, respectively.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2013 and December 31, 2012, the Company had $15.9 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2013	2012
	(in thousands)
Interest paid, net of capitalized interest	$17,242	$9,438
Interest capitalized	$206	$—
Income taxes paid	$1,420	$1,329
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$10,068	$7,396
Distributions payable on preferred shares	$5,203	$3,813
Issuance of common shares for board of trustees compensation	$207	$199
Mortgage loan assumed in connection with acquisition	$90,448	$—
Above market rate contracts assumed in connection with acquisition	$5,146	$—
Deposit applied to purchase price of acquisition	$4,000	$—
Accrued additions and improvements to hotel properties	$1,308	$537

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
Overview
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of September 30, 2013, the Company owned interests in 28 hotels, including 22 wholly owned hotels, with a total of 5,191 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,733 guest rooms.
During the nine months ended September 30, 2013, we raised approximately $96.7 million of proceeds, net of commissions, from the issuance of 4.0 million Series C Preferred Shares. We also raised approximately $4.8 million of proceeds, net of commissions, from the issuance of 171,893 common shares under our $170.0 million at-the-market offering program.
During the nine months ended September 30, 2013, we acquired three hotel properties: the 337-suite Embassy Suites San Diego Bay-Downtown for $112.5 million, the 57-suite Redbury Hotel for $34.0 million, and the 174-room Hotel Modera for $47.5 million.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $15.0 million to $20.0 million for the remainder of 2013 on renovation and repositioning projects and other capital improvements for our wholly owned hotels.
The U.S. lodging industry has exhibited positive fundamentals through the first nine months of 2013. Concerns continue about tepid economic growth, global volatility and government fiscal deficits, however, U.S. employment levels and housing markets have improved. Additional challenges caused by the federal government's partial shutdown and continued partisanship in the federal government have created uncertainty for both business and leisure travelers.
The third quarter of 2013 continued the trend of strength in transient travel, both business and leisure, despite the fiscal and economic headwinds. High occupancy levels at our properties and in our markets allowed us to drive healthy increases in average daily rates. When we look at the third quarter’s overall industry trends, performance continued to be driven by strength in transient travel, both business and leisure, while group demand across the industry continued to be weak, and negatively impacted by federal government travel cutbacks and the beginning of the government shutdown. Nationally, new hotel supply growth remains at historically low levels with demand growth continuing to exceed supply growth, causing industry occupancy levels to increase. Supply growth has begun to increase, particularly in a few markets, as construction financing begins to become more available. We believe that we are in a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("occupancy"); funds from operations ("FFO"); and earnings before interest, income taxes, depreciation and amortization ("EBITDA"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Matters" for further discussion of FFO and EBITDA.
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and nine months ended September 30, 2013 and 2012.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Total Portfolio
Same-Property Occupancy	86.3%	85.8%	83.4%	80.9%
Same-Property ADR	$225.32	$210.02	$214.28	$203.63
Same-Property RevPAR	$194.53	$180.27	$178.78	$164.84
____________
This schedule of hotel results for the three months ended September 30 includes information from all of the hotels we owned as of September 30, 2013, except for Hotel Modera and our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. This schedule of hotel results for the nine months ended September 30 includes information from all of the hotels we owned as of September 30, 2013, except for the Hotel Zetta (formerly Hotel Milano) for the first quarter, Redbury Hotel for the first and second quarters and Hotel Modera for the first, second, and third quarters of both 2013 and 2012 and our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. The hotel results for the respective periods include information reflecting operational performance prior to our ownership of the hotels.

Results of Operations
At September 30, 2013 and 2012, we had 22 and 18 wholly owned properties, respectively. All properties owned during these periods have been included in our results of operations during the respective periods or since their date of acquisition. Based on when a property is acquired, operating results for certain properties are not comparable for the three and nine months ended September 30, 2013 and 2012. The properties listed in the table below are hereinafter referred to as the non-comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	Three Months Ended September 30, 2013 and 2012	Nine Months Ended September 30, 2013 and 2012
Hotel Zetta (formerly Hotel Milano)	San Francisco, CA	April 4, 2012		X
Hotel Vintage Park	Seattle, WA	July 9, 2012	X	X
Hotel Vintage Plaza	Portland, OR	July 9, 2012	X	X
W Los Angeles - Westwood	Los Angeles , CA	August 23, 2012	X	X
Hotel Palomar San Francisco	San Francisco, CA	October 25, 2012	X	X
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013	X	X
Redbury Hotel	Hollywood, CA	August 8, 2013	X	X
Hotel Modera	Portland, OR	August 28, 2013	X	X
Comparison of three months ended September 30, 2013 to three months ended September 30, 2012
Revenues — Total hotel revenues increased by $26.9 million, of which $5.5 million was contributed by our comparable properties and $21.4 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in ADR and revenues at our InterContinental Buckhead, Argonaut and Hotel Zetta properties.
Hotel operating expenses — Total hotel operating expenses increased by $15.0 million. The comparable properties contributed $2.7 million of the increase, which is a result of cost increases as a result of increased revenues, partially offset by cost reduction initiatives. The remaining $12.3 million of the increase was generated from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $2.9 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $1.4 million primarily due to the non-comparable properties and an increase in real estate taxes throughout the portfolio.
Ground rent — Ground rent expense increased by $1.3 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012 which we lease pursuant to a long-term hotel lease agreement.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.4 million primarily as a result of increases in non-cash share-based employee compensation costs, legal and professional expenses. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.2 million due to less acquisition activity during the period than during the same period in the prior year. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by $0.6 million as a result of interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by $2.1 million as a result of higher debt balances from mortgage assumptions in connection with property acquisitions.

Equity in earnings (losses) of joint venture — Equity in earnings of joint venture remained consistent with the prior year.
Income tax (expense) benefit — Income tax expense decreased by $0.7 million as a result of a decrease in the taxable income of our TRS.
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
Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012
Revenues — Total hotel revenues increased by $86.5 million, of which $16.5 million was contributed by our comparable properties and $70.0 million was contributed by the non-comparable properties. The increase in revenues from our comparable properties is primarily a result of increases in ADR of our West Coast properties and RevPAR growth at the InterContinental Buckhead property.
Hotel operating expenses — Total hotel operating expenses increased by $50.9 million. The comparable properties contributed $6.5 million of the increase, which is a result of cost increases as a result of increased revenues, partially offset by cost reduction initiatives. The remaining $44.4 million of the increase was generated from non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $10.0 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $4.6 million primarily due to the non-comparable properties and an increase in real estate taxes throughout the portfolio.
Ground rent — Ground rent expense increased by $4.1 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012 which we lease pursuant to a long-term hotel lease agreement.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.5 million primarily as a result of increases in non-cash share-based employee compensation costs, which was offset by the $1.1 million management contract termination expense incurred in 2012 for the DoubleTree by Hilton Bethesda-Washington DC. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by an insignificant amount. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by $1.9 million as a result of interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by $6.8 million as a result of higher debt balances from mortgage assumptions in connection with property acquisitions.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased by $0.9 million primarily due to lower interest expense at the joint venture resulting from less borrowings.
Income tax (expense) benefit — Income tax expense decreased by $0.7 million as a result of a decrease in the taxable income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. There were minimal changes to non-controlling interests during the periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $3.5 million as a result of the issuance of the Series C Preferred Shares on March 18, 2013 and April 12, 2013. There were no Series C Preferred Shares outstanding in 2012.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$17,527	$12,105	$32,212	$19,295
Adjustments:
Depreciation and amortization	13,928	11,015	40,619	30,625
Depreciation and amortization from joint venture	2,022	2,469	6,776	7,333
FFO	$33,477	$25,589	$79,607	$57,253
Distribution to preferred shareholders	$(6,100)	$(4,456)	$(16,872)	$(13,369)
FFO available to common share and unit holders	$27,377	$21,133	$62,735	$43,884
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income (loss)	$17,527	$12,105	$32,212	$19,295
Adjustments:
Interest expense	6,074	3,949	17,457	10,671
Interest expense from joint venture	2,306	3,164	6,601	9,675
Income tax expense (benefit)	1,088	1,757	137	840
Depreciation and amortization	13,971	11,055	40,747	30,742
Depreciation and amortization from joint venture	2,022	2,469	6,776	7,333
EBITDA	$42,988	$34,499	$103,930	$78,556
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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of September 30, 2013, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rate at 2.55% per annum for the term loan for the full five-year term at the Company's current leverage ratio (as defined in the credit agreement).

Debt Summary
Debt as of September 30, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,405	51,022
Skamania Lodge	5.44%	February 2016	29,925	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,231	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	66,031	—
Hotel Modera	5.26%	July 2016	23,688	—
Monaco Washington DC	4.36%	February 2017	44,780	45,368
Argonaut Hotel	4.25%	March 2017	45,415	46,223
Sofitel Philadelphia	3.90%	June 2017	48,524	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,885	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	79,693	81,000
Mortgage loans at stated value			450,577	366,010
Mortgage loan premiums (3)			6,270	2,498
Total mortgage loans			$456,847	$368,508
Total debt			$556,847	$468,508
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have a one-year extension option.
(2) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the full five-year term at 2.55% per annum, based on our current leverage ratio.
(3) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera as of September 30, 2013 and the Hotel Palomar San Francisco as of December 31, 2012.
Issuance of Common Shares

As previously disclosed, on September 28, 2012 we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $170.0 million from time to time through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”).
The $170.0 million of common shares issuable pursuant to our ATM program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated September 28, 2012, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to our ATM program. For the nine months ended September 30, 2013, we sold 171,893 shares under our ATM program at an average price of $28.09 per share and raised $4.8 million, net of commissions. We expect to use the net proceeds of these issuances for future acquisitions and general corporate purposes. As of September 30, 2013, $165.2 million of common shares remained available for issuance under our ATM program.
Sources and Uses of Cash

Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $75.1 million for the nine months ended September 30, 2013. Our cash from operations includes the operating activities of our 22 wholly owned hotels and operating cash flow distributions received from our Manhattan Collection joint venture. Our cash provided by operating activities for the nine months ended September 30, 2012 was $57.1 million and relates principally to the 18 hotels we owned at September 30, 2012.
Cash used in Investing Activities. Our cash used in investing activities was $102.5 million for the nine months ended September 30, 2013. During the nine months ended September 30, 2013, we purchased three hotels using cash of $99.3 million, invested $27.7 million in improvements to our hotel properties, received a net distribution of $26.3 million from our joint venture, and had an increase in restricted cash of $1.8 million. During the nine months ended September 30, 2012, we used $258.0 million of cash, of which we used $217.4 million to purchase four hotel properties, invested $40.5 million in improvements to our hotel properties, placed a deposit of $3.0 million on one property under contract for purchase and had a decrease in restricted cash of $2.6 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $51.6 million for the nine months ended September 30, 2013. We received net proceeds of $101.2 million from the issuance of 4.0 million Series C Preferred Shares and 171,893 common shares, repaid $5.9 million of mortgage debt, and paid $42.6 million in distributions. For the nine months ended September 30, 2012, cash flows provided by financing activities was $282.7 million, which consisted of net proceeds of $211.5 million from the issuance of 9.5 million common shares. We also received $100.0 million in proceeds from the term loan, received $143.0 million in proceeds from mortgage debt refinancings, repaid $135.5 million of mortgage debt, borrowed and repaid $95.0 million under our senior unsecured revolving credit facility, and paid $33.0 million in distributions.
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
From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, borrowings under our credit facility, or proceeds from new mortgage debt or equity offerings.
For the nine months ended September 30, 2013, we invested $27.7 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $15.0 million to $20.0 million in capital investments for our wholly owned hotels during the remainder of 2013. In late February 2013, the renovation of the Hotel Milano was completed, and the hotel re-opened as Hotel Zetta.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$522,904	$30,710	$250,974	$169,052	$72,168
Term loan (2)	109,909	2,585	5,178	102,146	—
Ground leases (3)	413,188	3,058	6,175	6,311	397,644
Purchase commitments (4)	3,500	3,500	—	—	—
Corporate office lease	318	293	25	—	—
Total	$1,049,819	$40,146	$262,352	$277,509	$469,812
 ____________________

(1)	Amounts include principal and interest.

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

The joint venture was in compliance with all of its debt covenants as of September 30, 2013. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% per annum at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of September 30, 2013, our derivative instruments are in an asset position, with an aggregate fair value of $0.9 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the nine months ended September 30, 2013, there was $1.2 million in unrealized gain recorded in accumulated other comprehensive income.
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
As of September 30, 2013, we have no unhedged debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swaps.
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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government and the failure to raise the borrowing limit for the federal government could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the operations of the federal government caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013.  In addition, in April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that future sequestration obligations under the Budget Control Act of 2011 by the Federal Aviation Administration or other agencies of the federal government will not occur in future periods resulting in difficulties and discouraging travel.  The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the fourth quarter of 2013 and in subsequent quarters.  Such impacts could have a material adverse impact on our consolidated financial statements.
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

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated  Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	October 24, 2013	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.

**	Furnished herewith.

(1)
Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated  Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.