Form 10-K
period 2013-12-31
Pebblebrook Hotel Trust
filed 2014-02-20
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, Suite 1530 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 507-1300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 60,478,687 common shares of beneficial interest held by non-affiliates of the registrant was $1,563,374,059 based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2013.
The number of common shares of beneficial interest outstanding as of February 17, 2014 was 63,901,831.
___________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2014) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", “should”, "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, any type or flu or disease-related pandemic, or downturns in general and local economic conditions;

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets. As of December 31, 2013, the Company owned interests in 29 hotels, including 23 wholly owned hotels with a total of 5,546 guest rooms and a 49% interest in a joint venture that owns six hotels with 1,775 guest rooms (the “Manhattan Collection joint venture”).

Substantially all of our assets are held by, and all of our operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). We are the sole general partner of our Operating Partnership. At December 31, 2013, we owned 99.1% of the common limited partnership units issued by our Operating Partnership (“common units”). The remaining 0.9% of the common units are owned by the other limited partners of our Operating Partnership. We operate as a REIT for federal income tax purposes.  For us to qualify as a REIT, we cannot operate the hotels we own. Therefore, our Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

Business Objectives and Strategies

Acquisitions/Investments

We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Los Angeles, Miami, Minneapolis, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway metropolitan markets. We believe these markets have significant barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by significant barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will likely continue to outperform the national average, as they have in past cyclical recoveries and growth periods.

We perform and utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

•	premier locations, facilities and other competitive advantages not easily replicated;

•	significant barriers-to-entry in the market, such as scarcity of development sites, regulatory hurdles, high per-room development costs and long lead times for new development;

•	acquisition prices at a discount to replacement cost;

•	properties not subject to long-term management contracts with hotel management companies;

•	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

•	opportunities to implement value-added operational improvements; and

•	strong demand growth characteristics supported by favorable demographic indicators.

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Nationally, new hotel supply growth remains at historically low levels with demand growth continuing to exceed supply growth, causing industry occupancy levels to increase. However, supply growth has begun to increase, particularly in a few markets, as construction financing begins to become more available. We believe that as transient and group travel increases, existing supply will accommodate incremental room-night demand, allowing hotel owners to grow occupancy and increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand.

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

Asset Management

While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels' operations, including property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. We believe we can add significant value to our portfolio through our intensive asset management strategies. Our executives and asset management team have significant experience in hotel operations and creating and implementing innovative asset management initiatives.

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

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in litigation, retrofit costs and imposition of fines or an award of damages to private litigants. Additionally, properties which we may acquire may not be in compliance with the requirements of ADA, and we endeavor to identify such noncompliance prior to our acquisition. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we currently distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying generally that we must distribute at least 90 percent of our REIT taxable income each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.

For us to qualify as a REIT under the Code, we cannot operate the hotels we own and acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage third-party eligible independent contractors to manage our hotels. The properties owned by the Manhattan Collection joint venture are leased to a lessee joint venture in which a wholly owned subsidiary of PHL owns a 49% interest. PHL is treated as a TRS for federal income tax purposes. The earnings of PHL are subject to taxation like other regular C corporations.

Employees

We currently employ 24 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
We do not have the authority to require any hotel property to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel property (for example, setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in satisfactory occupancy rates, RevPAR and ADR, we cannot force the management company to change its method of operating our hotels. We generally will attempt to resolve issues with our managers through discussions and negotiations. However, if we are unable to reach satisfactory results through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. We can only seek redress if a management company violates the terms of the applicable management contract with a TRS lessee, and then only to the extent of the remedies provided for under the terms of the management contract. Additionally, in the event that we need to replace any management company, we may be required by the terms of the management contract to pay substantial termination fees and may experience significant disruptions at the affected hotels.
Our TRS lessee structure subjects us to the risk of increased hotel operating expenses.
Our leases with our TRS lessees require our TRS lessees to pay rent based in part on revenues from our hotels. Our operating risks include decreases in hotel revenues and increases in hotel operating expenses, which would adversely affect our TRS lessees' ability to pay rent due under the leases, including but not limited to increases in: wage and benefit costs, which may include an increase in minimum wages and health benefit costs; repair and maintenance expenses; property taxes; insurance costs; and other operating expenses. Increases in these operating expenses can have a significant adverse impact on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
Due to our concentration in hotel investments primarily in major gateway metropolitan markets, a downturn in the lodging industry generally or a regional downturn in the markets in which we operate would adversely affect our operations and financial condition.
Our primary business is hotel-related. Therefore, a downturn in the lodging industry, in general, and the segments and markets (especially west coast major gateway metropolitan markets) in which we operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
Our joint venture investments and other joint venture investments that we may make could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers' financial condition and disputes between us and our co-venturers.
We own an interest in a joint venture that owns six hotels in Manhattan. We share major decisions with our joint venture partner with respect to the joint venture and its hotels. The debt of the joint venture, while non-recourse to us, is secured by first mortgages on the hotels owned by the joint venture and any default on such debt could adversely affect our equity investment in the joint venture. In addition, in order to maintain our ownership interest, we may need to invest additional equity into the joint venture in connection with any refinancing of such debt, which would reduce the amount we have available to invest in additional acquisitions or capital improvements to our existing hotels.
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
We have placed and will continue to place mortgages on certain of our hotel properties to secure debt. To the extent we cannot meet any of our debt service obligations, we may be required to sell or we will risk losing to foreclosure some or all of our mortgaged hotel properties. If we are required to sell one or more of our hotel properties to meet debt service obligations, we may have to accept unfavorable terms. Also, covenants applicable to debt could impair our planned investment strategy and, if violated, result in a default. If we violate covenants relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities, or other purposes. We may obtain one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT - to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreement will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.
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
We cannot predict the pace or duration of the global economic recovery or the recovery in the lodging industry. A new period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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
In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

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
Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As bookings through these intermediaries increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. If the amount of bookings made through Internet travel intermediaries proves to be more significant than we expect, profitability may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
We maintain comprehensive property insurance on each of our hotel properties, including liability, fire and extended coverage, of the type and amount we believe are customarily obtained for or by hotel owners. There are no assurances that coverage will remain available at reasonable rates. Various types of catastrophic losses, like earthquakes and floods, and losses from terrorist activities, may not be insurable in whole or in part or may not be available on terms that we consider acceptable.
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
Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or in damages to private litigants.
If we are required to make substantial modifications to our hotel properties, whether to comply with the ADA or other changes in governmental rules and regulations, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders could be adversely affected.

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, the failure to raise the borrowing limit for the federal government, and other legislative changes could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

The delay in approving a budget and continuing appropriation legislation to fund the operations of the federal government caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013.  In addition, in April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that future action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur in future periods resulting in difficulties and discouraging travel or meetings and conferences.  The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the future.  Such impacts could have a material adverse impact on our consolidated financial statements.
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
We have acquired hotels, and may acquire additional hotels in the future, subject to ground leases. Sales of property subject to ground leases may require the consent of the lessors. This consent requirement may make it more difficult or expensive to sell or finance the hotels subject to ground leases.
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
Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not currently have. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.
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
We have issued three series of preferred shares. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, classes of preferred shares and/or common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2013, 5,600,000 shares of our 7.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”, 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) and 4,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $325.0 million, and annual dividends on our outstanding preferred shares are approximately $24.3 million. Holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE Amex or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE Amex or NASDAQ, holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series A Preferred Shares will be limited to a maximum number of our common shares equal to the 2.3234 multiplied by the number of Series A Preferred Shares converted, holders of Series B Preferred Shares will be limited to a maximum number of our common shares equal to the 3.4483 multiplied by the number of Series B Preferred Shares converted and holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to the 2.0325 multiplied by the number of Series C Preferred Shares converted . In addition, those features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
We have entered into an agreement with each of our executive officers that requires us to make payments in the event the officer's employment is terminated by us without cause, by the officer for good reason or under certain circumstances following a change of control of our company.
The agreements that we have entered into with our executive officers provide benefits under certain circumstances that could make it more difficult or expensive for us to terminate these officers and may prevent or deter a change of control of our company that would otherwise be in the interest of our shareholders.
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
The Internal Revenue Service (the "IRS") has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in shares as dividends that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by the taxpayers to whom they were issued, but we could request a similar ruling from the IRS. In addition, the IRS previously issued a revenue procedure authorizing publicly traded REITs to make elective cash/share dividends, but that revenue procedure has expired. Accordingly, it is unclear whether and to what extent we will be able to make taxable dividends payable in cash and shares. Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.

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
The maximum tax rate applicable to “qualified dividend income” payable to U.S. shareholders that are taxed at individual rates is 20 percent. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

We lease our headquarters located at 2 Bethesda Metro Center, Suite 1530, Bethesda, Maryland 20814.

At December 31, 2013, we had 23 wholly owned hotels with a total of 5,546 guest rooms and a 49% equity interest in six hotels with a total of 1,775 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2013, all of which are consolidated in our financial statements.

Property	Date Acquired	Location	Number of Guest Rooms
1. DoubleTree by Hilton Bethesda-Washington DC(1)	June 4, 2010	Bethesda, MD	270
2. Sir Francis Drake	June 22, 2010	San Francisco, CA	416
3. InterContinental Buckhead(1)	July 1, 2010	Buckhead, GA	422
4. Hotel Monaco Washington DC(1)(2)	September 9, 2010	Washington, D.C.	183
5. The Grand Hotel Minneapolis	September 29, 2010	Minneapolis, MN	140
6. Skamania Lodge(1)	November 3, 2010	Stevenson, WA	254
7. Le Meridien Delfina Santa Monica	November 19, 2010	Santa Monica, CA	310
8. Sofitel Philadelphia(1)	December 3, 2010	Philadelphia, PA	306
9. Argonaut Hotel(1)(2)	February 16, 2011	San Francisco, CA	252
10. Westin Gaslamp Quarter, San Diego(1)	April 6, 2011	San Diego, CA	450
11. Hotel Monaco Seattle	April 7, 2011	Seattle, WA	189
12. Mondrian Los Angeles	May 3, 2011	West Hollywood, CA	236
13. Viceroy Miami	May 26, 2011	Miami, FL	148
14. W Boston	June 8, 2011	Boston, MA	235
15. Hotel Zetta (formerly Hotel Milano)	April 4, 2012	San Francisco, CA	116
16. Hotel Vintage Park	July 9, 2012	Seattle, WA	125
17. Hotel Vintage Plaza	July 9, 2012	Portland, OR	117
18. W Los Angeles - Westwood	August 23, 2012	Los Angeles, CA	258
19. Hotel Palomar San Francisco(1)(3)	October 25, 2012	San Francisco, CA	196
20. Embassy Suites San Diego Bay - Downtown(1)	January 29, 2013	San Diego, CA	337
21. Redbury Hotel	August 8, 2013	Los Angeles, CA	57
22. Hotel Modera(1)	August 28, 2013	Portland, OR	174
23. Radisson Hotel Fisherman's Wharf(2)	December 9, 2013	San Francisco, CA	355
Total number of guest rooms			5,546

(1) This property is subject to mortgage debt at December 31, 2013.
(2) This property is subject to a long-term ground lease.
(3) This property is subject to a long-term hotel lease.

The following table sets forth certain information about the six hotels we own through a 49% equity interest in the Manhattan Collection joint venture as of December 31, 2013. Operating results for these hotels are included in our consolidated financial statements using the equity method.

Property	Date Acquired	Location	Number of Guest Rooms
1. Affinia Manhattan (1)	July 29, 2011	New York, NY	618
2. Affinia Shelburne (1)	July 29, 2011	New York, NY	325
3. Affinia Dumont (1)	July 29, 2011	New York, NY	242
4. Affinia 50 (1)	July 29, 2011	New York, NY	251
5. Affinia Gardens (1)	July 29, 2011	New York, NY	130
6. The Benjamin (1)	July 29, 2011	New York, NY	209
Total number of guest rooms			1,775

(1) This property is subject to mortgage debt at December 31, 2013.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Davidson Hotels and Resorts, Denihan Hospitality Group, Destination Hotels and Resorts, Kimpton Hotels and Restaurants (“Kimpton”), HEI Hotels and Resorts, InterContinental Hotels Group, Morgans Hotel Group, OLS Hotels and Resorts, sbe Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts and Viceroy Hotel Group.

Our management agreements generally have the terms described below:

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 1% and 4% of the applicable hotel's revenues, as determined in the agreements.

•
Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Two of our management agreements provides for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Two of our management agreements have a maximum incentive fee of 2.5% of revenue.

•	Terms. The terms of our management agreements range from 5 years to 20 years not including renewals, and 5 years to 52 years including renewals.

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

Franchise Agreements

We have franchise agreements for four of our hotels: the DoubleTree by Hilton Bethesda-Washington DC, the Le Meridien Delfina Santa Monica, the Embassy Suites San Diego Bay - Downtown and the Radisson Hotel Fisherman's Wharf. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately four to five percent of gross room revenues. The franchise agreements for the respective hotels expire as follows:

Property	Expiration Date
DoubleTree by Hilton Bethesda-Washington DC	June 2020
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
Radisson Hotel Fisherman's Wharf	March 2015

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

The Radisson Hotel Fisherman's Wharf is subject to a long-term primary ground lease agreement and secondary sublease agreements that cover all the land underlying the hotel and retail suites of the property. Through 2016, the primary ground lease requires us to make base rental payments and percentage rental payments based on a percentage of hotel and retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires us to pay percentage rent based on total hotel, retail and parking revenues. The secondary sublease requires us to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The primary ground lease expires in 2062. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062.
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
PART II. OTHER INFORMATION

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First Quarter	$25.80	$23.34	$0.16	$23.47	$19.30	$0.12
Second Quarter	$28.14	$24.85	$0.16	$24.11	$20.73	$0.12
Third Quarter	$28.81	$25.60	$0.16	$25.29	$21.54	$0.12
Fourth Quarter	$31.04	$26.80	$0.16	$23.43	$19.37	$0.12
The closing price per share of our common shares on December 31, 2013, as reported by the NYSE, was $30.76.
Shareholder Information
On February 17, 2014, there were 25 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 9, 2009, the date on which our shares began trading on the NYSE, to the NYSE closing price per share on December 31, 2013, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 9, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Initial Investment at December 9, 2009	Value of Initial Investment at December 31, 2009	Value of Investment at December 31, 2010	Value of Investment at December 31, 2011	Value of Investment at December 31, 2012	Value of Investment at December 31, 2013
Pebblebrook Hotel Trust	$100.00	$107.63	$99.94	$96.80	$119.04	$162.20
Russell 2000 Index	$100.00	$104.72	$132.85	$127.30	$148.11	$205.59
FTSE NAREIT Equity Index	$100.00	$105.07	$134.41	$145.57	$174.41	$179.53

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
For income tax purposes, distributions paid per share were characterized as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.6000	100.00%	$0.4391	91.49%	$0.4109	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0409	8.51%	0.0000	0.00%
Total	$0.6000	100.00%	$0.4800	100.00%	$0.4109	100.00%

Series A Preferred Shares:
Ordinary income	$2.0349	100.00%	$1.7622	100.00%	$1.3769	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.0349	100.00%	$1.7622	100.00%	$1.3769	100.00%

Series B Preferred Shares
Ordinary income	$2.0672	100.00%	$1.7902	100.00%	$0.3431	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.0672	100.00%	$1.7902	100.00%	$0.3431	100.00%

Series C Preferred Shares
Ordinary income	$0.9890	100.00%	$0.0000	0.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$0.9890	100.00%	$0.0000	0.00%	$0.0000	0.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.

The common distribution declared on December 13, 2013 and paid on January 15, 2014 is treated as 2014 distributions for tax purposes. For tax purposes, $0.4261, $0.4328, and $0.3517 of the Series A, Series B, and Series C, respectively, of the preferred share distributions declared on December 13, 2013 and paid on January 15, 2014 are treated as 2014 distributions.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2013. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	978,129
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	978,129

During the year ended December 31, 2013, certain of our employees chose to have us acquire an aggregate of 21,644 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $23.53 per share.

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

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	From October 2, 2009 (inception) to December 31, 2009
	(In thousands, except share and per-share data)
Revenues:
Room	$321,630	$239,218	$177,479	$32,804	$—
Food and beverage	136,531	117,752	92,898	21,984	—
Other operating	31,056	23,718	17,610	2,973	—
Total revenues	489,217	380,688	287,987	57,761	—
Expenses:
Hotel operating expenses:
Room	83,390	63,213	47,570	9,718	—
Food and beverage	100,244	86,369	65,783	15,113	—
Other direct	14,037	12,236	8,353	1,288	—
Other indirect	126,527	99,766	79,648	16,724	—
Total hotel operating expenses	324,198	261,584	201,354	42,843	—
Depreciation and amortization	55,570	42,794	30,945	5,776	—
Real estate taxes, personal property taxes and property insurance	23,498	17,576	12,895	2,220	—
Ground rent	7,554	2,611	1,814	124	—
General and administrative	17,166	16,777	11,460	8,319	262
Hotel acquisition costs	3,376	2,234	3,392	6,581	—
Total operating expenses	431,362	343,576	261,860	65,863	262
Operating income (loss)	57,855	37,112	26,127	(8,102)	(262)
Interest income	2,620	224	868	3,020	115
Interest expense	(23,680)	(14,932)	(13,653)	(1,640)	—
Other	—	—	85	—	—
Equity in earnings (loss) of joint venture	7,623	5,970	2,336	—	—
Income (loss) before income taxes	44,418	28,374	15,763	(6,722)	(147)
Income tax (expense) benefit	(1,226)	(1,866)	(564)	80	—
Net income (loss)	43,192	26,508	15,199	(6,642)	(147)
Net income (loss) attributable to non-controlling interests	274	429	343	—	—
Net income (loss) attributable to the Company	42,918	26,079	14,856	(6,642)	(147)
Distributions to preferred shareholders	(22,953)	(17,825)	(10,413)	—	—
Net income (loss) attributable to common shareholders	$19,965	$8,254	$4,443	$(6,642)	$(147)
Net income (loss) per share available to common shareholders, basic and diluted	$0.32	$0.14	$0.08	$(0.23)	$(0.04)
Weighted-average number of common shares, basic	61,498,389	55,806,543	47,921,200	28,669,851	4,011,198
Weighted-average number of common shares, diluted	61,836,741	55,955,497	47,966,307	28,669,851	4,011,198

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$1,717,611	$1,417,229	$1,127,484	$599,714	$—
Investment in joint venture	260,304	283,011	171,765	—	—
Cash and cash equivalents	55,136	85,900	65,684	220,722	319,119
Total assets	2,116,931	1,846,162	1,416,632	855,515	389,403
Senior unsecured revolving credit facility	—	—	—	—	—
Term loan	100,000	100,000	—	—	—
Mortgage debt	454,247	368,508	251,539	143,570	—
Total shareholders' equity	1,473,339	1,312,951	1,113,251	686,912	379,426

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
Overview

The U.S. lodging industry continued to exhibit positive fundamentals through 2013. Growing demand from business travel, a healthy recovery in leisure travel and increased international travel, combined with very limited new supply, resulted in 5.4% RevPAR growth. Our wholly owned same-property RevPar growth for 2013 of 8.4% exceeded the industry's, as we benefited from our strategy of investing primarily in urban markets in major gateway cities and we continued to see positive results from our property renovations and the asset management and best practice initiatives we have implemented throughout our portfolio. Moderate economic growth, global volatility, government fiscal deficits and government partisanship have created uncertainty among business and leisure travelers, however, U.S. employment and housing markets have improved. The strength in transient travel, both business and leisure, and low supply growth have resulted in high occupancy levels in our markets, which has allowed us to drive healthy increases in average daily rates. We expect this to continue into 2014, and we believe that our properties have opportunities to achieve significant growth in their operating cash flows and long-term economic values.
Significant highlights of activities for the year ended December 31, 2013 are as follows:
•Acquisitions - We acquired four properties for purchase prices aggregating $326.0 million. The properties we acquired are: the Embassy Suites San Diego Bay - Downtown (January 29, 2013), the Redbury Hotel (August 8, 2013), the Hotel Modera (August 28, 2013) and a leasehold interest in the Radisson Hotel Fisherman's Wharf (December 9, 2013).
•Investment in joint venture - In conjunction with obtaining the first mortgage loan secured by the Affinia Dumont, we received a $23.0 million distribution from the Manhattan Collection joint venture.
•Mortgage loans - We assumed a $66.7 million first mortgage loan in conjunction with the purchase of the Embassy Suites San Diego Bay - Downtown and a $23.7 million first mortgage loan in conjunction with the purchase of the Hotel Modera.
•Equity offerings - We issued 2.7 million common shares for proceeds of approximately $78.9 million, net of underwriting discount and offering-related costs. We also issued 4.0 million Series C Preferred Shares for proceeds of approximately $96.7 million, net of underwriting discount and offering-related costs.
•Renovations - We invested approximately $38.8 million to reposition our properties in 2013. Renovations began or were completed at the Hotel Zetta (formerly Hotel Milano), the Sofitel Philadelphia and the Vintage Park Seattle.

Results of Operations
At December 31, 2013, 2012 and 2011, we had 23, 19 and 14 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the years ended December 31, 2013, 2012 and 2011. The properties listed in the table below are hereinafter referred to as the non-comparable properties for the periods indicated and all other properties are considered and referred to as comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	Years ended December 31, 2013 and 2012	Years ended December 31, 2012 and 2011
Argonaut Hotel	San Francisco, CA	February 16, 2011		X
Westin Gaslamp Quarter, San Diego	San Diego, CA	April 6, 2011		X
Hotel Monaco Seattle	Seattle, WA	April 7, 2011		X
Mondrian Los Angeles	West Hollywood, CA	May 3, 2011		X
Viceroy Miami	Miami, FL	May 26, 2011		X
W Boston	Boston, MA	June 8, 2011		X
Hotel Zetta (formerly Hotel Milano)	San Francisco, CA	April 4, 2012	X	X
Hotel Vintage Park	Seattle, WA	July 9, 2012	X	X
Hotel Vintage Plaza	Portland, OR	July 9, 2012	X	X
W Los Angeles - Westwood	Los Angeles , CA	August 23, 2012	X	X
Hotel Palomar San Francisco	San Francisco, CA	October 25, 2012	X	X
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013	X	X
Redbury Hotel	Hollywood, CA	August 8, 2013	X	X
Hotel Modera	Portland, OR	August 28, 2013	X	X
Radisson Hotel Fisherman's Wharf	San Francisco, CA	December 9, 2013	X	X
Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
Revenues — Total hotel revenues increased by $108.5 million, of which $22.7 million was contributed by our comparable properties and $85.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at InterContinental Buckhead, Westin Gaslamp, Argonaut Hotel, Sir Francis Drake, Hotel Monaco Seattle and Skamania Lodge as a result of increases in ADR and occupancy.
Hotel operating expenses — Total hotel operating expenses increased by $62.6 million. The comparable properties contributed $9.4 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $53.2 million of the increase was generated from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $12.8 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $5.9 million primarily due to the non-comparable properties and an increase in real estate taxes throughout the portfolio. Real estate taxes, personal property taxes and property insurance increased $1.2 million at the comparable properties.
Ground rent — Ground rent expense increased by $4.9 million due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012, which we lease pursuant to a long-term hotel lease agreement.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.4 million primarily as a result of increases in non-cash share-based employee compensation costs, which was offset by a decrease of $1.1 million from the management contract termination expense incurred in 2012 for the DoubleTree by Hilton Bethesda-Washington DC. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.

Hotel acquisition costs — Hotel acquisition costs increased by $1.1 million due to the acquisition costs incurred in connection with the Radisson Fisherman's Wharf leasehold interest. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income increased by $2.4 million as a result of interest income earned on the special loan to the Manhattan Collection joint venture. The special loan was made to the joint venture in December 2012.
Interest expense — Interest expense increased by $8.7 million as a result of higher debt balances from mortgage assumptions in connection with property acquisitions.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased by $1.7 million due to lower interest expense at the joint venture resulting from less borrowings.
Income tax (expense) benefit — Income tax expense decreased by $0.6 million as a result of a decrease in the taxable income of our TRS.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders. There were minimal changes to non-controlling interests during both periods.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $5.1 million as a result of the issuances of the Series C Preferred Shares on March 18, 2013 and April 12, 2013. There were no Series C Preferred Shares outstanding in 2012.
Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
Revenues — Total hotel revenues increased by $92.7 million, of which $13.9 million was contributed by our comparable properties and the remaining $78.8 million was contributed by the non-comparable properties. The increase from our comparable properties resulted from increases in both occupancy and ADR at the Sir Francis Drake and InterContinental Buckhead hotels and significant increases in occupancy at the Sofitel Philadelphia and the Grand Hotel Minneapolis.
Hotel operating expenses — Total hotel operating expenses increased by $60.2 million. The comparable properties contributed $4.4 million of the increase, which is a result of higher occupancy and inflation offset by cost reduction initiatives. The remaining $55.8 million of the increase was generated by the non-comparable properties.
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
Ground rent — Ground rent expense increased by $0.8 million due to the acquisition in 2012 of the Hotel Palomar San Francisco, which is subject to a hotel lease, and increases in percentage rent in 2012 at both the Hotel Monaco Washington DC and Argonaut Hotel as a result of increases in revenues at these hotels.
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
Equity in earnings (losses) of joint venture — Equity in earnings (losses) of joint venture increased by $3.6 million as a result of us owning the Manhattan Collection joint venture for all of 2012 as compared to five months of 2011.

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

Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the years ended December 31, 2013 and 2012:

	For the year ended December 31,
	2013	2012
Total Portfolio
Same-Property Occupancy	82.2%	80.0%
Same-Property ADR	$213.93	$202.89
Same-Property RevPAR	$175.87	$162.24
____________
This schedule of hotel results for the years ended December 31, 2013 and 2012 includes information from all of the hotels we owned as of December 31, 2013, except for the Hotel Zetta (formerly Hotel Milano) for the first quarter, the Redbury Hotel for the first and second quarters, Hotel Modera for the first, second and third quarters of both 2013 and 2012, Radisson Hotel Fisherman's Wharf for the first, second, third and fourth quarters and our 49% ownership interest in the Manhattan Collection for both 2013 and 2012. The hotel results for the respective periods include information reflecting operational performance prior to our ownership of the hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Net income (loss)	$43,192	$26,508	$15,199
Adjustments:
Depreciation and amortization	55,398	42,638	30,807
Depreciation and amortization from joint venture	8,892	9,856	3,931
FFO	$107,482	$79,002	$49,937
Distribution to preferred shareholders	$(22,953)	$(17,825)	$(10,413)
FFO available to common share and unit holders	$84,529	$61,177	$39,524
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011
Net income (loss)	$43,192	$26,508	$15,199
Adjustments:
Interest expense	23,680	14,932	13,653
Interest expense from joint venture	8,902	13,160	5,680
Income tax expense (benefit)	1,226	1,866	564
Depreciation and amortization	55,570	42,794	30,945
Depreciation and amortization from joint venture	8,892	9,856	3,931
EBITDA	$141,462	$109,116	$69,972
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

Hotel Properties

Investment in Hotel Properties

Estimation and judgment is required to allocate the purchase price to elements of our acquired hotel properties. Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs are expensed as incurred.

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

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of December 31, 2013, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
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

Debt Summary
Debt as of December 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,192	51,022
Skamania Lodge	5.44%	February 2016	29,811	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,102	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,725	—
Hotel Modera	5.26%	July 2016	23,597	—
Monaco Washington DC	4.36%	February 2017	44,580	45,368
Argonaut Hotel	4.25%	March 2017	45,138	46,223
Sofitel Philadelphia	3.90%	June 2017	48,218	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,802	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	79,194	81,000
Mortgage loans at stated value			448,359	366,010
Mortgage loan premiums (3)			5,888	2,498
Total mortgage loans			$454,247	$368,508
Total debt			$554,247	$468,508
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
(3) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay-Downtown and Hotel Modera as of December 31, 2013 and the Hotel Palomar San Francisco as of December 31, 2012.
Issuance of Shares of Beneficial Interest

As previously disclosed, on September 28, 2012 we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $170.0 million from time to time through any of the Sales Agents, acting as sales agent or principal (our “ATM program”).
The $170.0 million of common shares issuable pursuant to our ATM program are registered with the Securities and Exchange Commission on our Registration Statement on Form S-3 (No. 333-173468). We filed a prospectus supplement, dated September 28, 2012, to the prospectus, dated April 13, 2011, with the Securities and Exchange Commission in connection with the offer and sale of the shares pursuant to our ATM program. For the year ended December 31, 2013, we sold 171,893 shares under our ATM program at an average price of $28.09 per share and raised $4.8 million, net of commissions. As of December 31, 2013, $165.2 million of common shares remained available for issuance under our ATM program.

On November 6, 2013, we issued in an underwritten public offering 2,530,000 common shares at a price of $29.46 per share, raising proceeds of approximately $74.5 million, net of underwriting discount.

On March 18, 2013, we issued in an underwritten public offering 3,600,000 Series C Preferred Shares at a price of $25.00 per share.  On April 12, 2013, we issued an additional 400,000 Series C Preferred Shares at a price of $25.00 per share pursuant to the underwriters’ exercise of their overallotment option granted in connection with the March 2013 offering.  These two issuances raised aggregate proceeds of approximately $96.7 million, net of underwriting discount and offering-related costs.

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
Cash provided by Operations. Our cash provided by operating activities was $107.5 million for the year ended December 31, 2013. Our cash from operations includes the operating activities of our 23 wholly owned hotels and operating cash flow distributions received from the Manhattan Collection joint venture. Our cash provided by operating activities for the year ended December 31, 2012 was $77.2 million and relates principally to the 19 hotels we owned at December 31, 2012.
Cash used in Investing Activities. Our cash used in investing activities was $246.0 million for the year ended December 31, 2013. During the year ended December 31, 2013, we purchased four hotels using cash of $230.8 million, invested $38.8 million in improvements to our hotel properties, received a net distribution of $26.3 million from our joint venture, had an increase in restricted cash of $3.2 million, and received $0.5 million in property insurance proceeds. During the year ended December 31, 2012, we used $407.9 million of cash, of which we used $248.0 million to purchase five hotel properties, invested $105.3 million in the Manhattan Collection joint venture, invested $53.2 million in improvements to our hotel properties, placed a deposit of $4.0 million on one property under contract for purchase and had a decrease in restricted cash of $2.6 million.
Cash provided by Financing Activities. Our cash provided by financing activities was $107.8 million for the year ended December 31, 2013. We received net proceeds of $175.6 million from the issuance of 4.0 million Series C Preferred Shares and 2.7 million common shares, repaid $8.1 million of mortgage debt, and paid $58.5 million in distributions. For the year ended December 31, 2012, cash flows provided by financing activities was $350.9 million, which consisted of net proceeds of $214.9 million from the issuance of 9.7 million common shares. We also received $100.0 million in proceeds from the term loan, received $224.0 million in proceeds from mortgage debt refinancings, repaid $136.7 million of mortgage debt, borrowed and repaid $120.0 million under our senior unsecured revolving credit facility, paid $44.8 million in distributions and paid $6.4 million in other transactions.
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
For the year ended December 31, 2013, we invested $38.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $45.0 million to $55.0 million in capital investments for our wholly owned hotels in 2014. In late February 2013, the renovation of the Hotel Milano was completed, and the hotel re-opened as Hotel Zetta. For the year ended December 31, 2013, we invested $8.5 million on the renovation of Hotel Zetta.

Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$515,225	$30,710	$247,259	$166,330	$70,926
Term loan (2)	109,265	2,585	5,178	101,502	—
Ground leases (3)	412,654	3,126	6,351	6,328	396,849
Purchase commitments (4)	3,971	3,971	—	—	—
Corporate office lease	246	246	—	—	—
Total	$1,041,361	$40,638	$258,788	$274,160	$467,775
 ____________________

(1)	Amounts include principal and interest.

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

(3)
The long-term ground leases on the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Radisson Hotel Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

On December 27, 2012, the joint venture refinanced its existing loans with a new, single $410.0 million loan, secured by five of the properties (excluding Affinia Dumont) owned by the joint venture. The loan bears interest at an annual fixed rate of 3.67% and requires interest only payments through maturity on January 5, 2018. In conjunction with the re-financing, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

On April 4, 2013, the joint venture obtained a $50.0 million first mortgage loan secured by the Affinia Dumont. The loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018.

The joint venture was in compliance with all of its debt covenants as of December 31, 2013. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% per annum at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of December 31, 2013, our derivative instruments are in an asset position, with an aggregate fair value of $1.1 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the year ended December 31, 2013, there was $1.4 million in unrealized gain recorded in accumulated other comprehensive income.
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

	2014	2015	2016	2017	2018	Thereafter	Total
Liabilities
Fixed rate debt	$9,085	$9,523	$203,269	$155,908	$2,366	$68,208	$448,359
Average interest rate	4.65%	4.66%	5.48%	4.45%	3.69%	3.69%	4.81%
Variable rate debt	$—	$—	$—	$100,000	$—	$—	$100,000
Average interest rate (1)	—%	—%	—%	2.55%	—%	—%	2.55%
Total	$9,085	$9,523	$203,269	$255,908	$2,366	$68,208	$548,359

____________
(1) We entered into interest rate swaps to effectively fix the interest rate for the full five-year term at 2.55% per annum, based on our current leverage ratio.
This table reflects indebtedness outstanding as of December 31, 2013 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2013, the estimated fair value of our fixed rate mortgage debt was $460.9 million.

As of December 31, 2013, we effectively have no debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

We acquired the Redbury Hotel on August 8, 2013, the Hotel Modera on August 28, 2013, and Radisson Hotel Fisherman's Wharf on December 9, 2013 and have excluded these properties from our assessment of effectiveness of internal control over financial reporting as of December 31, 2013. These hotels have an aggregate of hotel level assets and liabilities of $2.4 million and $2.6 million, respectively, and hotel revenues and expenses of $9.1 million and $5.7 million, respectively, as of and for the year ended December 31, 2013.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Recent Legislation
Pursuant to recently enacted legislation, as of January 1, 2013, (1) the maximum tax rate on “qualified dividend income” received by U.S. shareholders taxed at individual rates is 20%, (2) the maximum tax rate on long-term capital gain applicable to U.S. shareholders taxed at individual rates is 20%, and (3) the highest marginal individual income tax rate is 39.6%. Pursuant to such legislation, the backup withholding rate remains at 28%. Such legislation also makes permanent certain federal income tax provisions that were scheduled to expire on December 31, 2012. We urge you to consult your tax advisors regarding the impact of this legislation on the purchase, ownership and sale of our common shares.
Taxation of Taxable U.S. Shareholders
For payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends on our common shares payable to U.S. shareholders who own their common shares through foreign accounts or foreign intermediaries if certain disclosure requirements related to U.S. accounts or ownership are not satisfied. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for payments after December 31, 2016, on proceeds from the sale of our common shares payable to U.S. shareholders who own their common shares through foreign accounts or foreign intermediaries. We will not pay any additional amounts in respect of any amounts withheld.
Taxation of Non-U.S. Shareholders

Whether or not non-U.S. shareholders are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes, for payments after June 30, 2014, a U.S. withholding tax at a 30% rate will be imposed on dividends on our common shares payable to certain non-U.S. shareholders if they held our common shares through foreign entities that fail to meet certain disclosure requirements related to U.S. persons that either have accounts with such entities or own equity interests in such entities. In addition, if those disclosure requirements are not satisfied, a U.S. withholding tax at a 30% rate will be imposed, for payments after December 31, 2016, on proceeds from the sale of our common shares payable to certain non-U.S. shareholders. If payment of withholding taxes is required, non-U.S. shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. withholding taxes with respect of such dividends and proceeds will be required to seek a refund from the Internal Revenue Service to obtain the benefit or such exemption or reduction. We will not pay any additional amounts in respect of any amounts withheld.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-28.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-29 through F-31.

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

3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2013 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

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

10.6*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.13 below).

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

10.2
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

10.26
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.27
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.28
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.29*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.30*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	February 20, 2014	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JON E. BORTZ	Chairman, President and Chief Executive Officer (principal executive officer)	February 20, 2014
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 20, 2014
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 20, 2014
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 20, 2014
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 20, 2014
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 20, 2014
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 20, 2014
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 20, 2014
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 20, 2014

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust's (Pebblebrook) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Pebblebrook Hotel Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the internal control over financial reporting for the operations of three of the four hotels acquired in 2013 (acquisition dates August 8, 2013, August 28, 2013, and December 9, 2013) comprising hotel level assets and liabilities of $2.4 million and $2.6 million, respectively, and hotel revenues and expenses of $9.1 million and $5.7 million, respectively, included in the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for these hotel level assets, liabilities, revenues and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 20, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 20, 2014

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2013	December 31, 2012

ASSETS
Investment in hotel properties, net	$1,717,611	$1,417,229
Investment in joint venture	260,304	283,011
Ground lease asset, net	19,217	10,283
Cash and cash equivalents	55,136	85,900
Restricted cash	16,482	12,034
Hotel receivables (net of allowance for doubtful accounts of $270 and $28, respectively)	16,850	13,463
Deferred financing costs, net	4,736	5,753
Prepaid expenses and other assets	26,595	18,489
Total assets	$2,116,931	$1,846,162
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $5,888 and $2,498, respectively)	454,247	368,508
Accounts payable and accrued expenses	61,428	47,364
Advance deposits	8,432	4,596
Accrued interest	1,945	1,328
Distribution payable	15,795	11,274
Total liabilities	641,847	533,070
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $325,000 and $225,000 at December 31, 2013 and December 31, 2012), 100,000,000 shares authorized; 13,000,000 shares issued and outstanding at December 31, 2013 and 9,000,000 issued and outstanding at December 31, 2012	130	90
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 63,709,628 issued and outstanding at December 31, 2013 and 60,955,090 issued and outstanding at December 31, 2012	637	610
Additional paid-in capital	1,541,138	1,362,349
Accumulated other comprehensive income (loss)	1,086	(300)
Distributions in excess of retained earnings	(69,652)	(49,798)
Total shareholders’ equity	1,473,339	1,312,951
Non-controlling interests	1,745	141
Total equity	1,475,084	1,313,092
Total liabilities and equity	$2,116,931	$1,846,162
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2013	2012	2011
Revenues:
Room	$321,630	$239,218	$177,479
Food and beverage	136,531	117,752	92,898
Other operating	31,056	23,718	17,610
Total revenues	489,217	380,688	287,987
Expenses:
Hotel operating expenses:
Room	83,390	63,213	47,570
Food and beverage	100,244	86,369	65,783
Other direct	14,037	12,236	8,353
Other indirect	126,527	99,766	79,648
Total hotel operating expenses	324,198	261,584	201,354
Depreciation and amortization	55,570	42,794	30,945
Real estate taxes, personal property taxes and property insurance	23,498	17,576	12,895
Ground rent	7,554	2,611	1,814
General and administrative	17,166	16,777	11,460
Hotel acquisition costs	3,376	2,234	3,392
Total operating expenses	431,362	343,576	261,860
Operating income (loss)	57,855	37,112	26,127
Interest income	2,620	224	868
Interest expense	(23,680)	(14,932)	(13,653)
Other	—	—	85
Equity in earnings (loss) of joint venture	7,623	5,970	2,336
Income (loss) before income taxes	44,418	28,374	15,763
Income tax (expense) benefit	(1,226)	(1,866)	(564)
Net income (loss)	43,192	26,508	15,199
Net income (loss) attributable to non-controlling interests	274	429	343
Net income (loss) attributable to the Company	42,918	26,079	14,856
Distributions to preferred shareholders	(22,953)	(17,825)	(10,413)
Net income (loss) attributable to common shareholders	$19,965	$8,254	$4,443
Net income (loss) per share available to common shareholders, basic and diluted	$0.32	$0.14	$0.08
Weighted-average number of common shares, basic	61,498,389	55,806,543	47,921,200
Weighted-average number of common shares, diluted	61,836,741	55,955,497	47,966,307

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2013	2012	2011

Comprehensive Income:
Net income (loss)	$43,192	$26,508	$15,199
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	1,386	(300)	—
Comprehensive income (loss)	44,578	26,208	15,199
Comprehensive income (loss) attributable to non-controlling interests	287	427	343
Comprehensive income (loss) attributable to the Company	$44,291	$25,781	$14,856
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share and per-share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2010	—	$—	39,814,760	$398	$698,100	$—	$(11,586)	$686,912	$1,540	$688,452
Issuance of shares, net of offering costs	9,000,000	90	10,925,000	110	443,688	—	—	443,888	—	443,888
Issuance of common shares for Board of Trustee compensation	—	—	8,886	—	182	—	—	182	—	182
Repurchase of common shares	—	—	(6,496)	—	(140)	—	—	(140)	—	(140)
Share-based compensation	—	—	26,874	—	1,075	—	—	1,075	1,579	2,654
Distributions on common shares/units	—	—	—	—	—	—	(23,109)	(23,109)	(446)	(23,555)
Distributions on preferred shares	—	—	—	—	—	—	(10,413)	(10,413)	(14)	(10,427)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	95	95
Net income (loss)	—	—	—	—	—	—	14,856	14,856	343	15,199
Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	9,694,087	97	214,774	—	—	214,871	—	214,871
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,706)	—	(321)	—	—	(321)	—	(321)
Share-based compensation	—	—	52,789	1	2,635	—	—	2,636	1,579	4,215
Distributions on common shares/units	—	—	—	—	—	—	(27,800)	(27,800)	(446)	(28,246)
Distributions on preferred shares	—	—	—	—	—	—	(17,825)	(17,825)	(15)	(17,840)
Redemption of non-controlling interest LTIP units	—	—	444,535	4	2,157	—	—	2,161	(4,503)	(2,342)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(300)	—	(300)	—	(300)
Net income (loss)	—	—	—	—	—	—	26,079	26,079	429	26,508
Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	2,701,893	27	175,508	—	—	175,575	—	175,575
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	3,597	—	—	3,597	1,625	5,222

Distributions on common shares/units	—	—	—	—	—	—	(39,819)	(39,819)	(280)	(40,099)
Distributions on preferred shares	—	—	—	—	—	—	(22,953)	(22,953)	(15)	(22,968)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,386	—	1,386	—	1,386
Net income (loss)	—	—	—	—	—	—	42,918	42,918	274	43,192
Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2013	2012	2011
Operating activities:
Net income (loss)	$43,192	$26,508	$15,199
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,570	42,794	30,945
Share-based compensation	5,222	4,215	2,654
Amortization of deferred financing costs and mortgage loan premiums	(259)	1,400	1,555
Non-cash ground rent	3,128	219	219
Equity in (earnings) loss from joint venture	(5,234)	(5,970)	(2,336)
Other	892	240	225
Changes in assets and liabilities:
Restricted cash, net	(1,266)	(1,547)	(408)
Hotel receivables	(3,343)	(1,321)	(6,426)
Prepaid expenses and other assets	(3,441)	2,679	(4,481)
Distributions from joint venture	1,617	—	—
Accounts payable and accrued expenses	8,051	7,740	10,715
Advance deposits	3,324	216	215
Net cash provided by (used in) operating activities	107,453	77,173	48,076
Investing activities:
Acquisition of hotel properties	(230,769)	(247,971)	(467,135)
Improvements and additions to hotel properties	(38,753)	(53,156)	(40,468)
Investment in joint venture, net	26,291	(105,277)	(169,430)
Deposit on hotel properties	—	(4,000)	—
Purchase of corporate office equipment, software, and furniture	(33)	(47)	(148)
Restricted cash, net	(3,182)	2,582	(4,576)
Property insurance proceeds	458	—	—
Net cash provided by (used in) investing activities	(245,988)	(407,869)	(681,757)
Financing activities:
Gross proceeds from issuance of common shares	79,362	221,579	235,980
Gross proceeds from issuance of preferred shares	100,000	—	225,150
Payment of offering costs — common and preferred shares	(3,787)	(6,708)	(17,243)
Payment of deferred financing costs	(650)	(3,765)	(2,324)
Contributions from non-controlling interest	—	—	95
Borrowings under senior credit facility	—	120,000	42,000
Repayments under senior credit facility	—	(120,000)	(42,000)
Proceeds from term loan	—	100,000	—
Proceeds from mortgage debt	—	224,000	67,000
Repayments of mortgage debt	(8,099)	(136,704)	(1,031)
Repurchase of common shares	(523)	(321)	(140)
Redemption of non-controlling interests	—	(2,342)	—
Distributions — common shares/units	(36,969)	(27,002)	(22,244)
Distributions — preferred shares	(21,563)	(17,825)	(6,600)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

Net cash provided by (used in) financing activities	107,771	350,912	478,643
Net change in cash and cash equivalents	(30,764)	20,216	(155,038)
Cash and cash equivalents, beginning of year	85,900	65,684	220,722
Cash and cash equivalents, end of year	$55,136	$85,900	$65,684
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
As of December 31, 2013, the Company owned interests in 29 hotels, including 23 wholly owned hotels with a total of 5,546 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2013, the Company owned 99.1% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.9% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Investment in Hotel Properties
Upon acquisition of hotel properties, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as increases or decreases to interest expense.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the statement of operations.
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

As of December 31, 2013 and 2012, the Company did not have any uncertain tax positions and had not incurred any interest or penalties on such positions during the periods presented. Interest and penalties related to uncertain tax benefits, if any, in the future will be recognized as operating expenses.
Share-based Compensation
The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves significant estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds.
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

Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.  Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income.  For the years ended December 31, 2013, 2012 and 2011, comprehensive income (loss) was $44.6 million, $26.2 million and $15.2 million, respectively. As of December 31, 2013 and 2012, the Company's accumulated other comprehensive income (loss) was $1.1 million and $(0.3) million, respectively.
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
On August 28, 2013, the Company acquired the 174-room Hotel Modera located in Portland, Oregon for $47.5 million. The acquisition was funded with $23.8 million of available cash and the assumption of a $23.7 million first mortgage loan. The fixed rate mortgage loan that was assumed was determined to have an interest rate that was above the current market interest rate. The Company recorded a $0.6 million mortgage loan premium for the above market interest that is amortized as a reduction in interest expense through the maturity of the loan. The Company selected OLS Hotels and Resorts to manage the hotel.
On December 9, 2013, the Company acquired a leasehold interest in the 355-room Radisson Hotel Fisherman's Wharf and adjacent retail space located in San Francisco, California for $132.0 million. The acquisition was funded with available cash. The hotel is subject to both a long-term primary ground lease and a secondary sublease. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to additional guest rooms and retail space added in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The primary ground lease expires in 2062. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062. The Company selected Davidson Hotels & Resorts to manage the hotel and Shelter Bay Retail Group to manage the retail suites.

The allocation of fair value to the acquired assets and liabilities is as follows (in thousands).

	2013 Acquisitions	2012 Acquisitions
Land	$36,375	$46,089
Buildings and improvements	269,312	225,368
Furniture, fixtures and equipment	12,931	9,469
Below (above) market rate contracts	2,826	(9,170)
In place lease assets and intangibles	4,039	—
Capital improvement reserve	—	3,600
Mortgage debt	(90,448)	(27,175)
Net working capital	(266)	(210)
Net assets acquired	$234,769	$247,971
The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2013 and 2012 as if the hotels acquired in 2013 and 2012 were acquired on January 1, 2012 and 2011, respectively. The following hotels' pro forma results are included in the pro forma table below: Hotel Zetta (formerly Hotel Milano), Hotel Vintage Park Seattle, Hotel Vintage Plaza Portland, W Los Angeles - Westwood, Hotel Palomar San Francisco, Embassy Suites San Diego Bay-Downtown, Redbury Hotel, Hotel Modera, and Radisson Hotel Fisherman's Wharf. The pro forma results below excluded acquisition costs of $3.4 million and $2.2 million for the years ended December 31, 2013 and 2012, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2012 and 2011 or the future results of operations (in thousands, except per-share data).

	For the year ended December 31,
	2013	2012
	(Unaudited)
Total revenues	$529,366	$495,511
Operating income (loss)	70,491	59,428
Net income (loss) attributable to common shareholders	29,661	28,143
Net income (loss) per share available to common shareholders — basic	$0.48	$0.45
Net income (loss) per share available to common shareholders — diluted	$0.47	$0.45

For the year ended December 31, 2013, the Company's consolidated statements of operations included $30.6 million of revenues and $17.3 million of hotel operating expenses related to the operations of the Embassy Suites San Diego Bay - Downtown, Redbury Hotel, Hotel Modera, and Radisson Hotel Fisherman's Wharf acquired in 2013.
NOTE 4. INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties as of December 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Land	$272,661	$236,287
Buildings and improvements	1,437,593	1,141,347
Furniture, fixtures and equipment	135,547	107,938
Construction in progress	4,138	9,595
Investment in hotel properties	$1,849,939	$1,495,167
Less: Accumulated depreciation	(132,328)	(77,938)
Investment in hotel properties, net	$1,717,611	$1,417,229
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
As of December 31, 2013, the joint venture reported approximately $476.8 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include approximately $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the years ended December 31, 2013, 2012 and 2011 are presented below (in thousands):

	For the year ended December 31,
	2013	2012	2011
Revenues	$172,968	$174,718	$82,124
Total expenses	161,145	158,394	75,992
Net income (loss)	$11,823	$16,324	$6,132
Company’s 49% interest of net income (loss)	5,793	7,999	3,005
Basis adjustment	(559)	(2,062)	(669)
Special loan interest income elimination	2,389	33	—
Equity in earnings (loss) in joint venture	$7,623	$5,970	$2,336

NOTE 6. DEBT
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of December 31, 2013 and December 31, 2012, the Company had no outstanding borrowings under the revolving credit facility. As of December 31, 2013, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2013 and 2012, the Company incurred unused commitment fees of $0.7 million and $0.9 million, respectively.
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
As of December 31, 2013, the Company's derivative instruments are in an asset position, with an aggregate fair value of $1.1 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the year ended December 31, 2013, there was $1.4 million in unrealized gain recorded in accumulated other comprehensive income. During the years ended December 31, 2013 and 2012, the Company reclassified $0.5 million and $0.2 million, respectively, from accumulated other comprehensive income to net income (loss) and is included in interest expense. The Company expects approximately $0.5 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
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
In conjunction with the acquisition of the Hotel Modera, the Company assumed a $23.7 million first mortgage loan secured by the property. The loan has a remaining term of three years, bears interest at an annual fixed rate of 5.26% and requires monthly principal and interest payments of $0.1 million. As the loan's interest rate was above market for loans with comparable terms, the Company recorded a loan premium of $0.6 million, which is amortized to interest expense over the remaining term of the loan.
Debt Summary
Debt as of December 31, 2013 and December 31, 2012 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2013	December 31, 2012
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	50,192	51,022
Skamania Lodge	5.44%	February 2016	29,811	30,252
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	35,102	35,602
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,725	—
Hotel Modera	5.26%	July 2016	23,597	—
Monaco Washington DC	4.36%	February 2017	44,580	45,368
Argonaut Hotel	4.25%	March 2017	45,138	46,223
Sofitel Philadelphia	3.90%	June 2017	48,218	49,419
Hotel Palomar San Francisco	5.94%	September 2017	26,802	27,124
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	79,194	81,000
Mortgage loans at stated value			448,359	366,010
Mortgage loan premiums (2)			5,888	2,498
Total mortgage loans			$454,247	$368,508
Total debt			$554,247	$468,508

________________________
(1) The Company entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on its current leverage ratio.
(2) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera as of December 31, 2013 and the Hotel Palomar San Francisco as of December 31, 2012.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of December 31, 2013 and 2012 was $460.9 million and $372.3 million, respectively.
The Company was in compliance with all debt covenants as of December 31, 2013.
Future scheduled debt principal payments for the Company's mortgage debt and term loan as of December 31, 2013 are as follows (in thousands):

2014	$9,085
2015	9,523
2016	203,269
2017	255,908
2018	2,366
Thereafter	68,208
Total debt principal payments	548,359
Premium on mortgage debt	5,888
Total debt	$554,247

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
For the year ended December 31, 2013, the Company issued 171,893 common shares at an average price of $28.09 per share under its $170.0 million at-the-market offering ("ATM") program and raised $4.8 million, net of commissions. As of December 31, 2013, $165.2 million of common shares remained available for issuance under the ATM program.
On November 6, 2013, the Company issued 2,530,000 common shares at a price of $29.46 per share in an underwritten public offering and raised $74.5 million, net of underwriting discount.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2013:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.16	March 31, 2013	April 1, 2013	April 15, 2013
$0.16	June 30, 2013	July 1, 2013	July 15, 2013
$0.16	September 30, 2013	September 30, 2013	October 15, 2013
$0.16	December 31, 2013	December 31, 2013	January 15, 2014
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 18, 2013, the Company issued 3,600,000 shares of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") at a public offering price of $25.00 per share, for a total of $87.1 million of proceeds, net of underwriting discount and offering-related costs.
On April 12, 2013, the Company issued an additional 400,000 shares of its Series C Preferred Shares at a public offering price of $25.00 per share, for a total of $9.6 million of proceeds, net of underwriting discount and offering-related costs.
As of December 31, 2013, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 4,000,000 shares of its 6.50% Series C Preferred Shares outstanding. As of December 31, 2012, the Company had 5,600,000 shares of its 7.875% Series A Preferred Shares and 3,400,000 shares of its 8.00% Series B Preferred Shares outstanding.
The Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company may not redeem the Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares prior to March 11, 2016, September 21, 2016, and March 18, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. After those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series A Preferred Share is 2.3234 common shares, each Series B Preferred Share is 3.4483 common shares, and each Series C Preferred Share is 2.0325 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2013:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2013	April 1, 2013	April 15, 2013
7.875% Series A	$0.49	June 30, 2013	July 1, 2013	July 15, 2013
7.875% Series A	$0.49	September 30, 2013	September 30, 2013	October 15, 2013
7.875% Series A	$0.49	December 31, 2013	December 31, 2013	January 15, 2014
8.00% Series B	$0.50	March 31, 2013	April 1, 2013	April 15, 2013
8.00% Series B	$0.50	June 30, 2013	July 1, 2013	July 15, 2013
8.00% Series B	$0.50	September 30, 2013	September 30, 2013	October 15, 2013
8.00% Series B	$0.50	December 31, 2013	December 31, 2013	January 15, 2014
6.50% Series C	$0.12	March 31, 2013	April 1, 2013	April 15, 2013
6.50% Series C	$0.41	June 30, 2013	July 1, 2013	July 15, 2013
6.50% Series C	$0.41	September 30, 2013	September 30, 2013	October 15, 2013
6.50% Series C	$0.41	December 31, 2013	December 31, 2013	January 15, 2014

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
As of December 31, 2013 and December 31, 2012, the Operating Partnership had 607,991 and 381,109 long-term incentive partnership units (“LTIP units”) outstanding, respectively. Of the 607,991 LTIP units outstanding at December 31, 2013, 185,820 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
NOTE 8. SHARE-BASED COMPENSATION PLAN
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2013, there were 978,129 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, executives and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2013:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2011	78,440	$20.88
Granted	79,330	$22.03
Vested	(26,874)	$20.83
Forfeited	(2,232)	$21.58
Unvested at December 31, 2011	128,664	$21.59
Granted	52,545	$23.15
Vested	(52,587)	$21.43
Forfeited	—	$—
Unvested at December 31, 2012	128,622	$22.19
Granted	84,451	$26.07
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at December 31, 2013	147,881	$24.59
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $1.5 million, $1.5 million, and $1.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of December 31, 2013, there was $2.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.4 years.
Performance-Based Equity Awards

On February 8, 2012, the Board of Trustees approved a target award of 72,056 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2015. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 12,048 target awards which have no maximum) and will be determined in 2015 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2012 through December 31, 2014.

On January 30, 2013, the Board of Trustees approved a target award of 72,118 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2016. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 11,753 target awards which have no maximum) and will be determined in 2016 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2013 through December 31, 2015.
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria as defined in the agreements for the period of performance beginning on the grant date and ending on the applicable vesting date.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)	Volatility	Interest Rate	Dividend Yield
February 8, 2012
Relative Total Shareholder Return[1]	30.00%	$0.7	33.00%	0.34%	2.20%
Absolute Total Shareholder Return [1]	30.00%	$0.6	33.00%	0.34%	2.20%
EBITDA Comparison [2]	40.00%	$0.7	33.00%	0.34%	2.20%

January 30, 2013
Relative Total Shareholder Return [1]	30.00%	$0.7	31.00%	0.41%	2.20%
Absolute Total Shareholder Return [1]	30.00%	$0.5	31.00%	0.41%	2.20%
EBITDA Comparison [2]	40.00%	$0.7	31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return [1]	50.00%	$4.7	29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return [1]	50.00%	$2.9	29.00%	0.34% - 2.25%	2.40%

[1] The Relative Total Shareholder Return and Absolute Total Shareholder Return are market conditions as defined by ASC 718.
[2] The EBITDA Comparison component is a performance condition as defined by ASC 718 and therefore, compensation expense related to this component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.

Dividends on unvested performance-based equity awards accrue over the vesting period and paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2013, there was approximately $10.2 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 3.4 years. For the years ended December 31, 2013 and 2012, the Company recognized $2.1 million and $1.1 million, respectively, in expense related to these awards.
Long-Term Incentive Partnership Units
LTIP units, which are also referred to as profits interest units, may be issued to eligible participants for the performance of services to or for the benefit of the Operating Partnership. LTIP units are a class of partnership unit in the Operating Partnership and receive, whether vested or not, the same per-unit profit distributions as the other outstanding units in the Operating Partnership, which equal per-share distributions on common shares. LTIP units are allocated their pro-rata share of the Company's net income (loss). Vested LTIP units may be converted by the holder, at any time, into an equal number of common Operating Partnership units and thereafter will possess all of the rights and interests of a common Operating Partnership unit, including the right to redeem the common Operating Partnership unit for a common share in the Company or cash, at the option of the Operating Partnership.
As of December 31, 2013, the Company had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
LTIP Class A units were granted to executives of the Company concurrent with completion of the Company's initial public offering in December 2009. These LTIP units vest ratably on each of the first five anniversaries of their dates of grant and were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model.
On December 13, 2013, the Board of Trustees approved a grant of 226,882 LTIP Class B units to executive officers of the Company. The LTIP units are subject to time-based vesting in five equal installments beginning January 1, 2016 and ending on January 1, 2020. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $29.19 per unit. The aggregate grant date fair value of the LTIP Class B units was $6.6 million.

As of December 31, 2013, the Company had 607,991 LTIP units outstanding. All LTIP units will vest upon a change in control. As of December 31, 2013, of the 607,991 units outstanding, 185,820 LTIP units have vested, all of which were LTIP Class A units.
The Company recognized $1.6 million, $1.6 million and $1.6 million in share-based compensation expense related to all LTIP units for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $8.1 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.6 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
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
For federal income tax purposes, the cash distributions paid to the Company’s common shareholders and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.6000	100.00%	$0.4391	91.49%	$0.4109	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0409	8.51%	0.0000	0.00%
Total	$0.6000	100.00%	$0.4800	100.00%	$0.4109	100.00%

Series A Preferred Shares:
Ordinary income	$2.0349	100.00%	$1.7622	100.00%	$1.3769	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.0349	100.00%	$1.7622	100.00%	$1.3769	100.00%

Series B Preferred Shares
Ordinary income	$2.0672	100.00%	$1.7902	100.00%	$0.3431	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.0672	100.00%	$1.7902	100.00%	$0.3431	100.00%

Series C Preferred Shares
Ordinary income	$0.9890	100.00%	$0.0000	0.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$0.9890	100.00%	$0.0000	0.00%	$0.0000	0.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.

The common distribution declared on December 13, 2013 and paid on January 15, 2014, is treated as 2014 distributions for tax purposes. For tax purposes, $0.4261, $0.4328 and $0.3517 of the Series A Preferred Shares, Series B Preferred Shares, and Series C Preferred Shares, respectively, of the preferred share distributions declared on December 13, 2013 and paid on January 15, 2014 are treated as 2014 distributions.

For the years ended December 31, 2013, 2012 and 2011, the Operating Partnership income tax expense was $0.2 million, $0.4 million and $0, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. PHL has an estimated combined federal and state statutory tax rate of 41.0% for the year ended December 31, 2013. The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2013	2012	2011
Federal
Current	$718	$1,048	$374
Deferred	—	—	70
State and local
Current	313	412	110
Deferred	—	—	10
Income tax expense (benefit)	$1,031	$1,460	$564

A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2013	2012	2011
Statutory federal tax expense (benefit)	$718	$1,048	$444
State income tax expense (benefit)	313	412	120
Income tax expense (benefit)	$1,031	$1,460	$564

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2013 and 2012, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2010 and 2009, respectively.
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
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2013	2012	2011
Numerator:
Net income (loss) attributable to common shareholders	$19,965	$8,254	$4,443
Less: dividends paid on unvested share-based compensation	(328)	(310)	(398)
Undistributed earnings attributable to share-based compensation	—	—	—
Net income (loss) available to common shareholders	$19,637	$7,944	$4,045
Denominator:
Weighted-average number of common shares — basic	61,498,389	55,806,543	47,921,200
Effect of dilutive share-based compensation	338,352	148,954	45,107
Weighted-average number of common shares — diluted	61,836,741	55,955,497	47,966,307

Net income (loss) per share available to common shareholders — basic	$0.32	$0.14	0.08
Net income (loss) per share available to common shareholders — diluted	$0.32	$0.14	0.08
NOTE 11. COMMITMENTS AND CONTINGENCIES
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The initial terms of these management agreements range from five years to 20 years, not including renewals, and five years to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2013, 2012 and 2011, combined base and incentive management fees were $15.8 million, $11.5 million and $8.1 million, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2013 and December 31, 2012, the Company had $16.5 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or lender requirements.
Ground and Hotel Leases
The Hotel Monaco Washington DC is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $0.2 million or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the hotel structure due to its status as a national historic landmark.
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

The Hotel Palomar San Francisco is subject to a long-term hotel lease for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay annual base rent and a percentage rent, which is based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the lease agreement.

The Radisson Hotel Fisherman's Wharf is subject to a long-term primary ground lease and secondary subleases. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The primary ground lease expires in 2062 and the secondary sublease expires in April 2016.
The ground leases and hotel lease are operating leases under ASC 840 Leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases.

Future minimum annual rental payments under operating leases, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, as of December 31, 2013 is as follows (in thousands):

2014	$3,126
2015	3,176
2016	3,176
2017	3,164
2018	3,164
Thereafter	396,848
Total	$412,654

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
NOTE 12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2013	2012	2011
	(in thousands)
Interest paid, net of capitalized interest	$23,528	$13,440	$11,366
Interest capitalized	$206	$236	$—
Income taxes paid	$1,572	$1,877	$586
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$10,592	$7,461	$6,219
Distributions payable on preferred shares	$5,203	$3,813	$3,813
Issuance of common shares for board of trustees compensation	$207	$199	$182
Mortgage loans assumed in connection with acquisition	$90,448	$27,175	$42,000
Below (above) market rate contracts assumed in connection with acquisition	$2,826	$(9,170)	$—
Deposit applied to purchase price of acquisition	$4,000	$—	$5,000
Accrued additions and improvements to hotel properties	$603	$1,203	$2,171
NOTE 13. SUBSEQUENT EVENTS
On February 4, 2014, the Board of Trustees granted an aggregate of 44,322 service condition restricted share awards and 66,483 target performance-based equity awards, respectively, to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be based on certain performance criteria stipulated in the agreements for the period from January 1, 2014 through December 31, 2016 and will be determined in early 2017.

NOTE 14. QUARTERLY OPERATING RESULTS (UNAUDITED)
The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2013 and 2012 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$104,914	$126,301	$131,234	$126,768
Net income (loss)	(246)	14,931	17,527	10,980
Net income (loss) attributable to the Company	(248)	14,834	17,415	10,917
Net income (loss) attributable to common shareholders	(4,916)	8,730	11,315	4,836
Net income (loss) per share available to common shareholders, basic and diluted	$(0.08)	$0.14	$0.18	$0.08

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$77,474	$94,167	$104,305	$104,742
Net income (loss)	(2,837)	10,027	12,105	7,213
Net income (loss) attributable to the Company	(2,791)	9,864	11,918	7,088
Net income (loss) attributable to common shareholders	(7,247)	5,407	7,462	2,632
Net income (loss) per share available to common shareholders, basic and diluted	$(0.14)	$0.10	$0.13	$0.04

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2013 (In thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumb-rances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life

DoubleTree by Hilton Bethesda-Washington DC	$35,102	$10,065	$53,000	$4,035	$6,868	$10,065	$57,355	$6,548	$73,968	$8,387	$65,581	1971	6/4/2010	3-40 years
Sir Francis Drake Hotel	—	22,500	60,547	6,953	15,544	22,500	69,956	13,088	105,544	12,033	93,511	1928	6/22/2010	1-40 years
InterContinental Buckhead Hotel	50,192	25,000	68,844	11,000	9,015	25,000	72,393	16,466	113,859	13,741	100,118	2004	7/1/2010	3-40 years
Monaco Washington DC	44,580	—	60,630	2,441	4,716	—	63,970	3,816	67,786	6,751	61,035	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis	—	4,950	26,616	300	9,544	4,950	32,508	3,952	41,410	4,692	36,718	1912	9/29/2010	1-40 years
Skamania Lodge	29,811	7,129	44,987	3,523	4,058	7,130	47,497	5,070	59,697	5,936	53,761	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica Hotel	—	18,784	81,580	2,295	10,732	18,784	86,535	8,072	113,391	9,170	104,221	1972	11/19/2010	3-40 years
Sofitel Philadelphia Hotel	48,218	18,000	64,256	4,639	6,688	18,000	67,843	7,740	93,583	7,735	85,848	2000	12/3/2010	3-40 years
Argonaut Hotel	45,138	—	79,492	4,247	4,767	—	81,895	6,611	88,506	8,350	80,156	1907	2/16/2011	3-40 years
Westin Gaslamp Quarter	79,194	25,537	86,089	6,850	18,404	25,537	101,412	9,931	136,880	11,870	125,010	1987	4/6/2011	1-40 years
Monaco Seattle	—	10,105	38,888	2,073	6,444	10,105	41,824	5,581	57,510	4,775	52,735	1969	4/7/2011	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	7,441	20,306	114,421	9,395	144,122	10,488	133,634	1959	5/3/2011	3-40 years
Viceroy Miami	—	8,368	24,246	3,723	2,007	8,368	24,679	5,297	38,344	3,869	34,475	2009	5/26/2011	1-40 years
W Boston	—	19,453	63,893	5,887	2,435	19,453	65,404	6,811	91,668	7,574	84,094	2009	6/8/2011	2-40 years
Hotel Zetta (formerly Hotel Milano)	—	7,294	22,166	290	14,667	7,294	33,016	4,107	44,417	2,231	42,186	1913	4/4/2012	1-40 years
Vintage Park Seattle	—	8,170	23,557	706	3,688	8,170	25,206	2,745	36,121	1,679	34,442	1922	7/9/2012	3-40 years
Vintage Plaza Portland	—	6,222	23,012	1,093	1,458	6,222	23,883	1,680	31,785	1,428	30,357	1894	7/9/2012	3-40 years
W Los Angeles - Westwood	—	24,403	93,203	3,600	1,765	24,403	93,834	4,734	122,971	4,272	118,699	1969	8/23/2012	3-40 years
Hotel Palomar San Francisco (2)	26,802	—	63,430	3,780	1,525	—	63,961	4,774	68,735	3,059	65,676	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay- Downtown (3)	65,725	20,103	90,162	6,881	904	20,103	90,785	7,162	118,050	3,219	114,831	1988	1/29/2013	3-40 years
Redbury Hotel	—	8,057	24,833	1,000	109	8,057	24,897	1,045	33,999	304	33,695	2008	8/8/2013	3-40 years
Hotel Modera (4)	23,597	8,215	37,874	1,500	10	8,214	37,874	1,510	47,598	516	47,082	1962	8/28/2013	3-40 years
Radisson Hotel Fisherman's Wharf	—	—	116,445	3,550	—	—	116,445	3,550	119,995	249	119,746	1964	12/9/2013	3-40 years
	$448,359	$272,661	$1,358,033	$86,457	$132,789	$272,661	$1,437,593	$139,685	$1,849,939	$132,328	$1,717,611

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.

(2) Encumbrance on the Hotel Palomar is presented at face value, which excludes loan premium of $2.0 million at December 31, 2013.
(3) Encumbrance on the Embassy Suites San Diego Bay-Downtown is presented at face value, which excludes loan premium of $3.4 million at December 31, 2013.
(4) Encumbrance on the Hotel Modera is presented at face value, which excludes loan premium of $0.5 million at December 31, 2013.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation-Continued
As of December 31, 2013
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2010	$605,382
Acquisitions	515,531
Capital Expenditures	42,639
Balance at December 31, 2011	$1,163,552
Acquisitions	280,927
Capital Expenditures	50,688
Balance at December 31, 2012	$1,495,167
Acquisitions	318,619
Capital Expenditures	38,153
Disposal of Assets	(2,000)
Balance at December 31, 2013	$1,849,939
Reconciliation of Accumulated Depreciation:
Balance at December 31, 2010	$5,668
Depreciation	30,400
Balance at December 31, 2011	$36,068
Depreciation	41,870
Balance at December 31, 2012	$77,938
Depreciation	54,511
Disposal of Assets	(121)
Balance at December 31, 2013	$132,328

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 25, 2013 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

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

10.6*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.13 below).

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

10.2
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

10.26
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.27
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.28
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.29*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.30*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
12.1†	Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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