Form 10-K/A
period 2013-12-31
Pebblebrook Hotel Trust
filed 2014-02-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
The number of common shares of beneficial interest outstanding as of February 25, 2014 was 63,901,831.
___________________
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Pebblebrook Hotel Trust (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on February 20, 2014 (the “Original Form 10-K”) solely to include the financial statements of the Registrant’s 49%-owned joint venture for the partial period from July 29, 2011 to December 31, 2011 and to incorporate the revised report of PKF O’Connor Davies, A Division of O’Connor Davies, LLP and its consent.  The financial statements for that period, in addition to those for the years ended December 31, 2013 and 2012, and the revised report, and the related consent are filed with this Amendment as Exhibits 99.1 and 23.2, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act and pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial Statements
Included on pages F-1 through F-28 of Pebblebrook Hotel Trust's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014.

2.	Financial Statement Schedules
The following financial statement schedule is included on pages F-29 through F-31 of Pebblebrook Hotel Trust's Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014.
Schedule III - Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.

3.	Exhibits
The following exhibits listed on the Exhibit Index, which is incorporated herein by reference, are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K/A (Amendment No. 1):

Exhibit Number	Description of Exhibit
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.

†	Filed herewith.
††	Furnished herewith.

(b) See Exhibit Index attached to this Annual Report on Form 10-K/A (Amendment No. 1).
(c) The financial statements required by Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to this Annual Report on Form 10-K/A (Amendment No. 1).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	February 27, 2014	By: /s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
12.1
Statement of Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Share Dividends (incorporated by reference to Exhibit 12.1 to the Registrant's Annual Report on Form 10-K filed on February 20, 2014 (File No. 001-34571)).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K filed on February 20, 2014 (File No. 001-34571)).
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Registrant's Annual Report on Form 10-K filed on February 20, 2014 (File No. 001-34571)).
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

(1)
Submitted electronically with the Registrant's Annual Report on Form 10-K filed on February 20, 2014 (File No. 001-34571) and incorporated herein by reference. Attached as Exhibit 101 to such report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.