Form 10-Q
period 2014-03-31
Pebblebrook Hotel Trust
filed 2014-04-24
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2014
Common shares of beneficial interest ($0.01 par value per share)	63,895,085

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,712,545	$1,717,611
Investment in joint venture	255,584	260,304
Ground lease asset, net	19,158	19,217
Cash and cash equivalents	44,290	55,136
Restricted cash	14,384	16,482
Hotel receivables (net of allowance for doubtful accounts of $200 and $270, respectively)	19,794	16,850
Deferred financing costs, net	4,304	4,736
Prepaid expenses and other assets	35,601	26,595
Total assets	$2,105,660	$2,116,931
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $5,350 and $5,888, respectively)	451,410	454,247
Accounts payable and accrued expenses	61,963	61,428
Advance deposits	9,538	8,432
Accrued interest	1,932	1,945
Distribution payable	20,525	15,795
Total liabilities	645,368	641,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $325,000 and $325,000 at March 31, 2014 and December 31, 2013), 100,000,000 shares authorized; 13,000,000 shares issued and outstanding at March 31, 2014 and 13,000,000 issued and outstanding at December 31, 2013	130	130
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 63,764,929 issued and outstanding at March 31, 2014 and 63,709,628 issued and outstanding at December 31, 2013	638	637
Additional paid-in capital	1,542,796	1,541,138
Accumulated other comprehensive income (loss)	970	1,086
Distributions in excess of retained earnings	(86,560)	(69,652)
Total shareholders’ equity	1,457,974	1,473,339
Non-controlling interests	2,318	1,745
Total equity	1,460,292	1,475,084
Total liabilities and equity	$2,105,660	$2,116,931
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2014	2013
Revenues:
Room	$83,569	$67,139
Food and beverage	32,448	31,163
Other operating	9,695	6,612
Total revenues	125,712	104,914
Expenses:
Hotel operating expenses:
Room	22,895	18,858
Food and beverage	23,810	24,058
Other direct	3,471	3,276
Other indirect	34,416	28,852
Total hotel operating expenses	84,592	75,044
Depreciation and amortization	15,888	13,211
Real estate taxes, personal property taxes and property insurance	6,723	5,591
Ground rent	1,585	922
General and administrative	6,147	4,339
Hotel acquisition costs	285	920
Total operating expenses	115,220	100,027
Operating income (loss)	10,492	4,887
Interest income	614	634
Interest expense	(6,075)	(5,458)
Equity in earnings (loss) of joint venture	(3,244)	(2,907)
Income (loss) before income taxes	1,787	(2,844)
Income tax (expense) benefit	2,334	2,598
Net income (loss)	4,121	(246)
Net income (loss) attributable to non-controlling interests	43	2
Net income (loss) attributable to the Company	4,078	(248)
Distributions to preferred shareholders	(6,081)	(4,668)
Net income (loss) attributable to common shareholders	$(2,003)	$(4,916)
Net income (loss) per share available to common shareholders, basic and diluted	$(0.03)	$(0.08)
Weighted-average number of common shares, basic	63,762,930	60,996,196
Weighted-average number of common shares, diluted	63,762,930	60,996,196

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2014	2013

Comprehensive Income:
Net income (loss)	$4,121	$(246)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(116)	105
Comprehensive income (loss)	4,005	(141)
Comprehensive income (loss) attributable to non-controlling interests	42	3
Comprehensive income (loss) attributable to the Company	$3,963	$(144)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	3,600,000	36	—	—	86,929	—	—	86,965	—	86,965
Issuance of common shares for Board of Trustees compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	835	—	—	835	395	1,230
Distributions on common shares/units	—	—	—	—	—	—	(9,825)	(9,825)	(61)	(9,886)
Distributions on preferred shares	—	—	—	—	—	—	(4,668)	(4,668)	—	(4,668)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	105	—	105	—	105
Net income (loss)	—	—	—	—	—	—	(248)	(248)	2	(246)
Balance at March 31, 2013	12,600,000	$126	61,007,735	$610	$1,449,797	$(195)	$(64,539)	$1,385,799	$477	$1,386,276

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	—	—	—	—	(73)	—	—	(73)	—	(73)
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	1	1,942	—	—	1,943	671	2,614
Distributions on common shares/units	—	—	—	—	—	—	(14,905)	(14,905)	(141)	(15,046)
Distributions on preferred shares	—	—	—	—	—	—	(6,081)	(6,081)	—	(6,081)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(116)	—	(116)	—	(116)
Net income (loss)	—	—	—	—	—	—	4,078	4,078	43	4,121
Balance at March 31, 2014	13,000,000	$130	63,764,929	$638	$1,542,796	$970	$(86,560)	$1,457,974	$2,318	$1,460,292

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$4,121	$(246)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,888	13,211
Share-based compensation	2,614	1,230
Amortization of deferred financing costs and mortgage loan premiums	(106)	20
Non-cash ground rent	453	22
Equity in (earnings) loss from joint venture	3,833	2,907
Other	138	162
Changes in assets and liabilities:
Restricted cash, net	360	(1,357)
Hotel receivables	(2,874)	(6,746)
Prepaid expenses and other assets	(4,645)	(4,136)
Distributions from joint venture, net	887	—
Accounts payable and accrued expenses	(2,427)	2,488
Advance deposits	1,106	3,128
Net cash provided by (used in) operating activities	19,348	10,683
Investing activities:
Acquisition of hotel properties	—	(41,716)
Improvements and additions to hotel properties	(7,518)	(15,296)
Investment in joint venture, net	—	3,307
Deposit on hotel properties	(6,000)	—
Purchase of corporate office equipment, software, and furniture	(15)	(6)
Restricted cash, net	1,738	239
Property insurance proceeds	1,000	—
Net cash provided by (used in) investing activities	(10,795)	(53,472)
Financing activities:
Gross proceeds from issuance of preferred shares	—	90,000
Payment of offering costs — common and preferred shares	(73)	(3,036)
Payment of deferred financing costs	—	(303)
Repayments of mortgage debt	(2,299)	(1,772)
Repurchase of common shares	(632)	(523)
Distributions — common shares/units	(10,314)	(7,388)
Distributions — preferred shares	(6,081)	(4,456)
Net cash provided by (used in) financing activities	(19,399)	72,522
Net change in cash and cash equivalents	(10,846)	29,733
Cash and cash equivalents, beginning of year	55,136	85,900
Cash and cash equivalents, end of period	$44,290	$115,633
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
As of March 31, 2014, the Company owned interests in 29 hotels, including 23 wholly owned hotels with a total of 5,546 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2014, the Company owned 99.1% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.9% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Company will classify a hotel as held for sale when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss and will cease recording depreciation expense. The Company will generally classify the loss, together with the related operating results, as continuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet. See "Recent Accounting Standards" below.

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
Recent Accounting Standards
In April 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals are presented as discontinued operations and modifies related disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. The Company has early adopted this standard effective January 1, 2014. Under this ASU, the Company anticipates that the majority of property sales will not be classified as discontinued operations.
Note 3. Acquisition of Hotel Properties
The Company had no hotel acquisitions during the three months ended March 31, 2014. The following unaudited pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2013 as if the hotels acquired in 2013 were acquired on January 1, 2012. The pro forma results below exclude acquisition costs of $0.9 million for the three months ended March 31, 2013. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred on January 1, 2012 or the future results of operations (in thousands, except per-share data).

For the three months ended March 31, 2013

Total revenues	$116,121
Operating income (loss)	7,027
Net income (loss) attributable to common shareholders	(3,498)
Net income (loss) per share available to common shareholders — basic	$(0.06)
Net income (loss) per share available to common shareholders — diluted	$(0.06)
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$272,661	$272,661
Buildings and improvements	1,442,398	1,437,593
Furniture, fixtures and equipment	137,962	135,547
Construction in progress	7,337	4,138
Investment in hotel properties	$1,860,358	$1,849,939
Less: Accumulated depreciation	(147,813)	(132,328)
Investment in hotel properties, net	$1,712,545	$1,717,611
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
As of March 31, 2014, the joint venture reported $465.7 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three months ended March 31, 2014 and 2013, are presented below (in thousands):

	For the three months ended March 31,
	2014	2013
Revenues	$33,928	$33,224
Total expenses	41,765	39,222
Net income (loss)	$(7,837)	$(5,998)
Company’s 49% interest of net income (loss)	(3,840)	(2,939)
Basis adjustment	7	(557)
Special loan interest income elimination	589	589
Equity in earnings (loss) in joint venture	$(3,244)	$(2,907)

We classify the distributions from our joint venture in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of March 31, 2014 and December 31, 2013, the Company had no outstanding borrowings under the revolving credit facility. As of March 31, 2014, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2014 and 2013, the Company incurred unused commitment fees of $0.2 million and $0.2 million, respectively.
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
As of March 31, 2014, the Company's derivative instruments are in an asset position, with an aggregate fair value of $1.0 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the three months ended March 31, 2014, there was $0.1 million in unrealized loss recorded in accumulated other comprehensive income. During the three months ended March 31, 2014 and 2013, the Company reclassified $0.1 million and $0.1 million, respectively, from accumulated other comprehensive income to net income (loss) and is included in interest expense. The Company expects approximately $0.5 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Debt Summary
Debt as of March 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	49,970	50,192
Skamania Lodge	5.44%	February 2016	29,691	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,967	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,403	65,725
Hotel Modera	5.26%	July 2016	23,502	23,597
Monaco Washington DC	4.36%	February 2017	44,377	44,580
Argonaut Hotel	4.25%	March 2017	44,853	45,138
Sofitel Philadelphia	3.90%	June 2017	47,904	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,713	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	78,680	79,194
Mortgage loans at stated value			446,060	448,359
Mortgage loan premiums (2)			5,350	5,888
Total mortgage loans			$451,410	$454,247
Total debt			$551,410	$554,247

________________________
(1) The Company entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on its current leverage ratio.
(2) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of March 31, 2014 and December 31, 2013 was $457.4 million and $460.9 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2014.
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

On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of March 31, 2014, the Company had not sold any shares under the new ATM program, and $175.0 million in common shares remained available for issuance under that ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2014:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.23	March 31, 2014	March 31, 2014	April 15, 2014
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of March 31, 2014, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 4,000,000 shares of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") outstanding. As of December 31, 2013, the Company had 5,600,000 Series A Preferred Shares, 3,400,000 Series B Preferred Shares and 4,000,000 Series C Preferred Shares outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2014:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2014	March 31, 2014	April 15, 2014
8.00% Series B	$0.50	March 31, 2014	March 31, 2014	April 15, 2014
6.50% Series C	$0.41	March 31, 2014	March 31, 2014	April 15, 2014

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

As of March 31, 2014 and December 31, 2013, the Operating Partnership had 607,991 long-term incentive partnership units (“LTIP units”) outstanding. Of the 607,991 LTIP units outstanding at March 31, 2014, 195,290 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2014, there were 940,553 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	—	$—
Unvested at March 31, 2014	130,156	$27.17
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2014 and 2013, the Company recognized approximately $0.3 million and $0.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2014, there was $3.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.
Performance-Based Equity Awards

On February 8, 2012, the Board of Trustees approved a target award of 72,056 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2015. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 12,048 target awards to non-executive management employees which have no maximum) and will be determined in 2015 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2012 through December 31, 2014.

On January 30, 2013, the Board of Trustees approved a target award of 72,118 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2016. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 11,753 target awards to non-executive management employees which have no maximum) and will be determined in 2016 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2013 through December 31, 2015.
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

On February 4, 2014, the Board of Trustees approved a target award of 66,483 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2017. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 12,261 target awards to non-executive management employees which have no maximum) and will be determined in 2017 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2014 through December 31, 2016.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)	Volatility	Interest Rate	Dividend Yield
February 8, 2012
Relative Total Shareholder Return(1)	30.00%	$0.7	33.00%	0.34%	2.20%
Absolute Total Shareholder Return (1)	30.00%	$0.6	33.00%	0.34%	2.20%
EBITDA Comparison (2)	40.00%	$0.7	33.00%	0.34%	2.20%

January 30, 2013
Relative Total Shareholder Return (1)	30.00%	$0.7	31.00%	0.41%	2.20%
Absolute Total Shareholder Return (1)	30.00%	$0.5	31.00%	0.41%	2.20%
EBITDA Comparison (2)	40.00%	$0.7	31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return (1)	50.00%	$4.7	29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return (1)	50.00%	$2.9	29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return (1)	30.00%	$0.7	29.00%	0.62%	2.40%
Absolute Total Shareholder Return (1)	30.00%	$0.5	29.00%	0.62%	2.40%
EBITDA Comparison (2)	40.00%	$0.8	29.00%	0.62%	2.40%

(1) The Relative Total Shareholder Return and Absolute Total Shareholder Return are market conditions as defined by ASC 718.
(2) The EBITDA Comparison component is a performance condition as defined by ASC 718, and therefore, compensation expense related to this component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2014, there was approximately $12.2 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 3.1 years. For the three months ended March 31, 2014 and 2013, the Company recognized $1.6 million and $0.4 million, respectively, in expense related to these awards.
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
As of March 31, 2014, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of March 31, 2014, the Company had 607,991 LTIP units outstanding. All LTIP units will vest upon a change in control. As of March 31, 2014, of the 607,991 units outstanding, 195,290 LTIP units have vested, all of which were LTIP Class A units.
The Company recognized $0.7 million and $0.4 million in share-based compensation expense related to all LTIP units for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $7.4 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended March 31, 2014 using an estimated combined federal and state statutory tax rate of 39.0%. As of March 31, 2014, the Company had deferred tax assets of $2.4 million primarily due to current period tax net operating losses of PHL. Management believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of March 31, 2014 and December 31, 2013, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2011 and 2010, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$(2,003)	$(4,916)
Less: dividends paid on unvested share-based compensation	(125)	(79)
Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders	$(2,128)	$(4,995)
Denominator:
Weighted-average number of common shares — basic	63,762,930	60,996,196
Effect of dilutive share-based compensation	—	—
Weighted-average number of common shares — diluted	63,762,930	60,996,196

Net income (loss) per share available to common shareholders — basic	$(0.03)	$(0.08)
Net income (loss) per share available to common shareholders — diluted	$(0.03)	$(0.08)

For the three months ended March 31, 2014 and 2013, 344,962 and 130,130 unvested service condition restricted shares and performance based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $3.9 million and $3.2 million for the three months ended March 31, 2014 and 2013, respectively.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2014 and December 31, 2013, the Company had $14.4 million and $16.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Radisson Hotel Fisherman's Wharf is subject to both a long-term primary ground lease and a secondary sublease. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062.
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2014	2013
	(in thousands)
Interest paid, net of capitalized interest	$6,195	$5,096
Interest capitalized	$—	$206
Income taxes paid	$129	$400
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$15,322	$9,960
Distributions payable on preferred shares	$5,203	$4,024
Issuance of common shares for Board of Trustees compensation	$421	$207
Mortgage loans assumed in connection with acquisition	$—	$66,732
Below (above) market rate contracts assumed in connection with acquisition	$—	$4,751
Deposit applied to purchase price of acquisition	$—	$4,000
Accrued additions and improvements to hotel properties	$2,901	$1,229

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a REIT under the Code. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (our "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms "the Company", "we", or "our", to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", “should”, "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, any type or flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code, as amended, and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as may be updated elsewhere in this report.
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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of March 31, 2014, the Company owned interests in 29 hotels, including 23 wholly owned hotels with a total of 5,546 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms.

We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $40.0 million to $50.0 million for the remainder of 2014 on renovation and repositioning projects and other capital improvements.

The U.S. lodging industry has continued to exhibit strong underlying fundamentals through the first three months of 2014 despite the significant weather-related travel disruption in January and February. While concerns continue about economic growth, global volatility and government fiscal deficits, U.S. employment levels, housing markets and consumer confidence have improved.

The strength in business transient, leisure and international inbound travel, specifically in the major urban markets at our west coast hotels, has continued to drive increases in occupancy and average daily rates. Nationally, group travel is beginning to increase and new hotel supply remains low in most markets, although the availability of financing for new hotel construction has also started to increase. We continue to believe that we are in a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2014	2013
Total Portfolio
Same-Property Occupancy	80.0%	78.3%
Same-Property ADR	$209.43	$193.53
Same-Property RevPAR	$167.47	$151.53
____________
This schedule of hotel results for the three months ended March 31, 2014 and 2013 includes information from all of the hotels we owned as of March 31, 2014, except for our 49% ownership interest in the Manhattan Collection for both 2014 and 2013. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At March 31, 2014 and 2013, we had 23 and 20 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three months ended March 31, 2014 and 2013. The properties listed in the table below are hereinafter referred to as the non-comparable properties for the periods indicated and all other properties are considered and referred to as comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended March 31, 2014 and 2013
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013	X
Redbury Hotel	Hollywood, CA	August 8, 2013	X
Hotel Modera	Portland, OR	August 28, 2013	X
Radisson Hotel Fisherman's Wharf	San Francisco, CA	December 9, 2013	X
Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013
Revenues — Total hotel revenues increased by $20.8 million, of which $8.4 million was contributed by our comparable properties and $12.4 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at the Westin Gaslamp, Sir Francis Drake and Hotel Zetta as a result of increases in ADR and occupancy at those hotels.
Hotel operating expenses — Total hotel operating expenses increased by $9.5 million. The comparable properties contributed $2.0 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $7.5 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $2.7 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes and property insurance — Real estate taxes, personal property taxes and insurance increased by $1.1 million primarily due to the non-comparable properties.
Ground rent — Ground rent expense increased by $0.7 million primarily due to the acquisition of the Radisson Hotel Fisherman's Wharf on December 9, 2013, which we lease pursuant to long-term primary ground lease and secondary ground sub-lease agreements.
Corporate general and administrative — Corporate general and administrative expenses increased by $1.8 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.6 million due to less acquisition activity during the current period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $0.6 million as a result of higher debt balances from mortgage assumptions in connection with properties acquired throughout 2013.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture did not change significantly from the prior period.
Income tax (expense) benefit — Income tax benefit did not change significantly from the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests remained consistent with the prior period.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $1.4 million as a result of the issuances of the Series C Preferred Shares on March 18, 2013 and April 12, 2013.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Net income (loss)	$4,121	$(246)
Adjustments:
Depreciation and amortization	15,844	13,169
Depreciation and amortization from joint venture	2,211	2,606
FFO	$22,176	$15,529
Distribution to preferred shareholders	(6,081)	(4,668)
FFO available to common share and unit holders	$16,095	$10,861
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2014 and 2013 (in thousands):

	For the three months ended March 31,
	2014	2013
Net income (loss)	$4,121	$(246)
Adjustments:
Interest expense	6,075	5,458
Interest expense from joint venture	2,264	2,021
Income tax expense (benefit)	(2,334)	(2,598)
Depreciation and amortization	15,888	13,211
Depreciation and amortization from joint venture	2,211	2,606
EBITDA	$28,225	$20,452
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
Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Standards
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated interim financial statements for additional information relating to recently issued accounting pronouncements.
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
We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position.
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of March 31, 2014, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
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

Debt Summary
Debt as of March 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	49,970	50,192
Skamania Lodge	5.44%	February 2016	29,691	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,967	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,403	65,725
Hotel Modera	5.26%	July 2016	23,502	23,597
Monaco Washington DC	4.36%	February 2017	44,377	44,580
Argonaut Hotel	4.25%	March 2017	44,853	45,138
Sofitel Philadelphia	3.90%	June 2017	47,904	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,713	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	78,680	79,194
Mortgage loans at stated value			446,060	448,359
Mortgage loan premiums (3)			5,350	5,888
Total mortgage loans			$451,410	$454,247
Total debt			$551,410	$554,247
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
(3) Loan premiums on assumed mortgages recorded in purchase accounting and secured by the leasehold interest on the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera as of March 31, 2014 and December 31, 2013.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $19.3 million for the three months ended March 31, 2014. Our cash from operations includes the operating activities of our 23 wholly owned hotels and a cash distribution of $0.9 million from our Manhattan Collection joint venture. Our cash provided by operating activities for the three months ended March 31, 2013 was $10.7 million and relates principally to the 20 hotels we owned at March 31, 2013.
Cash used in Investing Activities. Our cash used in investing activities was $10.8 million for the three months ended March 31, 2014. During the three months ended March 31, 2014, we invested $7.5 million in improvements to our hotel properties, had a decrease in restricted cash of $1.7 million, received $1.0 million in property insurance proceeds and placed deposits of $6.0 million for property under contract for purchase. During the three months ended March 31, 2013, we used $53.5 million of cash, of which we used $41.7 million to purchase one hotel, invested $15.3 million in improvements to our hotel properties, received net distributions of $3.3 million from the joint venture and had a decrease in restricted cash of $0.2 million.
Cash used in Financing Activities. Our cash used in financing activities was $19.4 million for the three months ended March 31, 2014. We repaid $2.3 million of mortgage debt and paid $16.4 million in distributions. For the three months ended March 31, 2013, cash flows provided by financing activities was $72.5 million, which consisted of net proceeds of $87.0 million from the issuance of 3.6 million Series C Preferred Shares offset by principal payments of $1.8 million on our mortgage debt and $11.8 million in distributions.
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
From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility, or proceeds from new mortgage debt or equity offerings.
For the three months ended March 31, 2014, we invested $7.5 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $40.0 million to $50.0 million in capital investments for our wholly owned hotels through the remainder of 2014.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$507,549	$30,710	$326,430	$80,724	$69,685
Term loan (2)	108,627	2,585	5,178	100,864	—
Ground leases (3)	411,873	3,134	6,348	6,346	396,045
Purchase commitments (4)	4,935	4,935	—	—	—
Corporate office lease	174	174	—	—	—
Total	$1,033,158	$41,538	$337,956	$187,934	$465,730
 ____________________

(1)	Amounts include principal and interest.

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

The joint venture was in compliance with all of its debt covenants as of March 31, 2014. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% per annum at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of March 31, 2014, our derivative instruments are in an asset position, with an aggregate fair value of $1.0 million , which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the three months ended March 31, 2014, there was $0.1 million in unrealized loss recorded in accumulated other comprehensive income.
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

As of March 31, 2014, we effectively have no debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2014 - January 31, 2014	20,207	$30.76
February 1, 2014 - February 28, 2014	—	$—
March 1, 2014 - March 31, 2014	332	$33.60
Total	20,539	$30.81
_____________________________
(1) Amounts in this column represent shares sold to the Company as payment of tax withholding due upon vesting of restricted common shares.
Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	April 24, 2014	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

†	Filed herewith.

††	Furnished herewith.

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