Form 10-Q
period 2014-06-30
Pebblebrook Hotel Trust
filed 2014-07-24
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2014
Common shares of beneficial interest ($0.01 par value per share)	63,895,085

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,764,615	$1,717,611
Investment in joint venture	258,334	260,304
Ground lease asset, net	23,403	19,217
Cash and cash equivalents	38,477	55,136
Restricted cash	15,274	16,482
Hotel receivables (net of allowance for doubtful accounts of $158 and $270, respectively)	23,227	16,850
Deferred financing costs, net	3,882	4,736
Prepaid expenses and other assets	33,372	26,595
Total assets	$2,160,584	$2,116,931
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$36,000	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $4,812 and $5,888, respectively)	448,654	454,247
Accounts payable and accrued expenses	79,313	61,428
Advance deposits	10,347	8,432
Accrued interest	1,910	1,945
Distribution payable	20,674	15,795
Total liabilities	696,898	641,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference of $325,000 and $325,000 at June 30, 2014 and December 31, 2013), 100,000,000 shares authorized; 13,000,000 shares issued and outstanding at June 30, 2014 and 13,000,000 issued and outstanding at December 31, 2013	130	130
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 63,764,929 issued and outstanding at June 30, 2014 and 63,709,628 issued and outstanding at December 31, 2013	638	637
Additional paid-in capital	1,544,163	1,541,138
Accumulated other comprehensive income (loss)	508	1,086
Distributions in excess of retained earnings	(84,814)	(69,652)
Total shareholders’ equity	1,460,625	1,473,339
Non-controlling interests	3,061	1,745
Total equity	1,463,686	1,475,084
Total liabilities and equity	$2,160,584	$2,116,931
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues:
Room	$102,384	$83,400	$185,953	$150,539
Food and beverage	35,417	35,228	67,865	66,391
Other operating	9,653	7,673	19,348	14,285
Total revenues	147,454	126,301	273,166	231,215
Expenses:
Hotel operating expenses:
Room	24,859	20,847	47,754	39,705
Food and beverage	25,156	25,417	48,966	49,475
Other direct	3,654	3,449	7,125	6,725
Other indirect	36,343	31,412	70,759	60,264
Total hotel operating expenses	90,012	81,125	174,604	156,169
Depreciation and amortization	16,230	13,565	32,118	26,776
Real estate taxes, personal property taxes, property insurance, and ground rent	9,000	8,396	17,308	14,909
General and administrative	5,591	4,246	11,738	8,585
Hotel acquisition costs	236	241	521	1,161
Total operating expenses	121,069	107,573	236,289	207,600
Operating income (loss)	26,385	18,728	36,877	23,615
Interest income	621	660	1,235	1,294
Interest expense	(6,256)	(5,925)	(12,331)	(11,383)
Equity in earnings (loss) of joint venture	4,264	3,115	1,020	208
Income (loss) before income taxes	25,014	16,578	26,801	13,734
Income tax (expense) benefit	(2,121)	(1,647)	213	951
Net income (loss)	22,893	14,931	27,014	14,685
Net income (loss) attributable to non-controlling interests	220	97	263	99
Net income (loss) attributable to the Company	22,673	14,834	26,751	14,586
Distributions to preferred shareholders	(6,082)	(6,104)	(12,163)	(10,772)
Net income (loss) attributable to common shareholders	$16,591	$8,730	$14,588	$3,814
Net income (loss) per share available to common shareholders, basic and diluted	$0.26	$0.14	$0.22	$0.06
Weighted-average number of common shares, basic	63,764,929	61,082,770	63,763,935	61,039,721
Weighted-average number of common shares, diluted	64,125,057	61,196,396	64,150,266	61,195,034

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Comprehensive Income:
Net income (loss)	$22,893	$14,931	$27,014	$14,685
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(462)	1,695	(578)	1,800
Comprehensive income (loss)	22,431	16,626	26,436	16,485
Comprehensive income (loss) attributable to non-controlling interests	216	107	258	110
Comprehensive income (loss) attributable to the Company	$22,215	$16,519	$26,178	$16,375
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	171,293	2	101,192	—	—	101,234	—	101,234
Issuance of common shares for Board of Trustees compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	1,679	—	—	1,679	790	2,469
Distributions on common shares/units	—	—	—	—	—	—	(19,664)	(19,664)	(122)	(19,786)
Distributions on preferred shares	—	—	—	—	—	—	(10,772)	(10,772)	(9)	(10,781)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,800	—	1,800	—	1,800
Net income (loss)	—	—	—	—	—	—	14,586	14,586	99	14,685
Balance at June 30, 2013	13,000,000	$130	61,179,028	$612	$1,464,904	$1,500	$(65,648)	$1,401,498	$899	$1,402,397

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	—	—	—	—	(188)	—	—	(188)	—	(188)
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	1	3,424	—	—	3,425	1,341	4,766
Distributions on common shares/units	—	—	—	—	—	—	(29,750)	(29,750)	(280)	(30,030)
Distributions on preferred shares	—	—	—	—	—	—	(12,163)	(12,163)	(8)	(12,171)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(578)	—	(578)	—	(578)
Net income (loss)	—	—	—	—	—	—	26,751	26,751	263	27,014
Balance at June 30, 2014	13,000,000	$130	63,764,929	$638	$1,544,163	$508	$(84,814)	$1,460,625	$3,061	$1,463,686

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$27,014	$14,685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,118	26,776
Share-based compensation	4,766	2,469
Amortization of deferred financing costs and mortgage loan premiums	(212)	(62)
Non-cash ground rent	1,025	1,740
Equity in (earnings) loss from joint venture	164	976
Other	163	330
Changes in assets and liabilities:
Restricted cash, net	(38)	(1,015)
Hotel receivables	(6,104)	(12,108)
Prepaid expenses and other assets	(4,156)	(5,562)
Distributions from joint venture, net	1,806	—
Accounts payable and accrued expenses	819	5,916
Advance deposits	1,759	3,451
Net cash provided by (used in) operating activities	59,124	37,596
Investing activities:
Acquisition of hotel properties	(50,336)	(41,716)
Improvements and additions to hotel properties	(16,119)	(22,651)
Investment in joint venture, net	—	26,291
Deposit on hotel properties	(5,000)	(3,000)
Purchase of corporate office equipment, software, and furniture	(28)	(29)
Restricted cash, net	1,246	(753)
Property insurance proceeds	1,113	—
Net cash provided by (used in) investing activities	(69,124)	(41,858)
Financing activities:
Gross proceeds from issuance of common shares	—	4,812
Gross proceeds from issuance of preferred shares	—	100,000
Payment of offering costs — common and preferred shares	(188)	(3,578)
Payment of deferred financing costs	(10)	(327)
Borrowings under senior credit facility	40,000	—
Repayments under senior credit facility	(4,000)	—
Repayments of mortgage debt	(4,516)	(3,800)
Repurchase of common shares	(632)	(523)
Distributions — common shares/units	(25,150)	(17,230)
Distributions — preferred shares	(12,163)	(9,400)
Net cash provided by (used in) financing activities	(6,659)	69,954
Net change in cash and cash equivalents	(16,659)	65,692
Cash and cash equivalents, beginning of year	55,136	85,900
Cash and cash equivalents, end of period	$38,477	$151,592
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
As of June 30, 2014, the Company owned interests in 30 hotels, including 24 wholly owned hotels with a total of 5,711 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2014, the Company owned 99.1% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.9% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.

Note 3. Acquisition of Hotel Properties

On May 22, 2014, the Company acquired the 160-room Prescott Hotel located in San Francisco, California for $49.0 million. In addition, the Company paid certain costs of the seller of $1.3 million. The transaction included a fee simple acquisition of 96 guest rooms in one building and a leasehold interest acquisition of 64 guest rooms in an adjacent attached building. In connection with the acquisition of the leasehold interest, the Company assumed a long-term hotel lease with an unaffiliated third party that expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. This transaction was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The hotel will continue to be managed by Kimpton Hotel & Restaurant Group, LLC, the Hotel's current manager.

As noted above, the Prescott Hotel is subject to a long-term hotel lease of 64 rooms located in an adjacent attached building. The building portion of the long-term hotel lease assumed was determined to be a capital lease under the criteria in ASC 840 - Leases. At acquisition, the Company recorded a capital lease obligation of $10.8 million related to this leasehold interest, based on the estimated fair value of the payments for the remaining term, and is included in accounts payable and accrued expenses. The Company recorded a capital asset of $11.0 million based on an estimated fair value for the right to use the leased property, which is included in investment in hotel properties, net, in the accompanying consolidated balance sheets.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands). The purchase price allocation for the Prescott Hotel is preliminary, however, the Company is still in process of obtaining the valuation and finalizing the accounting for this acquisition.

2014 Acquisitions
Land	$12,275
Buildings and improvements	45,138
Furniture, fixtures and equipment	1,094
Below (Above) market rate contracts	2,473
Capital lease obligation	(10,758)
Net working capital	114
Net assets acquired	$50,336
The following unaudited pro forma financial information presents the results of operations of the Company for the three and six months ended June 30, 2014 and 2013 as if the hotels acquired in 2014 and 2013 were acquired on January 1, 2013 and 2012, respectively. The following hotels' pro forma results are included in the pro forma table below: Embassy Suites San Diego Bay-Downtown, Redbury Hotel, Hotel Modera, Radisson Hotel Fisherman's Wharf, and Prescott Hotel. The pro forma results below exclude acquisition costs of $0.2 million and $0.2 million for the three months ended June 30, 2014 and 2013, respectively, and $0.5 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Total revenues	$149,248	$141,853	$277,891	$260,840
Operating income (loss)	26,888	23,103	37,908	30,024
Net income (loss) attributable to common shareholders	16,378	12,203	14,145	8,456
Net income (loss) per share available to common shareholders — basic	$0.25	$0.19	$0.22	$0.13
Net income (loss) per share available to common shareholders — diluted	$0.25	$0.19	$0.22	$0.13
For both the three and six months ended June 30, 2014, the Company's consolidated statements of operations included $1.5 million of revenues and $0.9 million of hotel operating expenses related to the operations of the Prescott Hotel acquired in 2014.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$284,936	$272,661
Buildings and improvements	1,493,434	1,437,593
Furniture, fixtures and equipment	143,198	135,547
Construction in progress	6,694	4,138
Investment in hotel properties	$1,928,262	$1,849,939
Less: Accumulated depreciation	(163,647)	(132,328)
Investment in hotel properties, net	$1,764,615	$1,717,611

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
As of June 30, 2014, the joint venture reported $474.6 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and six months ended June 30, 2014 and 2013 are presented below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues	$50,045	$45,345	$83,973	$78,569
Total expenses	42,571	40,170	84,336	79,392
Net income (loss)	$7,474	$5,175	$(363)	$(823)
Company’s 49% interest of net income (loss)	3,662	2,536	(178)	(403)
Basis adjustment	6	(17)	13	(574)
Special loan interest income elimination	596	596	1,185	1,185
Equity in earnings (loss) in joint venture	$4,264	$3,115	$1,020	$208

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of June 30, 2014 and December 31, 2013, the Company had $36.0 million and no outstanding borrowings under the revolving credit facility, respectively. As of June 30, 2014, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2014, the Company incurred unused commitment fees of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2013, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively.
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
As of June 30, 2014, the Company's derivative instruments are in an asset position, with an aggregate fair value of $0.5 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the six months ended June 30, 2014, there was $0.6 million in unrealized loss recorded in accumulated other comprehensive income. During the three and six months ended June 30, 2014 the Company reclassified $0.1 million and $0.3 million, respectively, from accumulated other comprehensive income (loss) and is included in interest expense. During the three and six months ended June 30, 2013, the Company reclassified $0.1 million and $0.3 million, respectively, from accumulated other comprehensive income to net income (loss) and is included in interest expense. The Company expects approximately $0.5 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.

Debt Summary
Debt as of June 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating	July 2016	$36,000	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	49,758	50,192
Skamania Lodge	5.44%	February 2016	29,579	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,839	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,098	65,725
Hotel Modera	5.26%	July 2016	23,412	23,597
Monaco Washington DC	4.36%	February 2017	44,172	44,580
Argonaut Hotel	4.25%	March 2017	44,575	45,138
Sofitel Philadelphia	3.90%	June 2017	47,597	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,632	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	78,180	79,194
Mortgage loans at stated value			443,842	448,359
Mortgage loan premiums (2)			4,812	5,888
Total mortgage loans			$448,654	$454,247
Total debt			$584,654	$554,247

________________________
(1) The Company entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on its current leverage ratio.
(2) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of June 30, 2014 and December 31, 2013 was $453.5 million and $460.9 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2014.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of June 30, 2014, the Company had not sold any shares under the new ATM program, and $175.0 million in common shares remained available for issuance under that ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2014:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.23	March 31, 2014	March 31, 2014	April 15, 2014
$0.23	June 30, 2014	June 30, 2014	July 15, 2014
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of June 30, 2014, the Company had 5,600,000 shares of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 shares of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 4,000,000 shares of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") outstanding. As of December 31, 2013, the Company had 5,600,000 Series A Preferred Shares, 3,400,000 Series B Preferred Shares and 4,000,000 Series C Preferred Shares outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2014:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2014	March 31, 2014	April 15, 2014
7.875% Series A	$0.49	June 30, 2014	June 30, 2014	July 15, 2014
8.00% Series B	$0.50	March 31, 2014	March 31, 2014	April 15, 2014
8.00% Series B	$0.50	June 30, 2014	June 30, 2014	July 15, 2014
6.50% Series C	$0.41	March 31, 2014	March 31, 2014	April 15, 2014
6.50% Series C	$0.41	June 30, 2014	June 30, 2014	July 15, 2014

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
As of June 30, 2014 and December 31, 2013, the Operating Partnership had 607,991 long-term incentive partnership units (“LTIP units”) outstanding. Of the 607,991 LTIP units outstanding at June 30, 2014, 195,290 units have vested. Only vested

LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2014, there were 940,553 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	—	$—
Unvested at June 30, 2014	130,156	$27.17
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2014, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2013 the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of June 30, 2014, there was $2.9 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2014, there was approximately $11.1 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.9 years. For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.7 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2013, the Company recognized $0.5 million and $0.9 million, respectively, in expense related to these awards.
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
As of June 30, 2014, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of June 30, 2014, the Company had 607,991 LTIP units outstanding. All LTIP units will vest upon a change in control. As of June 30, 2014, of the 607,991 units outstanding, 195,290 LTIP units have vested, all of which were LTIP Class A units.
For the three and six months ended June 30, 2014, the Company recognized $0.7 million and $1.3 million, respectively, in expense related to these units. For the three and six months ended June 30, 2013, the Company recognized $0.4 million and $0.8 million, respectively, in expense related to these units. As of June 30, 2014, there was $6.7 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the six months ended June 30, 2014 using an estimated combined federal and state statutory tax rate of 39.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of June 30, 2014 and December 31, 2013, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2011 and 2010, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$16,591	$8,730	$14,588	$3,814
Less: dividends paid on unvested share-based compensation	(125)	(81)	(250)	(161)
Undistributed earnings attributable to share-based compensation	(14)	—	—	—
Net income (loss) available to common shareholders	$16,452	$8,649	$14,338	$3,653
Denominator:
Weighted-average number of common shares — basic	63,764,929	61,082,770	63,763,935	61,039,721
Effect of dilutive share-based compensation	360,128	113,626	386,331	155,313
Weighted-average number of common shares — diluted	64,125,057	61,196,396	64,150,266	61,195,034

Net income (loss) per share available to common shareholders — basic	$0.26	$0.14	$0.22	$0.06
Net income (loss) per share available to common shareholders — diluted	$0.26	$0.14	$0.22	$0.06

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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $4.6 million and $8.4 million for the three and six months ended June 30, 2014, respectively, and $4.0 million and $7.2 million for the three and six months ended June 30, 2013, respectively. Base and incentive management fees are included in other indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2014 and December 31, 2013, the Company had $15.3 million and $16.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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
The Argonaut Hotel is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2059. The hotel is required to pay the greater of an annual base rent of $1.3 million or a percentage of rooms revenues, food and beverage revenues and other department revenues in excess of certain thresholds, as defined in the agreement. The lease contains certain restrictions on modifications that can be made to the structure due to its status as a national historic landmark.

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

The Prescott Hotel is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 160 guest rooms at the property. The hotel lease expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease assumed was determined to be a capital lease.
The ground leases and Hotel Palomar hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases.

Litigation
The nature of the operations of hotels exposes the Company's hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company has insurance to cover certain potential material losses. The Company is not presently subject to any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2014	2013
	(in thousands)
Interest paid, net of capitalized interest	$12,539	$11,162
Interest capitalized	$—	$206
Income taxes paid	$1,487	$1,287
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$15,472	$10,017
Distributions payable on preferred shares	$5,202	$5,185
Issuance of common shares for Board of Trustees compensation	$421	$207
Mortgage loans assumed in connection with acquisition	$—	$66,732
Below (above) market rate contracts assumed in connection with acquisition	$2,473	$4,751
Capital lease obligation assumed in connection with acquisition	$10,758	$—
Deposit applied to purchase price of acquisition	$—	$4,000
Accrued additions and improvements to hotel properties	$3,697	$1,081

Note 13. Subsequent Events

On July 17, 2014, the Company acquired the 331-room The Nines hotel located in Portland, Oregon for $127.0 million. The acquisition was funded with $76.3 million of borrowings under the Company's senior unsecured credit facility and assumption of three non-recourse mortgage loans totaling $50.7 million which require interest-only payments through maturity. The three loans are scheduled to mature on March 5, 2015 and have a weighted-average interest rate of 7.39%. In conjunction with the acquisition, the Company is required to indemnify certain tax credit investors for certain income tax liabilities and related expenses such investors will incur if the Company were to repay the three mortgage loans before March 5, 2015 or engage in certain businesses prohibited under the New Markets Tax Credit program. Owning and operating a hotel is not one of those prohibited businesses. The potential indemnification obligation could range from zero to $28.3 million (plus interest, penalties and related expenses), and will expire on March 5, 2015, which is the end of the New Markets Tax Credit compliance period. Due to the nature of these requirements and because compliance with them is within the Company’s control, the Company believes that the likelihood that the Company will be required to pay under this indemnity is remote.

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

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", “should”, "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber risk, any type or flu or disease-related pandemic, or downturns in general and local economic conditions;

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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of June 30, 2014, the Company owned interests in 30 hotels, including 24 wholly owned hotels with a total of 5,711 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms.

During the six months ended June 30, 2014, we acquired one hotel property, the 160-room Prescott Hotel, in San Francisco, California, for $49.0 million. In addition, we paid certain costs of the seller of $1.3 million.
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

The U.S. lodging industry has continued to exhibit strong underlying fundamentals through the first six months of 2014 despite the relatively weak national economic growth and employment levels. While concerns continue about economic growth, global volatility and government fiscal deficits, U.S. employment levels, housing markets and consumer confidence have improved.

The strength in business transient, leisure and international inbound travel, specifically in the major urban markets at our west coast hotels, has continued to drive increases in occupancy and average daily rates. Nationally, group travel is improving and new hotel supply remains low in most markets, although the availability of financing for new hotel construction has also started to increase. We continue to believe that we are in a long and healthy recovery in the lodging industry and believe our properties have significant opportunities to achieve significant growth in their operating cash flows and long-term economic values.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and six months ended June 30, 2014 and 2013.

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Total Portfolio
Same-Property Occupancy	87.0%	86.2%	83.5%	82.3%
Same-Property ADR	$230.27	$212.04	$220.34	$203.34
Same-Property RevPAR	$200.24	$182.72	$183.95	$167.30
____________
This schedule of hotel results for the three and six months ended June 30, 2014 and 2013 includes information from all of the hotels we owned as of June 30, 2014, except for the Prescott Hotel and our 49% ownership interest in the Manhattan Collection for both 2014 and 2013. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At June 30, 2014 and 2013, we had 24 and 20 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and six months ended June 30, 2014 and 2013. The properties listed in the table below are hereinafter referred to as the non-comparable properties for the periods indicated and all other properties are considered and referred to as comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended June 30, 2014 and 2013	Six Months ended June 30, 2014 and 2013
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013		X
Redbury Hotel	Hollywood, CA	August 8, 2013	X	X
Hotel Modera	Portland, OR	August 28, 2013	X	X
Radisson Hotel Fisherman's Wharf	San Francisco, CA	December 9, 2013	X	X
Prescott Hotel	San Francisco, CA	May 22, 2014	X	X
Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013
Revenues — Total hotel revenues increased by $21.2 million, of which $6.4 million was contributed by our comparable properties and $14.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at the Embassy Suites San Diego Bay, Argonaut Hotel, Sir Francis Drake and Hotel Zetta as a result of increases in ADR at those hotels.
Hotel operating expenses — Total hotel operating expenses increased by $8.9 million. The comparable properties contributed $1.1 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $7.8 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $2.7 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes insurance and ground rent increased by $0.6 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $1.3 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs remained consistent with the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $0.3 million as a result of higher debt balances from mortgage assumptions in connection with properties acquired throughout 2013.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $1.1 million due to increases in revenues as a result of increases in ADR at the joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $0.5 million due to higher net income at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests increased $0.1 million due to higher income allocation.
Distributions to preferred shareholders — Distributions to preferred shareholders did not change significantly from the prior period.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013
Revenues — Total hotel revenues increased by $42.0 million, of which $13.2 million was contributed by our comparable properties and $28.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at our properties located on the west coast as a result of increases in ADR at those hotels.
Hotel operating expenses — Total hotel operating expenses increased by $18.4 million. The comparable properties contributed $2.4 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $16.0 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $5.3 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $2.4 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $3.2 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
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
Interest expense — Interest expense increased by $0.9 million as a result of higher debt balances from mortgage assumptions in connection with properties acquired throughout 2013.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $0.8 million due to increases in revenues as a result of increases in ADR at the Manhattan Collection joint venture hotels.
Income tax (expense) benefit — Income tax benefit decreased $0.7 million due to lower net loss at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests increased $0.2 million due to higher income allocation.
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

The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	22,893	14,931	$27,014	$14,685
Adjustments:
Depreciation and amortization	16,186	13,522	32,030	26,691
Depreciation and amortization from joint venture	2,240	2,148	4,451	4,754
FFO	$41,319	$30,601	$63,495	$46,130
Distribution to preferred shareholders	(6,082)	(6,104)	(12,163)	(10,772)
FFO available to common share and unit holders	$35,237	$24,497	$51,332	$35,358
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	22,893	14,931	$27,014	$14,685
Adjustments:
Interest expense	6,256	5,925	12,331	11,383
Interest expense from joint venture	2,270	2,274	4,534	4,295
Income tax expense (benefit)	2,121	1,647	(213)	(951)
Depreciation and amortization	16,230	13,565	32,118	26,776
Depreciation and amortization from joint venture	2,240	2,148	4,451	4,754
EBITDA	$52,010	$40,490	$80,235	$60,942
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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of June 30, 2014, we had $36.0 million outstanding under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
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
Debt Summary
Debt as of June 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating (1)	July 2016	$36,000	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
InterContinental Buckhead	4.88%	January 2016	49,758	50,192
Skamania Lodge	5.44%	February 2016	29,579	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,839	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	65,098	65,725
Hotel Modera	5.26%	July 2016	23,412	23,597
Monaco Washington DC	4.36%	February 2017	44,172	44,580
Argonaut Hotel	4.25%	March 2017	44,575	45,138
Sofitel Philadelphia	3.90%	June 2017	47,597	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,632	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	78,180	79,194
Mortgage loans at stated value			443,842	448,359
Mortgage loan premiums (3)			4,812	5,888
Total mortgage loans			$448,654	$454,247
Total debt			$584,654	$554,247
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
(3) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown and Hotel Modera as of June 30, 2014 and December 31, 2013.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $59.1 million for the six months ended June 30, 2014. Our cash from operations includes the operating activities of our 24 wholly owned hotels and cash distributions of $1.8 million from our Manhattan Collection joint venture. Our cash provided by operating activities for the six months ended June 30, 2013 was $37.6 million and relates principally to the 20 hotels we owned at June 30, 2013.
Cash used in Investing Activities. Our cash used in investing activities was $69.1 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we purchased one hotel using cash of $50.3 million, invested $16.1 million in improvements to our hotel properties, had a decrease in restricted cash of $1.2 million, received $1.1 million in property insurance proceeds and placed deposits of $5.0 million for property under contract for purchase. During the six months ended June 30, 2013, we used $41.9 million of cash, of which we used $41.7 million to purchase one hotel, invested $22.7 million in improvements to our hotel properties, received a net distribution of $26.3 million from our joint venture, placed deposits of $3.0 million on property acquisitions, and had an increase in restricted cash of $0.8 million.
Cash used in Financing Activities. Our cash used in financing activities was $6.7 million for the six months ended June 30, 2014. We borrowed $40.0 million from our revolving credit facility and repaid $4.0 million of that amount. We also repaid $4.5 million of mortgage debt and paid $37.3 million in distributions. For the six months ended June 30, 2013, cash flows provided by financing activities was $70.0 million, which consisted of net proceeds of $101.2 million from the issuance of 4.0 million Series C Preferred Shares and 171,293 common shares, the repayment of $3.8 million of mortgage debt, and the payment of $26.6 million in distributions.
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
For the six months ended June 30, 2014, we invested $16.1 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $40.0 million to $50.0 million in capital investments for our wholly owned hotels through the remainder of 2014.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$499,871	$30,710	$364,885	$35,833	$68,443
Term loan (2)	107,976	2,585	5,178	100,213	—
Borrowings under credit facility (3)	38,027	996	37,031	—	—
Hotel and ground leases (4)	424,418	3,253	6,566	6,933	407,666
Capital lease obligation	36,542	—	—	519	36,023
Purchase commitments (5)	1,901	1,901	—	—	—
Corporate office lease	4,209	100	735	776	2,598
Total	$1,112,944	$39,545	$414,395	$144,274	$514,730
 ____________________

(1)	Amounts include principal and interest.

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

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2014. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Radisson Hotel Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on the Prescott Hotel was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

(5)
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

The joint venture was in compliance with all of its debt covenants as of June 30, 2014. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% per annum at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of June 30, 2014, our derivative instruments are in an asset position, with an aggregate fair value of $0.5 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the six months ended June 30, 2014, there was $0.6 million in unrealized loss recorded in accumulated other comprehensive income.
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

As of June 30, 2014, we effectively have no debt outstanding that is subject to variable interest rates other than borrowings on our senior unsecured revolving credit facility. If market rates of interest on the Company’s variable rate debt fluctuate by 0.25%, interest expense would increase or decrease, depending on rate movement, future earnings and cash flows by approximately $0.1 million annually. This assumes that the amount outstanding under our variable rate debt remains at $36.0 million, the balance as of June 30, 2014. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap.

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

PEBBLEBROOK HOTEL TRUST

Date:	July 24, 2014	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

†	Filed herewith.

††	Furnished herewith.

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