Form 10-Q
period 2014-09-30
Pebblebrook Hotel Trust
filed 2014-10-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2014
Common shares of beneficial interest ($0.01 par value per share)	67,745,368

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investment in hotel properties, net	$1,879,271	$1,717,611
Investment in joint venture	256,274	260,304
Ground lease asset, net	23,478	19,217
Cash and cash equivalents	119,307	55,136
Restricted cash	17,915	16,482
Hotel receivables (net of allowance for doubtful accounts of $215 and $270, respectively)	30,137	16,850
Deferred financing costs, net	3,726	4,736
Prepaid expenses and other assets	37,999	26,595
Total assets	$2,368,107	$2,116,931
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$—	$—
Term loan	100,000	100,000
Mortgage debt (including mortgage loan premium of $4,913 and $5,888, respectively)	497,235	454,247
Accounts payable and accrued expenses	88,792	61,428
Advance deposits	11,287	8,432
Accrued interest	2,054	1,945
Distribution payable	22,159	15,795
Total liabilities	721,527	641,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at September 30, 2014 and $325,000 at December 31, 2013), 100,000,000 shares authorized; 14,000,000 and 13,000,000 shares issued and outstanding at September 30, 2014 and at December 31, 2013, respectively	140	130
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 67,614,929 issued and outstanding at September 30, 2014 and 63,709,628 issued and outstanding at December 31, 2013	676	637
Additional paid-in capital	1,717,853	1,541,138
Accumulated other comprehensive income (loss)	954	1,086
Distributions in excess of retained earnings	(76,910)	(69,652)
Total shareholders’ equity	1,642,713	1,473,339
Non-controlling interests	3,867	1,745
Total equity	1,646,580	1,475,084
Total liabilities and equity	$2,368,107	$2,116,931
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Room	$120,934	$90,093	$306,887	$240,632
Food and beverage	38,577	32,900	106,442	99,291
Other operating	10,165	8,241	29,513	22,526
Total revenues	169,676	131,234	442,842	362,449
Expenses:
Hotel operating expenses:
Room	27,807	22,063	75,561	61,768
Food and beverage	27,596	24,705	76,562	74,180
Other direct	3,687	3,619	10,812	10,344
Other indirect	40,192	32,629	110,951	92,893
Total hotel operating expenses	99,282	83,016	273,886	239,185
Depreciation and amortization	17,396	13,971	49,514	40,747
Real estate taxes, personal property taxes, property insurance, and ground rent	9,539	7,991	26,847	22,900
General and administrative	7,208	4,253	18,946	12,838
Hotel acquisition costs	475	268	996	1,429
Total operating expenses	133,900	109,499	370,189	317,099
Operating income (loss)	35,776	21,735	72,653	45,350
Interest income	645	670	1,880	1,964
Interest expense	(7,278)	(6,074)	(19,609)	(17,457)
Equity in earnings (loss) of joint venture	3,450	2,284	4,470	2,492
Income (loss) before income taxes	32,593	18,615	59,394	32,349
Income tax (expense) benefit	(2,154)	(1,088)	(1,941)	(137)
Net income (loss)	30,439	17,527	57,453	32,212
Net income (loss) attributable to non-controlling interests	274	112	537	211
Net income (loss) attributable to the Company	30,165	17,415	56,916	32,001
Distributions to preferred shareholders	(6,428)	(6,100)	(18,591)	(16,872)
Net income (loss) attributable to common shareholders	$23,737	$11,315	$38,325	$15,129
Net income (loss) per share attributable to common shareholders, basic and diluted	$0.36	$0.18	$0.59	$0.24
Weighted-average number of common shares, basic	64,859,494	61,179,524	64,133,134	61,086,834
Weighted-average number of common shares, diluted	65,346,188	61,347,863	64,613,449	61,279,252

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Comprehensive Income:
Net income (loss)	$30,439	$17,527	$57,453	$32,212
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	446	(589)	(132)	1,211
Comprehensive income (loss)	30,885	16,938	57,321	33,423
Comprehensive income (loss) attributable to non-controlling interests	278	108	536	218
Comprehensive income (loss) attributable to the Company	$30,607	$16,830	$56,785	$33,205
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	171,893	2	101,200	—	—	101,242	—	101,242
Issuance of common shares for Board of Trustees compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	2,672	—	—	2,672	1,185	3,857
Distributions on common shares/units	—	—	—	—	—	—	(29,522)	(29,522)	(183)	(29,705)
Distributions on preferred shares	—	—	—	—	—	—	(16,872)	(16,872)	(9)	(16,881)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,211	—	1,211	—	1,211
Net income (loss)	—	—	—	—	—	—	32,001	32,001	211	32,212
Balance at September 30, 2013	13,000,000	$130	61,179,628	$612	$1,465,905	$911	$(64,191)	$1,403,367	$1,345	$1,404,712

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	1,000,000	10	3,850,000	39	170,701	—	—	170,750	—	170,750
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	—	6,225	—	—	6,225	2,012	8,237
Distributions on common shares/units	—	—	—	—	—	—	(45,583)	(45,583)	(420)	(46,003)
Distributions on preferred shares	—	—	—	—	—	—	(18,591)	(18,591)	(7)	(18,598)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(132)	—	(132)	—	(132)
Net income (loss)	—	—	—	—	—	—	56,916	56,916	537	57,453
Balance at September 30, 2014	14,000,000	$140	67,614,929	$676	$1,717,853	$954	$(76,910)	$1,642,713	$3,867	$1,646,580

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$57,453	$32,212
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,514	40,747
Share-based compensation	8,237	3,857
Amortization of deferred financing costs and mortgage loan premiums	(455)	(147)
Non-cash ground rent	1,645	2,405
Equity in (earnings) loss from joint venture	(2,683)	(706)
Other	311	447
Changes in assets and liabilities:
Restricted cash, net	(743)	(2,061)
Hotel receivables	(12,769)	(9,995)
Prepaid expenses and other assets	(2,590)	(4,413)
Distributions from joint venture	6,713	735
Accounts payable and accrued expenses	12,359	8,550
Advance deposits	1,945	3,433
Net cash provided by (used in) operating activities	118,937	75,064
Investing activities:
Acquisition of hotel properties	(125,531)	(99,274)
Improvements and additions to hotel properties	(30,989)	(27,682)
Distribution from (investment in) joint venture, net	—	26,291
Acquisition of note receivable	(3,020)	—
Purchase of corporate office equipment, software, and furniture	(336)	(32)
Restricted cash, net	(690)	(1,835)
Property insurance proceeds	1,113	—
Net cash provided by (used in) investing activities	(159,453)	(102,532)
Financing activities:
Gross proceeds from issuance of common shares	146,854	4,829
Gross proceeds from issuance of preferred shares	25,000	100,000
Payment of offering costs — common and preferred shares	(1,104)	(3,586)
Payment of deferred financing costs	(440)	(649)
Borrowings under senior credit facility	130,000	—
Repayments under senior credit facility	(130,000)	—
Repayments of mortgage debt	(6,761)	(5,881)
Repurchase of common shares	(632)	(523)
Distributions — common shares/units	(39,986)	(27,099)
Distributions — preferred shares	(18,244)	(15,481)
Net cash provided by (used in) financing activities	104,687	51,610
Net change in cash and cash equivalents	64,171	24,142
Cash and cash equivalents, beginning of year	55,136	85,900
Cash and cash equivalents, end of period	$119,307	$110,042
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
As of September 30, 2014, the Company owned interests in 31 hotels, including 25 wholly owned hotels with a total of 6,046 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At September 30, 2014, the Company owned 99.1% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.9% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Recent Accounting Standards
On April 10, 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals are presented as discontinued operations and modifies related disclosure requirements. This standard is effective for fiscal years beginning after December 15, 2014 and for interim periods within those fiscal years with early adoption permitted. The Company has early adopted this standard effective January 1, 2014. Under this ASU, the Company anticipates that the majority of property sales will not be classified as discontinued operations.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for the Company on January 1, 2017 and will not have an impact on the Company’s financial position, results of operations or cash flows.

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

On July 17, 2014, the Company acquired the 331-room The Nines Hotel located in Portland, Oregon for $127.0 million. The acquisition was funded with $76.3 million of borrowings under the Company's senior unsecured revolving credit facility and assumption of three non-recourse mortgage loans totaling $50.7 million. The hotel will continue to be managed by Sage Hospitality, the Hotel's current manager.

In conjunction with the acquisition of The Nines Hotel, the Company is required to indemnify certain tax credit investors for certain income tax liabilities and related expenses such investors will incur if the Company were to repay the three mortgage loans before March 5, 2015 or engage in certain businesses prohibited under the New Markets Tax Credit program. Owning and operating a hotel is not one of those prohibited businesses. The potential indemnification obligation could range from zero to $28.3 million (plus interest, penalties and related expenses) and will expire on March 5, 2015, which is the end of the New Markets Tax Credit compliance period. Due to the nature of these requirements and because compliance with them is within the Company’s control, the Company believes that the likelihood that the Company will be required to pay under this indemnity is remote.
The allocation of fair value to the acquired assets and liabilities is as follows (in thousands):

2014 Acquisitions
Land	$31,055
Buildings and improvements	136,004
Furniture, fixtures and equipment	9,851
Below (Above) market rate contracts	10,731
Assumed debt	(50,725)
Capital lease obligation	(10,758)
Net working capital	(627)
Net assets acquired	$125,531
The following unaudited pro forma financial information presents the results of operations of the Company for the three and nine months ended September 30, 2014 and 2013 as if the hotels acquired in 2014 and 2013 were acquired on January 1, 2013 and 2012, respectively. The following hotels' pro forma results are included in the pro forma table below: Embassy Suites San Diego Bay-Downtown, Redbury Hotel, Hotel Modera, Radisson Hotel Fisherman's Wharf, Prescott Hotel and The Nines Hotel. The pro forma results below exclude acquisition costs of $0.5 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively, and $1.0 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Total revenues	$171,501	$157,016	$468,070	$435,089
Operating income (loss)	36,136	29,605	76,695	61,910
Net income (loss) attributable to common shareholders	23,438	18,006	39,526	28,216
Net income (loss) per share available to common shareholders — basic	$0.36	$0.28	$0.61	$0.44
Net income (loss) per share available to common shareholders — diluted	$0.36	$0.27	$0.61	$0.43
For both the three and nine months ended September 30, 2014, the Company's consolidated statements of operations included $13.6 million and $15.1 million of revenues, respectively, and $7.9 million and $8.8 million of hotel operating expenses, respectively, related to the operations of the Prescott Hotel and The Nines Hotel acquired in 2014.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2014 and December 31, 2013 consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$303,715	$272,661
Buildings and improvements	1,590,813	1,437,593
Furniture, fixtures and equipment	158,813	135,547
Construction in progress	6,582	4,138
Investment in hotel properties	$2,059,923	$1,849,939
Less: Accumulated depreciation	(180,652)	(132,328)
Investment in hotel properties, net	$1,879,271	$1,717,611

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
As of September 30, 2014, the joint venture reported $472.9 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and nine months ended September 30, 2014 and 2013 are presented below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues	$47,726	$43,299	$131,699	$121,868
Total expenses	41,771	39,881	126,107	119,273
Net income (loss)	$5,955	$3,418	$5,592	$2,595
Company’s 49% interest of net income (loss)	2,918	1,675	2,740	1,272
Basis adjustment	(70)	7	(57)	(567)
Special loan interest income elimination	602	602	1,787	1,787
Equity in earnings (loss) in joint venture	$3,450	$2,284	$4,470	$2,492

The Company classifies the distributions from its joint venture in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $300.0 million credit facility provides for a $200.0 million unsecured revolving credit facility and a $100.0 million unsecured term loan. The revolving credit facility matures in July 2016, and the Company has a one-year extension option. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.75% to 2.50%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.25% or 0.35% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a maximum debt service coverage ratio, a minimum fixed charge coverage ratio, and a minimum net worth. As of September 30, 2014 and December 31, 2013, the Company had no outstanding borrowings under the revolving credit facility. As of September 30, 2014, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2014, the Company incurred unused commitment fees of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2013, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively.
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
As of September 30, 2014, the Company's derivative instruments are in an asset position, with an aggregate fair value of $1.0 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2014, there was $0.4 million in unrealized gain and $0.1 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. During the three and nine months ended September 30, 2014 the Company reclassified $0.1 million and $0.4 million, respectively, from accumulated other comprehensive income (loss) and to interest expense. During the three and nine months ended September 30, 2013, the Company reclassified $0.1 million and $0.4 million, respectively, from accumulated other comprehensive income to net income (loss) and to interest expense. The Company expects approximately $0.4 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
In conjunction with the acquisition of The Nines Hotel, the Company assumed three non-recourse mortgage loans totaling $50.7 million secured by the property. The three loans are scheduled to mature on March 5, 2015, bear interest at a weighted-average rate of 7.39% and require monthly interest-only payments until maturity. As the weighted-average interest rate of the loans were above market for loans with comparable terms, the Company recorded a loan premium of $0.9 million, which is amortized as a reduction of interest expense over the remaining term.
Debt Summary
Debt as of September 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating	July 2016	$—	$—

Term loan	Floating(1)	July 2017	100,000	100,000

Mortgage loans
The Nines Hotel (2)	7.39%	March 2015	50,725	—
InterContinental Buckhead	4.88%	January 2016	49,544	50,192
Skamania Lodge	5.44%	February 2016	29,465	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,710	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,788	65,725
Hotel Modera	5.26%	July 2016	23,321	23,597
Monaco Washington DC	4.36%	February 2017	43,965	44,580
Argonaut Hotel	4.25%	March 2017	44,295	45,138
Sofitel Philadelphia	3.90%	June 2017	47,286	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,549	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	77,674	79,194
Mortgage loans at stated value			492,322	448,359
Mortgage loan premiums (3)			4,913	5,888
Total mortgage loans			$497,235	$454,247
Total debt			$597,235	$554,247

________________________

(1) The Company entered into interest rate swaps to effectively fix the interest rate at 2.55% for the full five-year term, based on its current leverage ratio.
(2) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines Hotel.
(3) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera and The Nines Hotel.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of September 30, 2014 and December 31, 2013 was $505.0 million and $460.9 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2014.
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
During the nine months ended September 30, 2014, the Company issued 400,000 common shares at an average price of $38.09 per share under its $175.0 million "at the market" offering program (an "ATM program") and raised $15.0 million, net of commissions. On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of September 30, 2014, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On September 9, 2014, the Company issued 3,450,000 common shares at a price of $38.15 per share in an underwritten public offering and raised $131.6 million, net of the underwriting discount.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2014:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.23	March 31, 2014	March 31, 2014	April 15, 2014
$0.23	June 30, 2014	June 30, 2014	July 15, 2014
$0.23	September 30, 2014	September 30, 2014	October 15, 2014
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On September 30, 2014, the Company issued 1,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") at an offering price of $25.00 per share, for a total of $24.5 million of proceeds, net of the underwriting discount.
As of September 30, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its Series C Preferred Shares outstanding. As of December 31, 2013, the Company had 5,600,000 Series A Preferred Shares, 3,400,000 Series B Preferred Shares and 4,000,000 Series C Preferred Shares outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2014:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2014	March 31, 2014	April 15, 2014
7.875% Series A	$0.49	June 30, 2014	June 30, 2014	July 15, 2014
7.875% Series A	$0.49	September 30, 2014	September 30, 2014	October 15, 2014
8.00% Series B	$0.50	March 31, 2014	March 31, 2014	April 15, 2014
8.00% Series B	$0.50	June 30, 2014	June 30, 2014	July 15, 2014
8.00% Series B	$0.50	September 30, 2014	September 30, 2014	October 15, 2014
6.50% Series C	$0.41	March 31, 2014	March 31, 2014	April 15, 2014
6.50% Series C	$0.41	June 30, 2014	June 30, 2014	July 15, 2014
6.50% Series C	$0.41	September 30, 2014	September 30, 2014	October 15, 2014

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
As of September 30, 2014 and December 31, 2013, the Operating Partnership had 607,991 long-term incentive partnership units (“LTIP units”) outstanding. Of the 607,991 LTIP units outstanding at September 30, 2014, 195,290 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2014, there were 940,721 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.

The following table provides a summary of service condition restricted share activity as of September 30, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	(168)	$27.57
Unvested at September 30, 2014	129,988	$27.17
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2014, the Company recognized approximately $0.4 million and $1.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2013 the Company recognized approximately $0.4 million and $1.2 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of September 30, 2014, there was $2.5 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2014, there was approximately $10.5 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.6 years. For the three and nine months ended September 30, 2014, the Company recognized $2.4 million and $5.2 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2013, the Company recognized $0.6 million and $1.5 million, respectively, in expense related to these awards.
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
As of September 30, 2014, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.

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
As of September 30, 2014, the Company had 607,991 LTIP units outstanding. All LTIP units will vest upon a change in control. As of September 30, 2014, of the 607,991 units outstanding, 195,290 LTIP units have vested, all of which were LTIP Class A units.
For the three and nine months ended September 30, 2014, the Company recognized $0.7 million and $2.0 million, respectively, in expense related to these units. For the three and nine months ended September 30, 2013, the Company recognized $0.4 million and $1.2 million, respectively, in expense related to these units. As of September 30, 2014, there was $6.1 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the nine months ended September 30, 2014 using an estimated combined federal and state statutory tax rate of 39.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of September 30, 2014 and December 31, 2013, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2011 and 2010, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$23,737	$11,315	$38,325	$15,129
Less: dividends paid on unvested share-based compensation	(125)	(81)	(375)	(242)
Undistributed earnings attributable to share-based compensation	(63)	(11)	—	—
Net income (loss) available to common shareholders	$23,549	$11,223	$37,950	$14,887
Denominator:
Weighted-average number of common shares — basic	64,859,494	61,179,524	64,133,134	61,086,834
Effect of dilutive share-based compensation	486,694	168,339	480,315	192,418
Weighted-average number of common shares — diluted	65,346,188	61,347,863	64,613,449	61,279,252

Net income (loss) per share available to common shareholders — basic	$0.36	$0.18	$0.59	$0.24
Net income (loss) per share available to common shareholders — diluted	$0.36	$0.18	$0.59	$0.24

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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $5.3 million and $13.7 million for the three and nine months ended September 30, 2014, respectively, and $4.2 million and $11.4 million for the three and nine months ended September 30, 2013, respectively. Base and incentive management fees are included in other indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2014 and December 31, 2013, the Company had $17.9 million and $16.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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
The ground leases and Hotel Palomar hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $2.5 million and $6.2 million for the three and nine months ended September 30, 2014, respectively, and $2.0 million and $5.7 million for the three and nine months ended September 30, 2013, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2014	2013
	(in thousands)
Interest paid, net of capitalized interest	$19,792	$17,242
Interest capitalized	$—	$206
Income taxes paid	$2,008	$1,420
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$16,609	$10,068
Distributions payable on preferred shares	$5,550	$5,203
Issuance of common shares for Board of Trustees compensation	$421	$207
Mortgage loans assumed in connection with acquisition	$50,725	$90,448
Below (above) market rate contracts assumed in connection with acquisition	$1,826	$5,146
Capital lease obligation assumed in connection with acquisition	$10,758	$—
Deposit applied to purchase price of acquisition	$—	$4,000
Accrued additions and improvements to hotel properties	$2,086	$1,308

Note 13. Subsequent Events

On October 7, 2014, the Company entered into an agreement to acquire an upscale, full-service hotel and adjacent commercial real estate and land parcel in the Boston, Massachusetts region for $261.0 million from an unaffiliated third party. The Company expects to fund the purchase price with available cash and borrowings on its unsecured credit facility. The closing is expected to occur before the end of 2014, however, because the acquisition is subject to customary closing requirements and conditions, the Company can give no assurance that the transaction will be consummated during that time period or at all.
On October 16, 2014, the Company amended and restated the credit agreement governing its unsecured revolving credit facility and unsecured term loan facility. As amended, the agreement provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020 and the unsecured term loan facility matures in January 2020. In connection with entering into the amended and restated credit agreement, the prior notes evidencing the Company’s outstanding term loan were canceled and new notes evidencing the term loan were entered into, in effect extending the maturity date of the Company’s $100.0 million term loan to January 2020.  The amended and restated credit agreement provides for a 180-day option to borrow an additional $200.0 million under the unsecured term loan facility. Borrowings under the revolving credit facility and the term loan facility will bear interest at LIBOR plus 1.55% to 2.3% and LIBOR plus 1.50% to 2.25%, respectively, depending on the Company's leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% to 0.30% of the unused portion of the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a REIT under the Code. Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (our "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms "the Company", "we" or "our", to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.

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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of September 30, 2014, the Company owned interests in 31 hotels, including 25 wholly owned hotels with a total of 6,046 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms.

During the nine months ended September 30, 2014, we acquired two hotel properties, the 160-room Prescott Hotel, in San Francisco, California, for $49.0 million and the 331-room The Nines Hotel, in Portland, Oregon, for $127.0 million.
We continue to employ our asset management initiatives at our hotels. While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $15.0 million to $25.0 million for the remainder of 2014 on renovation and repositioning projects and other capital improvements.

The U.S. lodging industry has continued to exhibit strong underlying fundamentals through the first nine months of 2014 despite the relatively modest national economic recovery. While concerns continue about economic growth, global volatility and government fiscal deficits, U.S. employment levels, housing markets and consumer confidence have improved.

The strength in business transient, leisure and international inbound travel, specifically in the major urban markets at our west coast hotels, has continued to drive increases in occupancy and average daily rates. Nationally, group travel is improving and new hotel supply remains low in most markets, although the availability of financing for new hotel construction has also started to increase, albeit slowly. We continue to believe that we are in a long and healthy recovery in the lodging industry and believe our properties have opportunities to achieve significant growth in their operating cash flows and long-term economic values.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and nine months ended September 30, 2014 and 2013.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Total Wholly Owned Portfolio
Same-Property Occupancy	89.8%	87.6%	85.7%	84.2%
Same-Property ADR	$244.18	$223.62	$229.25	$210.88
Same-Property RevPAR	$219.36	$195.92	$196.58	$177.54
____________
This schedule of hotel results for the three months ended September 30, 2014 and 2013 includes information from all of the hotels we owned as of September 30, 2014, except for our 49% ownership interest in the Manhattan Collection for both 2014 and 2013. The hotel results for the nine months ended September 30, 2014 and 2013 includes information from all of the hotels we owned as of September 30, 2014, except for the Prescott Hotel and The Nines Hotel, for Q1 and Q2 in both 2014 and 2013, and our 49% ownership interest in the Manhattan Collection for both 2014 and 2013. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At September 30, 2014 and 2013, we had 25 and 22 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and nine months ended September 30, 2014 and 2013. The properties listed in the table below are hereinafter referred to as the non-comparable properties for the periods indicated and all other properties are considered and referred to as comparable properties:

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended September 30, 2014 and 2013	Nine Months ended September 30, 2014 and 2013
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013		X
Redbury Hotel	Hollywood, CA	August 8, 2013	X	X
Hotel Modera	Portland, OR	August 28, 2013	X	X
Radisson Hotel Fisherman's Wharf	San Francisco, CA	December 9, 2013	X	X
Prescott Hotel	San Francisco, CA	May 22, 2014	X	X
The Nines Hotel	Portland, OR	July 17, 2014	X	X
Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013
Revenues — Total hotel revenues increased by $38.4 million, of which $11.9 million was from our comparable properties and $26.5 million was from the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at the Sir Francis Drake, Grand Hotel Minneapolis and Hotel Zetta as a result of increases in ADR at those hotels.
Hotel operating expenses — Total hotel operating expenses increased by $16.3 million. The comparable properties contributed $2.7 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $13.6 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $3.4 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $1.5 million primarily due to the acquisitions of the Radisson Fisherman's Wharf and Prescott hotels, both of which are subject to ground leases.
Corporate general and administrative — Corporate general and administrative expenses increased by $3.0 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
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
Interest expense — Interest expense increased by $1.2 million as a result of higher debt balances from mortgage assumptions in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $1.2 million due to increases in revenues as a result of increases in ADR at the joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $1.1 million due to higher net income at our TRS compared to the prior year period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests increased $0.2 million due to higher income allocation.

Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.3 million as a result of the issuance of Series C Preferred Shares in September 2014.
Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013
Revenues — Total hotel revenues increased by $80.4 million, of which $24.3 million was contributed by our comparable properties and $56.1 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at our properties located on the west coast as a result of increases in ADR at those hotels.
Hotel operating expenses — Total hotel operating expenses increased by $34.7 million. The comparable properties contributed $4.6 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives. The remaining $30.1 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $8.8 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $3.9 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $6.1 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.4 million due to less acquisition activity during the current period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $2.2 million a result of higher debt balances from mortgage assumptions in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $2.0 million due to increases in revenues as a result of increases in ADR at the Manhattan Collection joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $1.8 million due to higher net income at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests increased $0.3 million due to higher income allocation.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $1.7 million as a result of the issuances of the Series C Preferred Shares in 2013 and 2014.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	30,439	17,527	$57,453	$32,212
Adjustments:
Depreciation and amortization	17,353	13,928	49,383	40,619
Depreciation and amortization from joint venture	2,269	2,022	6,720	6,776
FFO	$50,061	$33,477	$113,556	$79,607
Distribution to preferred shareholders	(6,428)	(6,100)	(18,591)	(16,872)
FFO available to common share and unit holders	$43,633	$27,377	$94,965	$62,735
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Net income (loss)	30,439	17,527	$57,453	$32,212
Adjustments:
Interest expense	7,278	6,074	19,609	17,457
Interest expense from joint venture	2,302	2,306	6,836	6,601
Income tax expense (benefit)	2,154	1,088	1,941	137
Depreciation and amortization	17,396	13,971	49,514	40,747
Depreciation and amortization from joint venture	2,269	2,022	6,720	6,776
EBITDA	$61,838	$42,988	$142,073	$103,930
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
Senior Unsecured Credit Facility
We have a $300.0 million senior unsecured credit facility to fund acquisitions, property redevelopments, return on investment initiatives and general business needs. The senior unsecured credit facility consists of a $200.0 million revolver and a $100.0 million term loan. As of September 30, 2014, we had no outstanding borrowings under the revolver and we had $100.0 million outstanding under the term loan. We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $600.0 million, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
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
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and unsecured term loan facility. As amended, the agreement provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020 and the unsecured term loan facility matures in January 2020. In connection with entering into the amended and restated credit agreement, the prior notes evidencing our outstanding term loan were canceled and new notes evidencing the term loan were entered into, in effect extending the maturity date of our $100.0 million term loan to January 2020.  The amended and restated credit agreement provides for a 180-day option to borrow an additional $200.0 million under the unsecured term loan facility. Borrowings under the revolving credit facility and the term loan facility will bear interest at LIBOR plus 1.55% to 2.3% and LIBOR plus 1.50% to 2.25%, respectively, depending on the Company's leverage ratio. Additionally, we are required to pay an unused commitment fee at an annual rate of 0.20% to 0.30% of the unused portion of the credit facility.

Debt Summary
Debt as of September 30, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating (1)	July 2016	$—	$—

Term loan	Floating(2)	July 2017	100,000	100,000

Mortgage loans
The Nines Hotel (3)	7.39%	March 2015	50,725	—
InterContinental Buckhead	4.88%	January 2016	49,544	50,192
Skamania Lodge	5.44%	February 2016	29,465	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,710	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,788	65,725
Hotel Modera	5.26%	July 2016	23,321	23,597
Monaco Washington DC	4.36%	February 2017	43,965	44,580
Argonaut Hotel	4.25%	March 2017	44,295	45,138
Sofitel Philadelphia	3.90%	June 2017	47,286	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,549	26,802
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	77,674	79,194
Mortgage loans at stated value			492,322	448,359
Mortgage loan premiums (4)			4,913	5,888
Total mortgage loans			$497,235	$454,247
Total debt			$597,235	$554,247
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
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines Hotel.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera and The Nines Hotel as of September 30, 2014 and December 31, 2013.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. For the nine months ended September 30, 2014, we issued and sold 400,000 common shares at an average price of $38.09 per share under our $175.0 million ATM program and raised $15.0 million, net of commissions. As of September 30, 2014, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.

On September 9, 2014, we issued and sold, in an underwritten public offering, 3,450,000 common shares at a price of $38.15 per share, raising proceeds of approximately $131.6 million, net of the underwriting discount.

On September 30, 2014, we issued and sold, in an underwritten public offering, 1,000,000 Series C Preferred Shares at a price of $25.00 per share, raising proceeds of approximately $24.5 million, net of the underwriting discount.

We used or intend to use the net proceeds of these sales to repay debt outstanding on our senior unsecured revolving credit facility, to repay mortgage debt, to acquire hotel properties and for general corporate purposes.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $118.9 million for the nine months ended September 30, 2014. Our cash from operations includes the operating activities of our 25 wholly owned hotels and cash distributions of $6.7 million from our Manhattan Collection joint venture. Our cash provided by operating activities for the nine months ended September 30, 2013 was $75.1 million and relates principally to the 22 wholly owned hotels and operating cash flow distributions received from our Manhattan Collection joint venture at September 30, 2013.
Cash used in Investing Activities. Our cash used in investing activities was $159.5 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we purchased two hotels using cash of $125.5 million, invested $31.0 million in improvements to our hotel properties, had an increase in restricted cash of $0.7 million, and received $1.1 million in property insurance proceeds. During the nine months ended September 30, 2013, we used $102.5 million of cash, of which we used $99.3 million to purchase three hotels, invested $27.7 million in improvements to our hotel properties, received a net distribution of $26.3 million from our joint venture and had an increase in restricted cash of $1.8 million.
Cash used in Financing Activities. Our cash provided by financing activities was $104.7 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we issued and sold 3.9 million common shares and 1.0 million Series C preferred shares for net proceeds totaling $170.8 million. We also borrowed $130.0 million from our revolving credit facility and repaid that amount in full, repaid $6.8 million of mortgage debt and paid $58.2 million in distributions. For the nine months ended September 30, 2013, cash flows provided by financing activities was $51.6 million, which consisted of net proceeds of $101.2 million from the issuance and sale of 4.0 million Series C Preferred Shares and 171,893 common shares, the repayment of $5.9 million of mortgage debt and the payment of $42.6 million in distributions.
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
For the nine months ended September 30, 2014, we invested $31.0 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $15.0 million to $25.0 million in capital investments for our wholly owned hotels through the remainder of 2014.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$544,927	$83,444	$384,350	$9,931	$67,202
Term loan (2)	107,324	2,585	104,739	—	—
Hotel and ground leases (3)	423,609	3,261	6,563	7,000	406,785
Capital lease obligation	36,542	—	—	600	35,942
Purchase commitments (4)	3,629	3,629	—	—	—
Corporate office lease	4,139	119	740	781	2,499
Total	$1,120,170	$93,038	$496,392	$18,312	$512,428
 ____________________

(1)	Amounts include principal and interest.

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

The joint venture was in compliance with all of its debt covenants as of September 30, 2014. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Effective August 13, 2012, we entered into three interest rate swap agreements with an aggregate notional amount of $100.0 million for the term loan's full five-year term, resulting in an effective fixed interest rate of 2.55% per annum at our current leverage ratio (as defined in the credit agreement). We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. As of September 30, 2014, our derivative instruments are in an asset position, with an aggregate fair value of $1.0 million, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2014, there was $0.4 million in unrealized gain and $0.1 million, respectively, in unrealized loss recorded in accumulated other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements and the agreements will be unenforceable.

As of September 30, 2014, we effectively have no debt outstanding that is subject to variable interest rates. The $100.0 million term loan was swapped to a fixed interest rate, therefore a change in the LIBOR rate on the term loan would have a corresponding offsetting change on the interest rate swap.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3†	Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 23, 2014	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3†	Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., as amended.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

†	Filed herewith.

††	Furnished herewith.

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