Form 10-K
period 2014-12-31
Pebblebrook Hotel Trust
filed 2015-02-17
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, 1100 West Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 507-1300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 63,039,027 common shares of beneficial interest held by non-affiliates of the registrant was $2.3 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2014.
The number of common shares of beneficial interest outstanding as of February 16, 2015 was 71,715,415.
___________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2015) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2014, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 6,948 guest rooms and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms (the "Manhattan Collection joint venture").
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2014, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Los Angeles, Miami, Minneapolis, Nashville, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have significant barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by significant barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will likely continue to outperform the national average, as they have in past cyclical recoveries and growth periods.

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

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Nationally, new hotel supply growth remains at historically low levels with demand growth continuing to exceed supply growth, causing industry occupancy levels to increase. However, supply growth has increased, particularly in a few markets, as construction financing has become more available and fundamentals continue to strengthen. We believe that as transient and group travel increases, existing supply will accommodate incremental room-night demand, allowing hotel owners to grow occupancy and increase rates, thereby improving profitability. We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand.

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

Financing Strategies

Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes a senior unsecured credit facility, term loans, mortgage debt secured by our hotel properties or leasehold interests under the ground leases on our hotel properties and may include other unsecured debt in the future.

We anticipate using our senior unsecured revolving credit facility, term loans, common and preferred equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under the senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings and cash flows from operations.

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

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and the customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter and higher revenue, operating income and cash flow in the third quarter.

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

Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in litigation, retrofit costs and imposition of fines or an award of damages to private litigants. Additionally, properties which we may acquire may not be in compliance with the requirements of the ADA, and we endeavor to identify such noncompliance prior to our acquisition. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

Employees
We currently employ 27 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

Available Information

Our Internet website is located at www.pebblebrookhotels.com. Copies of the charters of the committees of our board of trustees, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the Securities and Exchange Commission (the "SEC") including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our website. In addition, all reports filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549-1090. Further information regarding the operation of the public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
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
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.
We invest primarily in the upper-upscale segment of the lodging market, which is highly competitive and generally subject to greater volatility than most other market segments and could negatively affect our profitability.
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
Due to our concentration in hotel investments primarily in major gateway urban markets, a downturn in the lodging industry generally or a regional downturn in the markets in which we operate would adversely affect our operations and financial condition.
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
Our joint venture investment and other joint venture investments that we may make in the future could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers' financial condition and disputes between us and our co-venturers.
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
Our business strategy includes the use of both secured and unsecured debt to finance long-term growth. Incurring debt subjects us to many risks, including the risks that our cash flow from operations will be insufficient to make required payments of principal and interest, our debt may increase our vulnerability to adverse economic and industry conditions, we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, and the terms of any refinancing will not be as favorable as the terms of the debt being refinanced.
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
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined before the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in the financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets-in particular with respect to real estate or lodging industry finance-materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing.
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
The credit agreement that governs our existing senior unsecured revolving credit facility and unsecured term loan facility contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
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
Our typical debt contains limited principal amortization; therefore, the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance this debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt or refinancing terms may be at substantially higher interest rates and or lower proceeds. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
If we default on our secured debt in the future, the lenders may foreclose on our hotels.
All of our indebtedness for borrowed money, except our senior unsecured revolving credit facility and term loans, is secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on any of the secured loans, the applicable lender will be able to foreclose on the property pledged to secure the loan.
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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. Another global economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
We cannot predict the pace or duration of the global economic cycles or the cycles in the lodging industry. A period of economic weakness would likely have an adverse impact on our revenues and negatively affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties and non-hotel properties that provide nightly and short-term rentals in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers and tourism;

•	increases in energy costs, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, cyber attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
Some of the hotel properties we acquire need renovations and capital improvements at the time of acquisition and all the hotel properties we have acquired and will acquire in the future will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors, if any, of our hotel properties also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, our lenders often require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:

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
We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information or theft of corporate funds. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.
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
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or in damages to private litigants.
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
We have acquired hotels, and may acquire additional hotels in the future, subject to ground leases or other leasehold interests. Sales of property subject to such leases may require the consent of the lessors. This consent requirement may make it more difficult or expensive to sell or finance the hotels subject to ground leases or other leasehold interests.
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

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to state and local corporate income tax. States and localities may seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition or provide more services, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.
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
Certain hotel properties we own or may own in the future may contain, or may have contained, asbestos-containing building materials ("ACBMs"). Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.
We have obtained Phase I environmental site assessments ("ESAs") on our hotel properties and expect to do so for the hotel properties we acquire in the future. ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.
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
Certain provisions of the Maryland General Corporation Law (the "MGCL") applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2014, 5,600,000 shares of our 7.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”), 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) and 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $350.0 million, and annual dividends on our outstanding preferred shares are approximately $26.0 million. Holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears in an aggregate amount equivalent to six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series A Preferred Shares will be limited to a maximum number of our common shares equal to the 2.3234 multiplied by the number of Series A Preferred Shares converted, holders of Series B Preferred Shares will be limited to a maximum number of our common shares equal to the 3.4483 multiplied by the number of Series B Preferred Shares converted and holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to the 2.0325 multiplied by the number of Series C Preferred Shares converted. In addition, those features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.

We lease our headquarters located at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814.

At December 31, 2014, we had 29 wholly owned hotels with a total of 6,948 guest rooms and a 49% equity interest in 6 hotels with a total of 1,775 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2014, all of which are consolidated in our financial statements.

Property	Date Acquired	Location	Number of Guest Rooms
1. DoubleTree by Hilton Hotel Bethesda-Washington DC(1)	June 4, 2010	Bethesda, MD	270
2. Sir Francis Drake	June 22, 2010	San Francisco, CA	416
3. InterContinental Buckhead Atlanta(1)	July 1, 2010	Buckhead, GA	422
4. Hotel Monaco Washington DC(1)(2)	September 9, 2010	Washington, D.C.	183
5. The Grand Hotel Minneapolis	September 29, 2010	Minneapolis, MN	140
6. Skamania Lodge(1)	November 3, 2010	Stevenson, WA	254
7. Le Meridien Delfina Santa Monica	November 19, 2010	Santa Monica, CA	310
8. Sofitel Philadelphia(1)	December 3, 2010	Philadelphia, PA	306
9. Argonaut Hotel(1)(2)	February 16, 2011	San Francisco, CA	252
10. The Westin Gaslamp Quarter San Diego(1)	April 6, 2011	San Diego, CA	450
11. Hotel Monaco Seattle	April 7, 2011	Seattle, WA	189
12. Mondrian Los Angeles	May 3, 2011	West Hollywood, CA	236
13. Viceroy Miami	May 26, 2011	Miami, FL	148
14. W Boston	June 8, 2011	Boston, MA	235
15. Hotel Zetta	April 4, 2012	San Francisco, CA	116
16. Hotel Vintage Seattle	July 9, 2012	Seattle, WA	125
17. Hotel Vintage Plaza Portland	July 9, 2012	Portland, OR	117
18. W Los Angeles - Westwood	August 23, 2012	Los Angeles, CA	258
19. Hotel Palomar San Francisco(1)(3)	October 25, 2012	San Francisco, CA	201
20. Embassy Suites San Diego Bay - Downtown(1)	January 29, 2013	San Diego, CA	341
21. The Redbury Hollywood	August 8, 2013	Los Angeles, CA	57
22. Hotel Modera(1)	August 28, 2013	Portland, OR	174
23. Radisson Hotel Fisherman's Wharf(2)	December 9, 2013	San Francisco, CA	355
24. Prescott Hotel(3)	May 22, 2014	San Francisco, CA	160
25. The Nines, a Luxury Collection Hotel, Portland(1)	July 17, 2014	Portland, OR	331
26. The Westin Colonnade Coral Gables	November 12, 2014	Miami, FL	157
27. Hotel Palomar Los Angeles - Westwood(2)	November 20, 2014	Los Angeles, CA	264
28. Union Station Hotel, Autograph Collection(2)	December 10, 2014	Nashville, TN	125
29. Revere Hotel Boston Common	December 18, 2014	Boston, MA	356
Total number of guest rooms			6,948

(1) This property is subject to mortgage debt at December 31, 2014.
(2) This property is subject to a long-term ground lease.
(3) This property is subject to a long-term hotel lease.

The following table sets forth certain information about the six hotels we own through a 49% equity interest in the Manhattan Collection joint venture as of December 31, 2014. Operating results for these hotels are included in our consolidated financial statements using the equity method.

Property	Date Acquired	Location	Number of Guest Rooms
1. Manhattan NYC (1)	July 29, 2011	New York, NY	618
2. Shelburne NYC (1)	July 29, 2011	New York, NY	325
3. Dumont NYC (1)	July 29, 2011	New York, NY	242
4. Fifty NYC (1)	July 29, 2011	New York, NY	251
5. Gardens NYC (1)	July 29, 2011	New York, NY	130
6. The Benjamin (1)	July 29, 2011	New York, NY	209
Total number of guest rooms			1,775

(1) This property is subject to mortgage debt at December 31, 2014.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Davidson Hotels and Resorts, Denihan Hospitality Group, Destination Hotels and Resorts, HEI Hotels and Resorts, InterContinental Hotels Group, Kimpton Hotels and Restaurants (“Kimpton”), Morgans Hotel Group, OLS Hotels and Resorts, Pyramid Hotel Group, Sage Hospitality Resources, sbe Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts and Viceroy Hotel Group.

Our management agreements generally have the terms described below:

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 1.5% and 4% of the applicable hotel's revenues, as determined in the agreements.

•
Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Two of our management agreements provide for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Two of our management agreements have a maximum incentive fee of 2.5% of revenue.

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

Franchise Agreements

We have franchise agreements for the following hotels: the DoubleTree by Hilton Bethesda-Washington DC; the Le Meridien Delfina Santa Monica; the Embassy Suites San Diego Bay - Downtown; Radisson Hotel Fisherman's Wharf; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; and Union Station Hotel, Autograph Collection. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately four to five percent of gross room revenues. The franchise agreements for the respective hotels expire as follows:

Property	Expiration Date
DoubleTree by Hilton Bethesda-Washington DC	June 2020
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
Radisson Hotel Fisherman's Wharf	March 2015
The Nines, a Luxury Collection Hotel, Portland	October 2033
The Westin Colonnade Coral Gables	January 2017
Union Station Hotel, Autograph Collection	January 2032

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

The Palomar Los Angeles - Westwood is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including nineteen five-year extension options. The hotel is required to pay annual base rent of approximately $3.5 million through January 2017 and is adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.
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
PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$35.09	$29.36	$0.23	$25.80	$23.34	$0.16
Second Quarter	$37.12	$33.23	$0.23	$28.14	$24.85	$0.16
Third Quarter	$39.17	$36.40	$0.23	$28.81	$25.60	$0.16
Fourth Quarter	$46.88	$36.76	$0.23	$31.04	$26.80	$0.16
The closing price per share of our common shares on December 31, 2014, as reported by the NYSE, was $45.63.
Shareholder Information
On February 16, 2015, there were 28 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2009, to the NYSE closing price per share on December 31, 2014, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2009 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2009	Value of Investment at December 31, 2010	Value of Investment at December 31, 2011	Value of Investment at December 31, 2012	Value of Investment at December 31, 2013	Value of Investment at December 31, 2014
Pebblebrook Hotel Trust	$100.00	$92.85	$89.94	$110.60	$150.70	$228.99
Russell 2000 Index	$100.00	$126.81	$121.52	$141.43	$196.34	$205.95
FTSE NAREIT Equity Index	$100.00	$127.94	$138.55	$165.98	$170.72	$218.58

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
For income tax purposes, distributions paid per share were characterized as follows:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.9108	100.00%	$0.6000	100.00%	$0.4391	91.49%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0409	8.51%
Total	$0.9108	100.00%	$0.6000	100.00%	$0.4800	100.00%

Series A Preferred Shares:
Ordinary income	$2.3948	100.00%	$2.0349	100.00%	$1.7622	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.3948	100.00%	$2.0349	100.00%	$1.7622	100.00%

Series B Preferred Shares
Ordinary income	$2.4328	100.00%	$2.0672	100.00%	$1.7902	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.4328	100.00%	$2.0672	100.00%	$1.7902	100.00%

Series C Preferred Shares
Ordinary income	$1.9767	100.00%	$0.9890	100.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$1.9767	100.00%	$0.9890	100.00%	$0.0000	0.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.

The common distribution declared on December 13, 2013 and paid on January 15, 2014 was treated as a 2014 distribution for tax purposes. For tax purposes, $0.4261, $0.4328, and $0.3517 of the Series A, Series B, and Series C, respectively, of the preferred share distributions declared on December 13, 2013 and paid on January 15, 2014 were treated as 2014 distributions.

Of the common distribution declared on December 15, 2014 and paid on January 15, 2015, $0.1692 was treated as a 2015 distribution for tax purposes. The preferred share distributions declared on December 15, 2014 and paid on January 15, 2015, were treated as 2014 distributions for tax purposes.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2014. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	940,270
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	940,270

During the year ended December 31, 2014, certain of our employees chose to have us acquire an aggregate of 20,539 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $30.81 per share.

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

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except share and per-share data)
Revenues:
Room	$410,600	$321,630	$239,218	$177,479	$32,804
Food and beverage	148,114	136,531	117,752	92,898	21,984
Other operating	40,062	31,056	23,718	17,610	2,973
Total revenues	598,776	489,217	380,688	287,987	57,761
Expenses:
Hotel operating expenses:
Room	102,709	83,390	63,213	47,570	9,718
Food and beverage	104,843	100,244	86,369	65,783	15,113
Other direct	14,512	14,037	12,236	8,353	1,288
Other indirect	151,923	126,527	99,766	79,648	16,724
Total hotel operating expenses	373,987	324,198	261,584	201,354	42,843
Depreciation and amortization	68,324	55,570	42,794	30,945	5,776
Real estate taxes, personal property taxes, property insurance and ground rent	36,878	31,052	20,187	14,709	2,344
General and administrative	26,349	17,166	16,777	11,460	8,319
Hotel acquisition costs	1,973	3,376	2,234	3,392	6,581
Total operating expenses	507,511	431,362	343,576	261,860	65,863
Operating income (loss)	91,265	57,855	37,112	26,127	(8,102)
Interest income	2,529	2,620	224	868	3,020
Interest expense	(27,065)	(23,680)	(14,932)	(13,653)	(1,640)
Other	—	—	—	85	—
Equity in earnings (loss) of joint venture	10,065	7,623	5,970	2,336	—
Income (loss) before income taxes	76,794	44,418	28,374	15,763	(6,722)
Income tax (expense) benefit	(3,251)	(1,226)	(1,866)	(564)	80
Net income (loss)	73,543	43,192	26,508	15,199	(6,642)
Net income (loss) attributable to non-controlling interests	677	274	429	343	—
Net income (loss) attributable to the Company	72,866	42,918	26,079	14,856	(6,642)
Distributions to preferred shareholders	(25,079)	(22,953)	(17,825)	(10,413)	—
Net income (loss) attributable to common shareholders	$47,787	$19,965	$8,254	$4,443	$(6,642)
Net income (loss) per share available to common shareholders, basic	$0.72	$0.32	$0.14	$0.08	$(0.23)
Net income (loss) per share available to common shareholders, diluted	$0.71	$0.32	$0.14	$0.08	$(0.23)
Weighted-average number of common shares, basic	65,646,712	61,498,389	55,806,543	47,921,200	28,669,851
Weighted-average number of common shares, diluted	66,264,118	61,836,741	55,955,497	47,966,307	28,669,851

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,343,690	$1,717,611	$1,417,229	$1,127,484	$599,714
Investment in joint venture	258,828	260,304	283,011	171,765	—
Cash and cash equivalents	52,883	55,136	85,900	65,684	220,722
Total assets	2,770,484	2,116,931	1,846,162	1,416,632	855,515
Senior unsecured revolving credit facility	50,000	—	—	—	—
Term loan	300,000	100,000	100,000	—	—
Mortgage debt	493,987	454,247	368,508	251,539	143,570
Total shareholders' equity	1,781,091	1,473,339	1,312,951	1,113,251	686,912

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
Overview

The U.S. lodging industry continued to exhibit positive fundamentals through 2014. Growing demand from business travel, a healthy recovery in leisure travel and increased international travel, combined with very limited new supply, resulted in 8.3% industry RevPAR growth. Our wholly owned same-property RevPar growth for 2014 of 10.0% exceeded the industry's, as we benefited from our strategy of investing primarily in urban markets in major gateway cities and we continued to see positive results from our property renovations and the asset management and best practice initiatives we have implemented throughout our portfolio. Moderate economic growth, global volatility, government fiscal deficits and government partisanship have created uncertainty among business and leisure travelers, however, U.S. employment and housing markets have improved. The strength in transient travel, both business and leisure, and low supply growth have resulted in high occupancy levels in our markets, which has allowed us to drive healthy increases in average daily rates. We expect this to continue into 2015, and we believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values.
Significant highlights of activities for the year ended December 31, 2014 are as follows:
•Acquisitions - We acquired six properties for purchase prices aggregating $626.8 million. The properties acquired were: Prescott Hotel (May 22, 2014); The Nines, a Luxury Collection Hotel, Portland (July 17, 2014); The Westin Colonnade Coral Gables (November 12, 2014); a leasehold interest in the Hotel Palomar Los Angeles - Westwood (November 20, 2014); a leasehold interest in the Union Station Hotel, Autograph Collection (December 10, 2014); and Revere Hotel Boston Common (December 18, 2014).
•Senior unsecured credit facilities - We amended and restated our senior unsecured credit agreement to increase the borrowing capacity to $600.0 million, of which $300.0 million is an unsecured revolving credit facility and $300.0 million is an unsecured term loan facility. We also extended the maturity date to January 2019 for the revolving credit facility and January 2020 for the term loan facility.
•Mortgage loans - We assumed three non-recourse mortgage loans totaling $50.7 million in conjunction with the purchase of The Nines Hotel.
•Unsecured term loan - We drew an additional $200.0 million under the unsecured term loan facility in December 2014.

•Equity offerings - We issued 7.5 million common shares for proceeds of $292.4 million, net of underwriting discounts and offering-related expenses. We also issued 1.0 million Series C Preferred Shares for proceeds of $24.5 million, net of the underwriting discount and offering-related expenses.
•Renovations - We invested $52.6 million to reposition certain of our hotel properties in 2014. Renovations began or were completed at the Hotel Vintage Seattle, W Los Angeles - Westwood, Embassy Suites San Diego Bay - Downtown, and Radisson Hotel Fisherman's Wharf.
Results of Operations
At December 31, 2014, 2013 and 2012, we had 29, 23 and 19 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the years ended December 31, 2014, 2013 and 2012. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property	Location	Acquisition Date	Years ended December 31, 2014 and 2013	Years ended December 31, 2013 and 2012
Hotel Zetta	San Francisco, CA	April 4, 2012		X
Hotel Vintage Seattle	Seattle, WA	July 9, 2012		X
Hotel Vintage Plaza Portland	Portland, OR	July 9, 2012		X
W Los Angeles - Westwood	Los Angeles , CA	August 23, 2012		X
Hotel Palomar San Francisco	San Francisco, CA	October 25, 2012		X
Embassy Suites San Diego Bay-Downtown	San Diego, CA	January 29, 2013	X	X
The Redbury Hotel	Hollywood, CA	August 8, 2013	X	X
Hotel Modera	Portland, OR	August 28, 2013	X	X
Radisson Hotel Fisherman's Wharf	San Francisco, CA	December 9, 2013	X	X
Prescott Hotel	San Francisco, CA	May 22, 2014	X	X
The Nines, a Luxury Collection Hotel, Portland	Portland, OR	July 17, 2014	X	X
The Westin Colonnade Coral Gables	Miami, FL	November 12, 2014	X	X
Hotel Palomar Los Angeles - Westwood	Los Angeles, CA	November 20, 2014	X	X
Union Station Hotel, Autograph Collection	Nashville, TN	December 10, 2014	X	X
Revere Hotel Boston Common	Boston, MA	December 18, 2014	X	X
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
Revenues — Total hotel revenues increased by $109.6 million, of which $28.6 million was from our comparable properties and $81.0 million was from the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues from our West Coast properties as a result of increases in ADR as well as an increase in revenue from Hotel Zetta, which was closed for renovation in late 2012 and, after re-opening in March 2013, was ramping up throughout 2013.
Hotel operating expenses — Total hotel operating expenses increased by $49.8 million. The comparable properties contributed $3.7 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives, including closing and leasing restaurant space to third parties at the W Boston, Mondrian Los Angeles and W Los Angeles-Westwood. The remaining $46.1 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $12.8 million primarily due to the additional depreciation for the non-comparable properties.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $5.8 million primarily due to the 2013 and 2014 acquisitions, of which the Radisson Hotel Fisherman's Wharf, Prescott Hotel, Hotel Palomar Los Angeles - Westwood and the Union Station Hotel, Autograph Collection are subject to ground or hotel leases.
Corporate general and administrative — Corporate general and administrative expenses increased by $9.2 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $1.4 million primarily due to termination fees incurred with the acquisition of the Embassy Suites San Diego Bay - Downtown in January 2013 and transfer taxes related to the acquisition of the Radisson Hotel Fisherman's Wharf in December 2013.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $3.4 million as a result of higher debt balances from mortgage assumptions in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $2.4 million due to increases in revenues as a result of increases in ADR at the joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $2.0 million due to higher net income at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to the common units held by the LTIP unit holders. Non-controlling interests increased $0.4 million due to higher income allocation.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $2.1 million as a result of the issuance of Series C Preferred Shares in September 2014.
Comparison of the year ended December 31, 2013 to the year ended December 31, 2012
Revenues — Total hotel revenues increased by $108.5 million, of which $22.7 million was contributed by our comparable properties and $85.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at InterContinental Buckhead Atlanta, The Westin Gaslamp Quarter San Diego, Argonaut Hotel, Sir Francis Drake, Hotel Monaco Seattle and Skamania Lodge as a result of increases in ADR and occupancy.
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
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $10.9 million primarily due to the acquisition of the Hotel Palomar San Francisco on October 25, 2012, which we lease pursuant to a long-term hotel lease agreement.
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
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $1.7 million due to lower interest expense at the joint venture resulting from less borrowings.
Income tax (expense) benefit — Income tax expense decreased $0.6 million as a result of a decrease in the taxable income of our TRS.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the years ended December 31, 2014 and 2013.

	For the year ended December 31,
	2014	2013
Total Wholly Owned Portfolio (1)
Same-Property Occupancy	84.3%	82.9%
Same-Property ADR	$227.85	$210.44
Same-Property RevPAR	$191.98	$174.53
____________
(1) This schedule of hotel results for the years ended December 31, 2014 and 2013 includes information from all of the hotels we owned as of December 31, 2014, except for our 49% ownership interest in the Manhattan Collection for both 2014 and 2013. The hotel results for the years ended December 31, 2014 and 2013 include information from all of the hotels we owned as of December 31, 2014, except for the Prescott Hotel and The Nines, a Luxury Collection Hotel, Portland for the first and second quarters of both 2014 and 2013; The Westin Colonnade Coral Gables for the first three quarters of both 2014 and 2013; and Palomar Los Angeles - Westwood, Union Station Hotel, Autograph Collection, Revere Hotel Boston Common for all of 2014 and 2013. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the year ended December 31, 2014, 2013, and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net income (loss)	$73,543	$43,192	26,508
Adjustments:
Depreciation and amortization	68,136	55,398	42,638
Depreciation and amortization from joint venture	9,025	8,892	9,856
FFO	$150,704	$107,482	$79,002
Distribution to preferred shareholders	(25,079)	(22,953)	(17,825)
FFO available to common share and unit holders	$125,625	$84,529	$61,177
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the year ended December 31, 2014, 2013, and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
Net income (loss)	$73,543	$43,192	26,508
Adjustments:
Interest expense	27,065	23,680	14,932
Interest expense from joint venture	9,137	8,902	13,160
Income tax expense (benefit)	3,251	1,226	1,866
Depreciation and amortization	68,324	55,570	42,794
Depreciation and amortization from joint venture	9,025	8,892	9,856
EBITDA	$190,345	$141,462	$109,116
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

Investment in Joint Venture

Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial variable interests that are not controllable through voting interests. Investments in joint ventures which we do not control but for which we have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method of accounting. We employ the equity accounting method because we do not control the joint venture and are not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We review the investment in our joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. The investment is impaired when its estimated fair value is less than the carrying amount of our investment and that impairment is other than temporary.

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
Senior Unsecured Credit Facility
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and unsecured term loan facility. As amended, the agreement provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020 and the unsecured term loan facility matures in January 2020. As of December 31, 2014, we had $50.0 million in outstanding borrowings under the revolver and we had $300.0 million outstanding under the term loan facility (the "Term Loan"). We have the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the Term Loan. At December 31, 2014, we had interest rate swaps with an aggregate notional amount of $300.0 million, and as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.
Debt Summary
Debt as of December 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating (1)	January 2019	$50,000	$—

Term loan	Floating(2)	January 2020	300,000	100,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	50,725	—
InterContinental Buckhead Atlanta	4.88%	January 2016	49,320	50,192
Skamania Lodge	5.44%	February 2016	29,308	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,575	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,462	65,725
Hotel Modera	5.26%	July 2016	23,225	23,597
Monaco Washington DC	4.36%	February 2017	43,756	44,580
Argonaut Hotel	4.25%	March 2017	44,006	45,138
Sofitel Philadelphia	3.90%	June 2017	46,968	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,461	26,802
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	77,155	79,194
Mortgage loans at stated value			489,961	448,359
Mortgage loan premiums (4)			4,026	5,888
Total mortgage loans			$493,987	$454,247
Total debt			$843,987	$554,247
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facility bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rates for the Term Loan. At December 31, 2014, we had interest rate swaps with an aggregate notional amount of $300.0 million, and as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland. We intend to repay these mortgage loans through borrowings on our credit facilities upon maturity.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera and The Nines, a Luxury Collection Hotel, Portland as of December 31, 2014 and December 31, 2013.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC on that same date, through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. For the year ended December 31, 2014, we issued and sold 400,000 common shares at an average price of $38.09 per share under our $175.0 million ATM program and raised $15.0 million, net of commissions. As of December 31, 2014, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.

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

On October 30, 2014, we issued and sold, in an underwritten public offering, 3,680,000 common shares at a price of $39.77 per share, raising proceeds of approximately $146.4 million, net of the underwriting discount.

We used the net proceeds of these sales, after offering-related expenses, to repay debt outstanding on our senior unsecured revolving credit facility, to repay mortgage debt, to acquire hotel properties and for general corporate purposes.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash provided by Operations. Our cash provided by operating activities was $161.3 million for the year ended December 31, 2014. Our cash from operations includes the operating activities of our 29 wholly owned hotels and cash distributions of $9.2 million from the Manhattan Collection joint venture. Our cash provided by operating activities for the year ended December 31, 2013 was $107.5 million and relates principally to the 23 wholly owned hotels and operating cash flow distributions received from the Manhattan Collection joint venture.
Cash used in Investing Activities. Our cash used in investing activities was $631.3 million for the year ended December 31, 2014. During 2014, we purchased six hotels using cash of $575.7 million, invested $52.6 million in improvements to our hotel properties, purchased $1.1 million of corporate equipment and furniture and received $1.1 million in property insurance proceeds. During the year ended December 31, 2013, we used $246.0 million of cash, of which we used $230.8 million to purchase four hotels, invested $38.8 million in improvements to our hotel properties, received a net distribution of $26.3 million from the Manhattan Collection joint venture, had an increase in restricted cash of $3.2 million and received $0.5 million in property insurance proceeds.
Cash provided by Financing Activities. Our cash provided by financing activities was $467.8 million for the year ended December 31, 2014. During 2014, we issued and sold 7.5 million common shares and 1.0 million Series C preferred shares for net proceeds totaling $316.9 million. We also borrowed $180.0 million under our revolving credit facility, repaid $130.0 million from the revolving credit facility borrowings, borrowed $200.0 million under our term loan facility, repaid $9.1 million of mortgage debt, paid $80.4 million in distributions and paid $9.6 million in other transactions. For the year ended December 31, 2013, cash flows provided by financing activities was $107.8 million, which consisted of net proceeds of $175.6 million from the issuance and sale of 4.0 million Series C Preferred Shares and 2.7 million common shares, the repayment of $8.1 million of mortgage debt and the payment of $58.5 million in distributions.
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
For the year ended December 31, 2014, we invested $52.6 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $75.0 million to $95.0 million in capital investments for our wholly owned hotels in 2015. In January 2015, we closed the Hotel Vintage Plaza Portland for renovation. We expect to invest approximately $10.0 million in its renovation, which we anticipate will be completed by late March 2015. We also expect to invest $32.0 million and $23.5 million in the renovations of Radisson Hotel Fisherman's Wharf and W Los Angeles - Westwood which we anticipate will be completed by late June 2015.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$536,128	$82,322	$377,914	$9,931	$65,961
Term loan (2)	348,231	8,521	17,976	20,767	300,967
Borrowings under credit facility (3)	54,564	1,103	2,239	51,222	—
Hotel and ground leases (4)	748,057	6,839	13,749	14,157	713,312
Capital lease obligation	36,542	—	72	608	35,862
Purchase commitments (5)	8,805	8,805	—	—	—
Corporate office lease	4,110	180	745	787	2,398
Total	$1,736,437	$107,770	$412,695	$97,472	$1,118,500
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. The Term Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the Term Loan. At December 31, 2014, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2014. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Radisson Hotel Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on the Prescott Hotel was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Westwood provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

(5)
Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

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

As of December 31, 2014, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of December 31, 2014. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather, and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year.
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
Prior to amending and restating the credit facility agreement in October 2014, we had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR on our borrowing under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, we entered into additional swap agreements to hedge the full $300.0 million Term Loan through maturity on January 15, 2020. As of December 31, 2014, we had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on our leverage ratio at December 31, 2014.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2014, there was $1.4 million in unrealized loss recorded in accumulated other comprehensive income.
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

	2015	2016	2017	2018	2019	Thereafter	Total
Liabilities
Fixed rate debt	$60,211	$203,269	$155,908	$2,366	$2,456	$65,751	$489,961
Average interest rate	6.96%	5.48%	4.45%	3.69%	3.69%	3.69%	5.08%
Variable rate debt	$—	$—	$—	$—	$50,000	$300,000	$350,000
Average interest rate (1)	—%	—%	—%	—%	1.71%	2.83%	2.67%
Total	$60,211	$203,269	$155,908	$2,366	$52,456	$365,751	$839,961

____________
(1) Borrowings under our term loan facility bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rates for the Term Loan. As of December 31, 2014, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.

This table reflects indebtedness outstanding as of December 31, 2014 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2014, the estimated fair value of our fixed rate mortgage debt was $503.9 million.
As of December 31, 2014, $50.0 million of the Company's aggregate indebtedness (6% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the unsecured term loan facility that have been effectively swapped into fixed rates.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

We acquired the The Nines, a Luxury Collection Hotel, Portland on July 17, 2014, The Westin Colonnade Coral Gables on November 12, 2014, the Hotel Palomar Los Angeles - Westwood on November 20, 2014, the Union Station Hotel, Autograph Collection on December 10, 2014, and the Revere Hotel Boston Common on December 18, 2014 and have excluded the hotel operations of these properties from our assessment of effectiveness of internal control over financial reporting as of December 31, 2014. These hotels have an aggregate of hotel-level assets and liabilities of $8.1 million and $8.3 million, respectively, and hotel revenues and expenses of $26.3 million and $17.2 million, respectively, as of and for the year ended December 31, 2014.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-30.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-31 through F-33.

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
3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 23, 2014 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

3.4†	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014.
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

10.21
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement was amended and restated in October 2014; See Exhibit 10.33 below).

10.22
Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.23	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.24
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.25
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.26
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.27
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.28*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.29*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.30*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.31†	Agreement of Purchase and Sale by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer, dated as of October 7, 2014.
10.33†
Third Amended and Restated Credit Agreement, dated as of October 16, 2014, among Pebblebrook Hotel, L.P., as the Borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the Borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (This agreement supersedes Exhibit 10.21 above).

12.1†	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	February 17, 2015	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JON E. BORTZ	Chairman, President and Chief Executive Officer (principal executive officer)	February 17, 2015
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 17, 2015
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 17, 2015
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 17, 2015
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 17, 2015
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 17, 2015
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 17, 2015
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 17, 2015
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trust's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015, expressed an unqualified opinion on the effectiveness of Pebblebrook Hotel Trust's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 17, 2015

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust's (Pebblebrook) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pebblebrook's internal control over financial reporting based on our audit.

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

In our opinion, Pebblebrook maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, the internal control over financial reporting for the operations of five of the six hotels acquired in 2014 (acquisition dates July 17, 2014, November 12, 2014, November 20, 2014, December 10, 2014, and December 18, 2014) comprising hotel level assets and liabilities of $8.1 million and $8.3 million, respectively, and hotel revenues and expenses of $26.3 million and $17.2 million, respectively, included in the consolidated balance sheet and statement of operations and comprehensive income as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for these hotel level assets, liabilities, revenues and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 17, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 17, 2015

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2014	December 31, 2013

ASSETS
Investment in hotel properties, net	$2,343,690	$1,717,611
Investment in joint venture	258,828	260,304
Ground lease asset, net	30,891	19,217
Cash and cash equivalents	52,883	55,136
Restricted cash	16,383	16,482
Hotel receivables (net of allowance for doubtful accounts of $139 and $270, respectively)	21,320	16,850
Deferred financing costs, net	6,246	4,736
Prepaid expenses and other assets	40,243	26,595
Total assets	$2,770,484	$2,116,931
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$50,000	$—
Term loan	300,000	100,000
Mortgage debt (including mortgage loan premium of $4,026 and $5,888, respectively)	493,987	454,247
Accounts payable and accrued expenses	106,828	61,428
Advance deposits	11,583	8,432
Accrued interest	2,382	1,945
Distribution payable	23,293	15,795
Total liabilities	988,073	641,847
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at December 31, 2014 and $325,000 at December 31, 2013), 100,000,000 shares authorized; 14,000,000 shares issued and outstanding at December 31, 2014 and 13,000,000 shares issued and outstanding at December 31, 2013	140	130
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,553,481 issued and outstanding at December 31, 2014 and 63,709,628 issued and outstanding at December 31, 2013	716	637
Additional paid-in capital	1,864,739	1,541,138
Accumulated other comprehensive income (loss)	(341)	1,086
Distributions in excess of retained earnings	(84,163)	(69,652)
Total shareholders’ equity	1,781,091	1,473,339
Non-controlling interests	1,320	1,745
Total equity	1,782,411	1,475,084
Total liabilities and equity	$2,770,484	$2,116,931
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2014	2013	2012
Revenues:
Room	$410,600	$321,630	$239,218
Food and beverage	148,114	136,531	117,752
Other operating	40,062	31,056	23,718
Total revenues	598,776	489,217	380,688
Expenses:
Hotel operating expenses:
Room	102,709	83,390	63,213
Food and beverage	104,843	100,244	86,369
Other direct	14,512	14,037	12,236
Other indirect	151,923	126,527	99,766
Total hotel operating expenses	373,987	324,198	261,584
Depreciation and amortization	68,324	55,570	42,794
Real estate taxes, personal property taxes, property insurance, and ground rent	36,878	31,052	20,187
General and administrative	26,349	17,166	16,777
Hotel acquisition costs	1,973	3,376	2,234
Total operating expenses	507,511	431,362	343,576
Operating income (loss)	91,265	57,855	37,112
Interest income	2,529	2,620	224
Interest expense	(27,065)	(23,680)	(14,932)
Equity in earnings (loss) of joint venture	10,065	7,623	5,970
Income (loss) before income taxes	76,794	44,418	28,374
Income tax (expense) benefit	(3,251)	(1,226)	(1,866)
Net income (loss)	73,543	43,192	26,508
Net income (loss) attributable to non-controlling interests	677	274	429
Net income (loss) attributable to the Company	72,866	42,918	26,079
Distributions to preferred shareholders	(25,079)	(22,953)	(17,825)
Net income (loss) attributable to common shareholders	$47,787	$19,965	$8,254
Net income (loss) per share available to common shareholders, basic	$0.72	$0.32	$0.14
Net income (loss) per share available to common shareholders, diluted	$0.71	$0.32	$0.14
Weighted-average number of common shares, basic	65,646,712	61,498,389	55,806,543
Weighted-average number of common shares, diluted	66,264,118	61,836,741	55,955,497

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2014	2013	2012

Comprehensive Income:
Net income (loss)	$73,543	$43,192	$26,508
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(1,427)	1,386	(300)
Comprehensive income (loss)	72,116	44,578	26,208
Comprehensive income (loss) attributable to non-controlling interests	665	287	427
Comprehensive income (loss) attributable to the Company	$71,451	$44,291	$25,781
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2011	9,000,000	$90	50,769,024	$508	$1,142,905	$—	$(30,252)	$1,113,251	$3,097	$1,116,348
Issuance of shares, net of offering costs	—	—	9,694,087	97	214,774	—	—	214,871	—	214,871
Issuance of common shares for Board of Trustee compensation	—	—	10,361	—	199	—	—	199	—	199
Repurchase of common shares	—	—	(15,706)	—	(321)	—	—	(321)	—	(321)
Share-based compensation	—	—	52,789	1	2,635	—	—	2,636	1,579	4,215
Distributions on common shares/units	—	—	—	—	—	—	(27,800)	(27,800)	(446)	(28,246)
Distributions on preferred shares	—	—	—	—	—	—	(17,825)	(17,825)	(15)	(17,840)
Redemption of non-controlling interest LTIP units	—	—	444,535	4	2,157	—	—	2,161	(4,503)	(2,342)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(300)	—	(300)	—	(300)
Net income (loss)	—	—	—	—	—	—	26,079	26,079	429	26,508
Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	2,701,893	27	175,508	—	—	175,575	—	175,575
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	3,597	—	—	3,597	1,625	5,222
Distributions on common shares/units	—	—	—	—	—	—	(39,819)	(39,819)	(280)	(40,099)
Distributions on preferred shares	—	—	—	—	—	—	(22,953)	(22,953)	(15)	(22,968)
Redemption of non-controlling interest LTIP units	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,386	—	1,386	—	1,386
Net income (loss)	—	—	—	—	—	—	42,918	42,918	274	43,192
Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	1,000,000	10	7,530,000	75	316,825	—	—	316,910	—	316,910

Issuance of common shares for Board of Trustee compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,498	1	9,085	—	—	9,086	2,609	11,695
Distributions on common shares/units	—	—	—	—	—	—	(62,298)	(62,298)	(559)	(62,857)
Distributions on preferred shares	—	—	—	—	—	—	(25,079)	(25,079)	(16)	(25,095)
Redemption of non-controlling interest LTIP units	—	—	258,101	3	(2,098)	—	—	(2,095)	(3,136)	(5,231)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(1,427)	—	(1,427)	—	(1,427)
Net income (loss)	—	—	—	—	—	—	72,866	72,866	677	73,543
Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2014	2013	2012
Operating activities:
Net income (loss)	$73,543	$43,192	$26,508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,324	55,570	42,794
Share-based compensation	11,695	5,222	4,215
Amortization of deferred financing costs and mortgage loan premiums	(604)	(259)	1,400
Non-cash ground rent	2,252	3,128	219
Equity in (earnings) loss from joint venture	(7,676)	(5,234)	(5,970)
Other	407	892	240
Changes in assets and liabilities:
Restricted cash, net	71	(1,266)	(1,547)
Hotel receivables	(3,544)	(3,343)	(1,321)
Prepaid expenses and other assets	(3,763)	(3,441)	2,679
Distributions from joint venture	9,152	1,617	—
Accounts payable and accrued expenses	10,598	8,051	7,740
Advance deposits	829	3,324	216
Net cash provided by (used in) operating activities	161,284	107,453	77,173
Investing activities:
Acquisition of hotel properties	(575,748)	(230,769)	(247,971)
Improvements and additions to hotel properties	(52,553)	(38,753)	(53,156)
Distribution from (investment in) joint venture, net	—	26,291	(105,277)
Deposit on hotel properties	—	—	(4,000)
Acquisition of note receivable	(3,020)	—	—
Purchase of corporate office equipment, software, and furniture	(1,146)	(33)	(47)
Restricted cash, net	28	(3,182)	2,582
Property insurance proceeds	1,113	458	—
Net cash provided by (used in) investing activities	(631,326)	(245,988)	(407,869)
Financing activities:
Gross proceeds from issuance of common shares	293,211	79,362	221,579
Gross proceeds from issuance of preferred shares	25,000	100,000	—
Payment of offering costs — common and preferred shares	(1,301)	(3,787)	(6,708)
Payment of deferred financing costs	(3,696)	(650)	(3,765)
Borrowings under senior revolving credit facility	180,000	—	120,000
Repayments under senior revolving credit facility	(130,000)	—	(120,000)
Borrowings under term loan facility	200,000	—	100,000
Proceeds from mortgage debt	—	—	224,000
Repayments of mortgage debt	(9,123)	(8,099)	(136,704)
Repurchase of common shares	(632)	(523)	(321)
Redemption of non-controlling interests	(5,231)	—	(2,342)
Distributions — common shares/units	(55,708)	(36,969)	(27,002)
Distributions — preferred shares	(24,731)	(21,563)	(17,825)
Net cash provided by (used in) financing activities	467,789	107,771	350,912

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

Net change in cash and cash equivalents	(2,253)	(30,764)	20,216
Cash and cash equivalents, beginning of year	55,136	85,900	65,684
Cash and cash equivalents, end of year	$52,883	$55,136	$85,900

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
As of December 31, 2014, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 6,948 guest rooms and a 49% joint venture interest in six hotels with a total of 1,775 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Westwood, California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2014, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Investment in Joint Venture
The Company reviews its investment in joint venture for impairment annually or at interim periods if events or circumstances indicate that the investment may be impaired. The investment is impaired when its estimated fair value is less than the carrying amount of the investment and that impairment is other than temporary.

Intangible Assets and Liabilities
Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. The Company reviews the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are over or under market compared to an estimated market agreement at the acquisition date. Under market lease assets or over market contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. The Company does not amortize intangible assets with indefinite useful lives, but review these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.
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
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the statement of operations. Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover potential credit losses.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.  Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income.  For the years ended December 31, 2014, 2013 and 2012, comprehensive income (loss) was $72.1 million, $44.6 million and $26.2 million, respectively. As of December 31, 2014 and 2013, the Company's accumulated other comprehensive income (loss) was $(0.3) million and $1.1 million, respectively.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This guidance will be effective for the Company on January 1, 2017 and will not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 3. ACQUISITION OF HOTEL PROPERTIES

On May 22, 2014, the Company acquired the 160-room Prescott Hotel located in San Francisco, California for $49.0 million. In addition, the Company paid certain costs of the seller of $1.3 million. The transaction included a fee simple acquisition of 96 guest rooms in one building and a leasehold interest acquisition of 64 guest rooms in an adjacent attached building. In connection with the acquisition of the leasehold interest, the Company assumed a long-term hotel lease with an unaffiliated third party that expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. This transaction was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The hotel will continue to be managed by Kimpton Hotel & Restaurant Group, LLC. The purchase price was allocated as follows: $12.6 million to land, $31.5 million to building and improvements, $1.1 million to furniture and fixtures, and $3.7 million to below (above) market rate contracts and other intangibles.

As noted above, the Prescott Hotel is subject to a long-term hotel lease of 64 rooms located in an adjacent attached building. The building portion of the long-term hotel lease assumed was determined to be a capital lease under the criteria in ASC 840 - Leases. At acquisition, the Company recorded a capital lease obligation of $10.8 million related to this leasehold interest, based on the estimated fair value of the payments for the remaining term, and is included in accounts payable and accrued expenses. The Company recorded a capital asset of $12.2 million based on an estimated fair value for the right to use the leased property, which is included in investment in hotel properties, net, in the accompanying consolidated balance sheets.

On July 17, 2014, the Company acquired the 331-room The Nines, a Luxury Collection Hotel, Portland located in Portland, Oregon for $127.0 million. The acquisition was funded with $76.3 million of borrowings under the Company's senior unsecured revolving credit facility and the assumption of three non-recourse mortgage loans totaling $50.7 million. The hotel will continue to be managed by Sage Hospitality. The purchase price was allocated as follows: $18.5 million to land, $92.3 million to building and improvements, $8.8 million to furniture and fixtures, and $7.1 million to below (above) market rate contracts and other intangibles.

In conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland, the Company indemnified certain tax credit investors for certain income tax liabilities and related expenses such investors will incur if the Company were to repay the three mortgage loans before March 5, 2015 or engage in certain businesses prohibited under the New Markets Tax Credit program. Owning and operating a hotel is not one of those prohibited businesses. The potential indemnification obligation could range from zero to $28.3 million (plus interest, penalties and related expenses) and will expire on March 5, 2015, which is the end of the New Markets Tax Credit compliance period. Due to the nature of these requirements and because compliance with them is within the Company’s control, the Company believes that the likelihood that the Company will be required to pay under this indemnity is remote.

On November 12, 2014, the Company acquired the 157-room The Westin Colonnade Coral Gables located in Miami, Florida for $59.4 million. The acquisition was funded with available cash and the hotel will continue to be managed by Davidson Hotel and Resorts. The purchase price was allocated as follows: $12.1 million to land, $46.3 million to building and improvements, $1.3 million to furniture and fixtures, and $0.3 million to below (above) market rate contracts and other intangibles.

On November 20, 2014, the Company acquired a leasehold interest in the 264-room Hotel Palomar Los Angeles - Westwood located in Los Angeles, California for $78.7 million. In connection with the acquisition of the leasehold interest, the Company assumed a long-term ground lease with an unaffiliated third party that expires in 2107, including nineteen five-year extension options. The Company is required to pay annual base rent of approximately $3.5 million and is adjusted for consumer price index ("CPI") increases at each five-year extension. The acquisition was funded with available cash and the hotel will continue to be managed by Kimpton Hotel & Restaurant Group, LLC. The purchase price was allocated as follows: $90.7 million to building and improvements, $1.5 million to furniture and fixtures, and $(13.5) million to below (above) market rate contracts and other intangibles.

On December 10, 2014, the Company acquired a leasehold interest in the 125-room Union Station Hotel, Autograph Collection, located in Nashville, Tennessee for $52.3 million. In connection with the acquisition of the leasehold interest, the Company assumed a long-term ground lease with an unaffiliated third party that expires in 2105. The Company is required to pay the greater of annual base rent of $0.1 million or taxes on real property. The acquisition was funded with available cash and the Company selected Sage Hospitality to manage the hotel. The purchase price was allocated as follows: $37.8 million to building and improvements, $6.8 million to furniture and fixtures, and $7.5 million to below (above) market rate contracts and other intangibles. This allocation is preliminary because the Company is still in process of finalizing the accounting for this acquisition.

On December 18, 2014, the Company acquired the 356-room Revere Hotel Boston Common located in Boston, Massachusetts for $260.4 million. The acquisition was funded with available cash and borrowings under the Company's credit agreement. The purchase price was allocated as follows: $41.9 million to land, $207.8 million to building and improvements, and $10.6 million to furniture and fixtures.
The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2014 and 2013 as if the hotels acquired in 2014 and 2013 were acquired on January 1, 2013 and 2012, respectively. The following hotels' pro forma results are included in the pro forma table below: Embassy Suites San Diego Bay-Downtown; Redbury Hotel; Hotel Modera; Radisson Hotel Fisherman's Wharf; Prescott Hotel; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Hotel Palomar Los Angeles - Westwood; Union Station Hotel, Autograph Collection; and Revere Hotel Boston Common. The pro forma results below exclude acquisition costs of $2.0 million and $3.4 million for the years ended December 31, 2014 and 2013, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the year ended December 31,
	2014	2013
	(Unaudited)
Total revenues	$708,928	$663,000
Operating income (loss)	111,725	92,092
Net income (loss) attributable to common shareholders	64,095	49,244
Net income (loss) per share available to common shareholders — basic	$0.97	$0.75
Net income (loss) per share available to common shareholders — diluted	$0.96	$0.74
For the year ended December 31, 2014, the Company's consolidated statements of operations included $34.3 million of revenues and $21.8 million of hotel operating expenses related to the operations of the Prescott Hotel, The Nines, a Luxury Collection Hotel, Portland, The Westin Colonnade Coral Gables, Hotel Palomar Los Angeles - Westwood, Union Station Hotel, Autograph Collection, and Revere Hotel Boston Common.
NOTE 4. INVESTMENT IN HOTEL PROPERTIES
Investment in hotel properties as of December 31, 2014 and December 31, 2013 consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Land	$357,680	$272,661
Buildings and improvements	1,987,050	1,437,593
Furniture, fixtures and equipment	183,016	135,547
Construction in progress	10,524	4,138
Investment in hotel properties	$2,538,270	$1,849,939
Less: Accumulated depreciation	(194,580)	(132,328)
Investment in hotel properties, net	$2,343,690	$1,717,611

As of December 31, 2014, buildings and improvements include capital lease asset of $12.2 million and accumulated depreciation includes amounts related to capital lease asset of $0.2 million. Depreciation of capital lease asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
NOTE 5. INVESTMENT IN JOINT VENTURE
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owns six properties in New York, New York. The transaction valued the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounts for this investment using the equity method.
In conjunction with the joint venture's refinancing in 2012, the Company provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time. The unsecured special loan to the joint venture is included in the investment in joint venture on the consolidated balance sheets. Interest income is recorded on the accrual basis and the Company's 49% pro-rata portion of the special loan and related interest income is eliminated.

As of December 31, 2014, the joint venture reported $474.1 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the years ended December 31, 2014, 2013 and 2012 are presented below (in thousands):

	For the year ended December 31,
	2014	2013	2012
Revenues	$185,609	$172,968	$174,718
Total expenses	169,683	161,145	158,394
Net income (loss)	$15,926	$11,823	$16,324
Company’s 49% interest of net income (loss)	7,804	5,793	7,999
Basis adjustment	(128)	(559)	(2,062)
Special loan interest income elimination	2,389	2,389	33
Equity in earnings (loss) in joint venture	$10,065	$7,623	$5,970

The Company classifies the distributions from its joint venture in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities, whereas distributions received as a result of property sales are classified as cash flows from investing activities.
NOTE 6. DEBT
Senior Unsecured Revolving Credit Facility
On October 16, 2014, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $600.0 million. The credit agreement provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The unsecured term loan facility matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2014 and December 31, 2013, the Company had $50.0 million and no outstanding borrowings under the revolving credit facility, respectively. As of December 31, 2014, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2014 , 2013 and 2012, the Company incurred unused commitment fees of $0.7 million, $0.7 million and $0.9 million, respectively.
Unsecured Term Loan Facility
The amended and restated credit agreement described above expanded the size of the unsecured term loan facility from $100.0 million to $300.0 million and extended the unsecured term loan facility's maturity to January 15, 2020. In connection with entering into the amended and restated credit agreement, the prior notes evidencing an existing $100.0 million term loan were canceled and a new note evidencing $100.0 million term loan under the larger facility was executed. On December 17, 2014, the Company borrowed the remaining $200.0 million available under the term loan facility (together with the $100.0 million term loan, the “Term Loan”).

Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio. The Company entered into interest rate swaps to effectively fix the LIBOR rate (see “Derivative and Hedging Activities” below).
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
Prior to amending and restating the credit facility agreement in October 2014, the Company had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR on its borrowing under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, the Company entered into additional swap agreements to hedge the full $300.0 million Term Loan through maturity on January 15, 2020. As of December 31, 2014, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.
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
As of December 31, 2014, the Company's derivative instruments are in both asset and liability positions, with aggregate asset and liability fair values of $0.7 million and $1.0 million, respectively, in the accompanying consolidated balance sheets. For the year ended December 31, 2014, there was $1.4 million in unrealized loss recorded in accumulated other comprehensive income. During the years ended December 31, 2014 and 2013, the Company reclassified $0.6 million and $0.5 million, respectively, from accumulated other comprehensive income to net income (loss) and to interest expense. The Company expects approximately $3.0 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
In conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland, the Company assumed three non-recourse mortgage loans totaling $50.7 million secured by the property. The three loans are scheduled to mature on March 5, 2015, bear interest at a weighted-average rate of 7.39% and require monthly interest-only payments until maturity. As the weighted-average interest rate of the loans were above market for loans with comparable terms, the Company recorded a loan premium of $0.9 million, which is amortized as a reduction of interest expense over the remaining term.

Debt Summary
Debt as of December 31, 2014 and December 31, 2013 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2014	December 31, 2013
Senior unsecured revolving credit facility	Floating (1)	January 2019	$50,000	$—

Term loan	Floating (2)	January 2020	300,000	100,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	50,725	—
InterContinental Buckhead Atlanta	4.88%	January 2016	49,320	50,192
Skamania Lodge	5.44%	February 2016	29,308	29,811
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,575	35,102
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,462	65,725
Hotel Modera	5.26%	July 2016	23,225	23,597
Monaco Washington DC	4.36%	February 2017	43,756	44,580
Argonaut Hotel	4.25%	March 2017	44,006	45,138
Sofitel Philadelphia	3.90%	June 2017	46,968	48,218
Hotel Palomar San Francisco	5.94%	September 2017	26,461	26,802
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	77,155	79,194
Mortgage loans at stated value			489,961	448,359
Mortgage loan premiums (4)			4,026	5,888
Total mortgage loans			$493,987	$454,247
Total debt			$843,987	$554,247

________________________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under our term loan facility bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the Term Loan. At December 31, 2014, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2014.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland. The Company intends to repay these mortgage loans through borrowings on its credit facilities upon maturity.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera and The Nines, a Luxury Collection Hotel, Portland.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of December 31, 2014 and 2013 was $503.9 million and $460.9 million, respectively. The carrying value of the Company's variable rate debt approximates its fair value.
The Company was in compliance with all debt covenants as of December 31, 2014.

Future scheduled debt principal payments for the Company's mortgage debt and the Term Loan as of December 31, 2014 are as follows (in thousands):

2015	$60,211
2016	203,269
2017	155,908
2018	2,366
2019	2,456
Thereafter	365,751
Total debt principal payments	789,961
Premium on mortgage debt	4,026
Total debt	$793,987
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. During the year ended December 31, 2014, the Company issued 400,000 common shares at an average price of $38.09 per share under its $175.0 million ATM program and raised $15.0 million, net of commissions. As of December 31, 2014, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On September 9, 2014, the Company issued 3,450,000 common shares at a price of $38.15 per share in an underwritten public offering and raised $131.6 million, net of the underwriting discount.
On October 30, 2014, the Company issued 3,680,000 common shares at a price of $39.77 per share in an underwritten public offering and raised $146.4 million, net of the underwriting discount.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2014:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.23	March 31, 2014	March 31, 2014	April 15, 2014
$0.23	June 30, 2014	June 30, 2014	July 15, 2014
$0.23	September 30, 2014	September 30, 2014	October 15, 2014
$0.23	December 31, 2014	December 31, 2014	January 15, 2015
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
As of December 31, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its Series C Preferred Shares outstanding. As of December 31, 2013, the Company had 5,600,000 Series A Preferred Shares, 3,400,000 Series B Preferred Shares and 4,000,000 Series C Preferred Shares outstanding.

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2014:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2014	March 31, 2014	April 15, 2014
7.875% Series A	$0.49	June 30, 2014	June 30, 2014	July 15, 2014
7.875% Series A	$0.49	September 30, 2014	September 30, 2014	October 15, 2014
7.875% Series A	$0.49	December 31, 2014	December 31, 2014	January 15, 2015
8.00% Series B	$0.50	March 31, 2014	March 31, 2014	April 15, 2014
8.00% Series B	$0.50	June 30, 2014	June 30, 2014	July 15, 2014
8.00% Series B	$0.50	September 30, 2014	September 30, 2014	October 15, 2014
8.00% Series B	$0.50	December 31, 2014	December 31, 2014	January 15, 2015
6.50% Series C	$0.41	March 31, 2014	March 31, 2014	April 15, 2014
6.50% Series C	$0.41	June 30, 2014	June 30, 2014	July 15, 2014
6.50% Series C	$0.41	September 30, 2014	September 30, 2014	October 15, 2014
6.50% Series C	$0.41	December 31, 2014	December 31, 2014	January 15, 2015

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
As of December 31, 2014 and 2013, the Operating Partnership had 236,351 and 607,991 long-term incentive partnership units (“LTIP units”) outstanding, respectively. Of the 236,351 LTIP units outstanding at December 31, 2014, none had vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above. On December 31, 2014, 258,101 LTIP units were redeemed for the same number of common shares and 113,539 LTIP units were redeemed for $5.2 million in cash.
NOTE 8. SHARE-BASED COMPENSATION
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2014, there were 940,270 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2014:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2012	128,664	$21.59
Granted	52,545	$23.15
Vested	(52,587)	$21.43
Forfeited	—	$—
Unvested at December 31, 2012	128,622	$22.19
Granted	84,451	$26.07
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at December 31, 2013	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	(168)	$27.57
Unvested at December 31, 2014	129,988	$27.17
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $1.4 million, $1.5 million and $1.5 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of December 31, 2014, there was $2.1 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.7 years.
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

(1) The Relative Total Shareholder Return and Absolute Total Shareholder Return components are market conditions as defined by ASC 718.
(2) The EBITDA Comparison component is a performance condition as defined by ASC 718, and therefore, compensation expense related to this component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2014, there was approximately $11.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.4 years. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $7.7 million, $2.1 million and $1.1 million, respectively, in expense related to these awards.
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
As of December 31, 2014, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
On December 31, 2014, the Company was notified that the LTIP unit holders had elected to redeem 371,640 vested LTIP units effective December 31, 2014. At the Company's election, on December 31, 2014, 258,101 vested LTIP units were redeemed for common shares and 113,539 vested LTIP units were redeemed for cash. After these redemptions, as of December 31, 2014, the Company had 236,351 LTIP units outstanding, none of which had vested. All LTIP units will vest upon a change in control.
For the years ended December 31, 2014, 2013 and 2012, the Company recognized $2.6 million, $1.6 million and $1.6 million, respectively, in expense related to these LTIP units. As of December 31, 2014, there was $5.5 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years. The aggregate expense related to the LTIP units is presented as non-controlling interest in the Company’s consolidated balance sheets.
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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$0.9108	100.00%	$0.6000	100.00%	$0.4391	91.49%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0409	8.51%
Total	$0.9108	100.00%	$0.6000	100.00%	$0.4800	100.00%

Series A Preferred Shares:
Ordinary income	$2.3948	100.00%	$2.0349	100.00%	$1.7622	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.3948	100.00%	$2.0349	100.00%	$1.7622	100.00%

Series B Preferred Shares
Ordinary income	$2.4328	100.00%	$2.0672	100.00%	$1.7902	100.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$2.4328	100.00%	$2.0672	100.00%	$1.7902	100.00%

Series C Preferred Shares
Ordinary income	$1.9767	100.00%	$0.9890	100.00%	$0.0000	0.00%
Capital gain	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Return of capital	0.0000	0.00%	0.0000	0.00%	0.0000	0.00%
Total	$1.9767	100.00%	$0.9890	100.00%	$0.0000	0.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.
The common distribution declared on December 13, 2013 and paid on January 15, 2014 was treated as a 2014 distribution for tax purposes. For tax purposes, $0.4261, $0.4328, and $0.3517 of the Series A, Series B, and Series C, respectively, of the preferred share distributions declared on December 13, 2013 and paid on January 15, 2014 were treated as 2014 distributions.
Of the common distribution declared on December 15, 2014 and paid on January 15, 2015, $0.1692 was treated as a 2015 distributions for tax purposes. The preferred share distributions declared on December 15, 2014 and paid on January 15, 2015, were treated as 2014 distributions for tax purposes.
For the years ended December 31, 2014, 2013, and 2012, the Operating Partnership income tax expense was $0.2 million, $0.2 million and $0.4 million, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. PHL has an estimated combined federal and state statutory tax rate of 37.5% for the year ended December 31, 2014.

The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2014	2013	2012
Federal
Current	$2,121	$718	$1,048
Deferred	317	—	—
State and local
Current	555	313	412
Deferred	25	—	—
Income tax expense (benefit)	$3,018	$1,031	$1,460
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2014	2013	2012
Statutory federal tax expense (benefit)	$2,561	$718	$1,048
State income tax expense (benefit), net of federal tax (benefit) expense	457	313	412
Income tax expense (benefit)	$3,018	$1,031	$1,460
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2014 and December 31, 2013, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2011 and 2010, respectively.
NOTE 10. EARNINGS PER SHARE
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2014	2013	2012
Numerator:
Net income (loss) attributable to common shareholders	$47,787	$19,965	$8,254
Less: dividends paid on unvested share-based compensation	(459)	(328)	(310)
Undistributed earnings attributable to share-based compensation	—	—	—
Net income (loss) available to common shareholders	$47,328	$19,637	$7,944
Denominator:
Weighted-average number of common shares — basic	65,646,712	61,498,389	55,806,543
Effect of dilutive share-based compensation	617,406	338,352	148,954
Weighted-average number of common shares — diluted	66,264,118	61,836,741	55,955,497

Net income (loss) per share available to common shareholders — basic	$0.72	$0.32	$0.14
Net income (loss) per share available to common shareholders — diluted	$0.71	$0.32	$0.14
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
The management agreements require the payment of a base management fee generally between 1.5% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2014, 2013 and 2012, combined base and incentive management fees were $19.3 million, $15.8 million and $11.5 million, respectively. Base and incentive management fees are included in other indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2014 and 2013, the Company had $16.4 million and $16.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Palomar Los Angeles - Westwood is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including nineteen five-year extension options. The hotel is required to pay annual base rent of approximately $3.5 million through January 2017 and the base rent will be adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and Hotel Palomar hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $8.9 million, $7.6 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, is as follows as of December 31, 2014 (in thousands):

2015	$7,019
2016	7,240
2017	7,326
2018	7,744
2019	7,807
Thereafter	751,572
Total	$788,708

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

NOTE 12. SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Interest paid, net of capitalized interest	$26,945	$23,528	$13,440
Interest capitalized	$—	$206	$236
Income taxes paid	$3,049	$1,572	$1,877
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$17,743	$10,592	$7,461
Distributions payable on preferred shares	$5,550	$5,203	$3,813
Issuance of common shares for Board of Trustees compensation	$421	$207	$199
Mortgage loans assumed in connection with acquisition	$50,725	$90,448	$27,175
Below (above) market rate contracts assumed in connection with acquisition	$15,375	$2,826	$(9,170)
Capital lease obligation assumed in connection with acquisition	$10,758	$—	$—
Deposit applied to purchase price of acquisition	$—	$4,000	$—
Accrued additions and improvements to hotel properties	$6,537	$603	$1,203
Write off of fully depreciated furniture, fixtures and equipment	$4,446	$—	$—
Write off of deferred financing costs	$2,258	$—	$—

For the years ended December 31, 2014, 2013 and 2012, the Company redeemed 258,101, 0 and 444,535 LTIP units for the same number of common shares, respectively.

NOTE 13. SUBSEQUENT EVENTS

On February 11, 2015, the Board of Trustees granted awards of an aggregate of 40,507 service condition restricted common shares and 44,962 target performance-based equity to executive officers and employees of the Company. These awards will vest over three to five years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2018 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2015 through December 31, 2017.

NOTE 14. QUARTERLY OPERATING RESULTS (UNAUDITED)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2014 and 2013 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$125,712	$147,454	$169,676	$155,934
Net income (loss)	4,121	22,893	30,439	16,090
Net income (loss) attributable to the Company	4,078	22,673	30,165	15,950
Net income (loss) attributable to common shareholders	(2,003)	16,591	23,737	9,462
Net income (loss) per share available to common shareholders, basic and diluted	$(0.03)	$0.26	$0.36	$0.13

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$104,914	$126,301	$131,234	$126,768
Net income (loss)	(246)	14,931	17,527	10,980
Net income (loss) attributable to the Company	(248)	14,834	17,415	10,917
Net income (loss) attributable to common shareholders	(4,916)	8,730	11,315	4,836
Net income (loss) per share available to common shareholders, basic and diluted	$(0.08)	$0.14	$0.18	$0.08

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2014 (In thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumb-rances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
DoubleTree by Hilton Hotel Bethesda-Washington DC	$34,575	$10,065	$53,000	$4,035	$7,579	$10,065	$57,466	$7,148	$74,679	$10,943	$63,736	1971	6/4/2010	3-40 years
Sir Francis Drake Hotel	—	22,500	60,547	6,953	17,223	22,500	70,974	13,749	$107,223	16,124	$91,099	1928	6/22/2010	1-40 years
InterContinental Buckhead Hotel	49,320	25,000	68,844	11,000	9,739	25,000	72,826	16,757	$114,583	17,947	$96,636	2004	7/1/2010	3-40 years
Monaco Washington DC	43,756	—	60,630	2,441	5,690	—	64,545	4,216	$68,761	9,089	$59,672	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis	—	4,950	26,616	300	9,353	4,950	32,718	3,551	$41,219	5,669	$35,550	1912	9/29/2010	1-40 years
Skamania Lodge	29,308	7,129	44,987	3,523	5,190	7,130	47,793	5,906	$60,829	8,074	$52,755	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica Hotel	—	18,784	81,580	2,295	11,352	18,784	87,320	7,907	$114,011	12,777	$101,234	1972	11/19/2010	1-40 years
Sofitel Philadelphia Hotel	46,968	18,000	64,256	4,639	6,984	18,000	68,107	7,772	$93,879	10,743	$83,136	2000	12/3/2010	3-40 years
Argonaut Hotel	44,006	—	79,492	4,247	5,125	—	82,023	6,841	$88,864	11,490	$77,374	1907	2/16/2011	3-40 years
The Westin Gaslamp Quarter San Diego	77,155	25,537	86,089	6,850	17,185	25,537	101,698	8,426	$135,661	14,110	$121,551	1987	4/6/2011	1-40 years
Monaco Seattle	—	10,105	38,888	2,073	6,766	10,105	41,931	5,796	$57,832	6,725	$51,107	1969	4/7/2011	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	8,361	20,306	114,731	10,004	$145,041	14,911	$130,130	1959	5/3/2011	3-40 years
Viceroy Miami	—	8,368	24,246	3,723	2,780	8,368	25,153	5,596	$39,117	5,610	$33,507	2009	5/26/2011	1-40 years
W Boston	—	19,453	63,893	5,887	3,497	19,453	65,765	7,512	$92,730	10,536	$82,194	2009	6/8/2011	2-40 years
Hotel Zetta	—	7,294	22,166	290	14,805	7,294	33,454	3,807	$44,555	3,462	$41,093	1913	4/4/2012	1-40 years
Hotel Vintage Seattle	—	8,170	23,557	706	6,584	8,170	28,001	2,846	$39,017	2,174	$36,843	1922	7/9/2012	1-40 years
Hotel Vintage Plaza Portland	—	6,222	23,012	1,093	8,310	6,222	27,896	4,519	$38,637	2,600	$36,037	1894	7/9/2012	1-40 years
W Los Angeles - Westwood	—	24,403	93,203	3,600	14,955	24,403	102,038	9,720	$136,161	7,807	$128,354	1969	8/23/2012	1-40 years
Hotel Palomar San Francisco (2)	26,461	—	63,430	3,780	6,920	—	67,996	6,134	$74,130	6,087	$68,043	1907	10/25/2012	1-40 years
Embassy Suites San Diego Bay- Downtown (3)	64,462	20,103	90,162	6,881	8,471	20,103	97,344	8,170	$125,617	6,882	$118,735	1988	1/29/2013	1-40 years
The Redbury Hollywood	—	8,057	24,833	1,000	949	8,057	25,513	1,269	$34,839	1,112	$33,727	2008	8/8/2013	3-40 years
Hotel Modera (4)	23,225	8,215	37,874	1,500	1,086	8,214	38,445	2,016	$48,675	2,051	$46,624	1962	8/28/2013	1-40 years
Radisson Hotel Fisherman's Wharf	—	—	116,445	3,550	8,182	—	119,575	8,602	$128,177	4,449	$123,728	1964	12/9/2013	1-40 years
Prescott Hotel	—	12,561	43,665	1,094	193	12,561	43,768	1,184	$57,513	743	$56,770	1913	5/22/2014	3-40 years
The Nines, a Luxury Collection Hotel, Portland (5)	50,725	18,493	92,339	8,757	132	18,493	92,415	8,813	$119,721	1,631	$118,090	1909	7/17/2014	3-40 years

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2014 (In thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumb-rances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
The Westin Colonnade Coral Gables	—	12,108	46,317	1,271	20	12,108	46,317	1,291	$59,716	184	$59,532	1989	11/12/2014	7-40 years
Hotel Palomar Los Angeles - Westwood	—	—	90,675	1,500	—	—	90,675	1,500	$92,175	283	$91,892	1972	11/20/2014	7-40 years
Union Station Hotel, Autograph Collection	—	—	37,803	6,833	—	—	37,803	6,833	$44,636	114	$44,522	1900	12/10/2014	7-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	2	41,857	207,817	10,598	$260,272	253	$260,019	1972	12/18/2014	7-40 years
	$489,961	$357,680	$1,876,649	$116,508	$187,433	$357,680	$1,992,107	$188,483	$2,538,270	$194,580	$2,343,690

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) Encumbrance on the Hotel Palomar San Francisco is presented at face value, which excludes loan premium of $1.4 million at December 31, 2014.
(3) Encumbrance on the Embassy Suites San Diego Bay-Downtown is presented at face value, which excludes loan premium of $2.0 million at December 31, 2014.
(4) Encumbrance on the Hotel Modera is presented at face value, which excludes loan premium of $0.3 million at December 31, 2014.
(5) Encumbrance on the The Nines, a Luxury Collection Hotel, Portland is presented at face value, which excludes loan premium of $0.3 million at December 31, 2014.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation-Continued
As of December 31, 2014
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2011	$1,163,552
Acquisitions	280,927
Capital Expenditures	50,688
Balance at December 31, 2012	$1,495,167
Acquisitions	318,619
Capital Expenditures	38,153
Disposal of Assets	(2,000)
Balance at December 31, 2013	$1,849,939
Acquisitions	633,687
Capital Expenditures	59,090
Disposal of Assets	(4,446)
Balance at December 31, 2014	$2,538,270

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2011	$36,068
Depreciation	41,870
Balance at December 31, 2012	$77,938
Depreciation	54,511
Disposal of Assets	(121)
Balance at December 31, 2013	$132,328
Depreciation	66,698
Disposal of Assets	(4,446)
Balance at December 31, 2014	$194,580

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed on October 23, 2014 (File No. 001-34571)).

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

3.4†	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014.
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

10.21
Amended and Restated Credit Agreement, dated as of July 13, 2012, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2011 (File No. 001-34571)) (This agreement was amended and restated in October 2014; See Exhibit 10.33 below).

10.22
Contribution Agreement by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC, dated as of June 20, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.23	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.24
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.25
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.26
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.27
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.28*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.29*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.30*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.31†	Agreement of Purchase and Sale by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer, dated as of October 7, 2014.
10.33†
Third Amended and Restated Credit Agreement, dated as of October 16, 2014, among Pebblebrook Hotel, L.P., as the Borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the Borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (This agreement supersedes Exhibit 10.21 above).

12.1†	Statement of Computation of Ratios of Earnings Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.

21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, A Division of O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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