Form 10-Q
period 2015-03-31
Pebblebrook Hotel Trust
filed 2015-04-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2015
Common shares of beneficial interest ($0.01 par value per share)	71,854,732

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,349,874	$2,343,690
Investment in joint venture	247,538	258,828
Ground lease asset, net	30,660	30,891
Cash and cash equivalents	28,656	52,883
Restricted cash	13,641	16,383
Hotel receivables (net of allowance for doubtful accounts of $145 and $139, respectively)	27,685	21,320
Deferred financing costs, net	5,724	6,246
Prepaid expenses and other assets	46,226	40,243
Total assets	$2,750,004	$2,770,484
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$100,000	$50,000
Term loan	300,000	300,000
Mortgage debt (including mortgage loan premium of $3,196 and $4,026, respectively)	440,064	493,987
Accounts payable and accrued expenses	111,283	106,828
Advance deposits	12,749	11,583
Accrued interest	2,334	2,382
Distribution payable	29,235	23,293
Total liabilities	995,665	988,073
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at March 31, 2015 and $350,000 at December 31, 2014), 100,000,000 shares authorized; 14,000,000 shares issued and outstanding at March 31, 2015 and 14,000,000 shares issued and outstanding at December 31, 2014	140	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,735,129 issued and outstanding at March 31, 2015 and 71,553,481 issued and outstanding at December 31, 2014	717	716
Additional paid-in capital	1,862,807	1,864,739
Accumulated other comprehensive income (loss)	(4,510)	(341)
Distributions in excess of retained earnings	(106,368)	(84,163)
Total shareholders’ equity	1,752,786	1,781,091
Non-controlling interests	1,553	1,320
Total equity	1,754,339	1,782,411
Total liabilities and equity	$2,750,004	$2,770,484
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2015	2014
Revenues:
Room	$108,834	$83,569
Food and beverage	43,238	32,448
Other operating	11,363	9,695
Total revenues	163,435	125,712
Expenses:
Hotel operating expenses:
Room	27,983	22,895
Food and beverage	29,393	23,810
Other direct and indirect	49,836	37,887
Total hotel operating expenses	107,212	84,592
Depreciation and amortization	21,325	15,888
Real estate taxes, personal property taxes, property insurance, and ground rent	11,280	8,308
General and administrative	7,572	6,147
Hotel acquisition costs	131	285
Total operating expenses	147,520	115,220
Operating income (loss)	15,915	10,492
Interest income	635	614
Interest expense	(8,321)	(6,075)
Equity in earnings (loss) of joint venture	(4,448)	(3,244)
Income (loss) before income taxes	3,781	1,787
Income tax (expense) benefit	3,389	2,334
Net income (loss)	7,170	4,121
Net income (loss) attributable to non-controlling interests	27	43
Net income (loss) attributable to the Company	7,143	4,078
Distributions to preferred shareholders	(6,488)	(6,081)
Net income (loss) attributable to common shareholders	$655	$(2,003)
Net income (loss) per share available to common shareholders, basic and diluted	$0.01	$(0.03)
Weighted-average number of common shares, basic	71,673,669	63,762,930
Weighted-average number of common shares, diluted	72,446,229	63,762,930

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2015	2014

Comprehensive Income:
Net income (loss)	$7,170	$4,121
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(4,169)	(116)
Comprehensive income (loss)	3,001	4,005
Comprehensive income (loss) attributable to non-controlling interests	14	42
Comprehensive income (loss) attributable to the Company	$2,987	$3,963
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	—	—	—	—	(73)	—	—	(73)	—	(73)
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	1	1,942	—	—	1,943	671	2,614
Distributions on common shares/units	—	—	—	—	—	—	(14,905)	(14,905)	(141)	(15,046)
Distributions on preferred shares	—	—	—	—	—	—	(6,081)	(6,081)	—	(6,081)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(116)	—	(116)	—	(116)
Net income (loss)	—	—	—	—	—	—	4,078	4,078	43	4,121
Balance at March 31, 2014	13,000,000	$130	63,764,929	$638	$1,542,796	$970	$(86,560)	$1,457,974	$2,318	$1,460,292

December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(77)	—	—	(77)	—	(77)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	1,867	—	—	1,868	278	2,146
Distributions on common shares/units	—	—	—	—	—	—	(22,860)	(22,860)	(72)	(22,932)
Distributions on preferred shares	—	—	—	—	—	—	(6,488)	(6,488)	—	(6,488)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(4,169)	—	(4,169)	—	(4,169)
Net income (loss)	—	—	—	—	—	—	7,143	7,143	27	7,170
Balance at March 31, 2015	14,000,000	$140	71,735,129	$717	$1,862,807	$(4,510)	$(106,368)	$1,752,786	$1,553	$1,754,339

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$7,170	$4,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,325	15,888
Share-based compensation	2,146	2,614
Amortization of deferred financing costs and mortgage loan premiums	(180)	(106)
Non-cash ground rent	595	453
Equity in (earnings) loss from joint venture	5,037	3,833
Other	158	138
Changes in assets and liabilities:
Restricted cash, net	(401)	360
Hotel receivables	(6,371)	(2,874)
Prepaid expenses and other assets	(6,995)	(4,645)
Distributions from joint venture	6,253	887
Accounts payable and accrued expenses	121	(2,427)
Advance deposits	1,166	1,106
Net cash provided by (used in) operating activities	30,024	19,348
Investing activities:
Improvements and additions to hotel properties	(26,365)	(7,518)
Deposit on hotel properties	(3,000)	(6,000)
Receipt from note receivable	3,020	—
Purchase of corporate office equipment, software, and furniture	(183)	(15)
Restricted cash, net	3,143	1,738
Property insurance proceeds	—	1,000
Net cash provided by (used in) investing activities	(23,385)	(10,795)
Financing activities:
Gross proceeds from issuance of common shares	—	—
Payment of offering costs — common and preferred shares	(77)	(73)
Payment of deferred financing costs	(123)	—
Borrowings under senior revolving credit facility	65,000	—
Repayments under senior revolving credit facility	(15,000)	—
Repayments of mortgage debt	(53,093)	(2,299)
Repurchase of common shares	(4,094)	(632)
Distributions — common shares/units	(16,991)	(10,314)
Distributions — preferred shares	(6,488)	(6,081)
Net cash provided by (used in) financing activities	(30,866)	(19,399)
Net change in cash and cash equivalents	(24,227)	(10,846)
Cash and cash equivalents, beginning of year	52,883	55,136
Cash and cash equivalents, end of period	$28,656	$44,290
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
As of March 31, 2015, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 6,988 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,777 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Westwood), California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At March 31, 2015, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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
Recent Accounting Standards
On April 7, 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The new standard will be effective for the Company on January 1, 2016 and will not have an impact on the Company's financial position, results of operations or cash flows.
Note 3. Acquisition of Hotel Properties

The Company finalized the purchase price allocation for the Union Station Hotel, Autograph Collection, which was acquired on December 10, 2014. The final purchase price was allocated as follows: $39.3 million to building and improvements, $5.4 million to furniture and fixtures, and $7.5 million to below (above) market rate contracts and other intangibles.

The Company had no hotel acquisitions during the three months ended March 31, 2015. The following unaudited pro forma financial information presents the results of the Company for the three months ended March 31, 2014 as if the hotels acquired in 2014 were acquired on January 1, 2013. The following hotels' pro forma results are included in the pro forma table below: Prescott Hotel; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Hotel Palomar Los Angeles Beverly Hills; Union Station Hotel, Autograph Collection; and Revere Hotel Boston Common. The pro forma results below exclude acquisition costs of $0.3 million for the three months ended March 31, 2014. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

For the three months ended March 31,
2014
Total revenues	$157,336
Operating income (loss)	13,234
Net income (loss) attributable to common shareholders	(443)
Net income (loss) per share available to common shareholders — basic	$(0.01)
Net income (loss) per share available to common shareholders — diluted	$(0.01)
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$357,680	$357,680
Buildings and improvements	2,009,213	1,987,050
Furniture, fixtures and equipment	186,176	183,016
Construction in progress	12,418	10,524
Investment in hotel properties	$2,565,487	$2,538,270
Less: Accumulated depreciation	(215,613)	(194,580)
Investment in hotel properties, net	$2,349,874	$2,343,690
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
As of March 31, 2015, the joint venture reported $452.8 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three months ended March 31, 2015 and 2014 are presented below (in thousands):

	For the three months ended March 31,
	2015	2014
Revenues	$31,021	$33,928
Total expenses	41,503	41,765
Net income (loss)	$(10,482)	$(7,837)
Company’s 49% interest of net income (loss)	(5,136)	(3,840)
Basis adjustment	99	7
Special loan interest income elimination	589	589
Equity in earnings (loss) in joint venture	$(4,448)	$(3,244)

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On October 16, 2014, the Company amended and restated the credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity to $600.0 million. The Company's $600.0 million credit facility provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan. The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The unsecured term loan facility matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2015 and December 31, 2014, the Company had $100.0 million and $50.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of March 31, 2015, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2015 and March 31, 2014, the Company incurred unused commitment fees of $0.2 million and $0.2 million, respectively.
Unsecured Term Loan Facility
In connection with entering into the amended and restated credit agreement, the prior notes evidencing an existing $100.0 million term loan were canceled and a new note evidencing $100.0 million term loan under the larger facility was executed. On December 17, 2014, the Company drew the remaining $200.0 million available on the unsecured term loan facility provided for under its amended senior credit agreement (together with the $100.0 million term loan, the “Term Loan”). As of March 31, 2015 and December 31, 2014, the Company had $300.0 million in outstanding borrowings under the unsecured term loan facility. The unsecured term loan facility matures in January 2020. Borrowings under the unsecured term loan facility bear interest at a variable LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio. The Company entered into interest rate swaps to effectively fix the LIBOR rate (see “Derivative and Hedging Activities” below).
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
Prior to amending and restating the credit facility agreement in October 2014, the Company had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on its borrowing under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, the Company entered into additional swap agreements to hedge the full $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2015.
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
As of March 31, 2015, the Company's derivative instruments are in both asset and liability positions, with aggregate asset and liability fair values of $0.1 million and $4.6 million, respectively, in the accompanying consolidated balance sheets. For the three months ended March 31, 2015, there was $4.2 million in unrealized loss recorded in accumulated other comprehensive income. During the three months ended March 31, 2015 and 2014, the Company reclassified $0.8 million and $0.1 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $3.6 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
On March 5, 2015, the Company repaid the mortgage loans totaling $50.7 million on The Nines, a Luxury Collection Hotel, Portland.
Debt Summary
Debt as of March 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$100,000	$50,000

Term loan	Floating(2)	January 2020	300,000	300,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	49,087	49,320
Skamania Lodge	5.44%	February 2016	29,220	29,308
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,432	34,575
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,120	64,462
Hotel Modera	5.26%	July 2016	23,125	23,225
Monaco Washington DC	4.36%	February 2017	43,544	43,756
Argonaut Hotel	4.25%	March 2017	43,708	44,006
Sofitel Philadelphia	3.90%	June 2017	46,641	46,968
Hotel Palomar San Francisco	5.94%	September 2017	26,367	26,461
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	76,624	77,155
Mortgage loans at stated value			436,868	489,961
Mortgage loan premiums (4)			3,196	4,026
Total mortgage loans			$440,064	$493,987
Total debt			$840,064	$843,987

________________________

(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facility bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the Term Loan. At March 31, 2015, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2015.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera, and The Nines, a Luxury Collection Hotel, Portland.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of March 31, 2015 and December 31, 2014 was $447.8 million and $503.9 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2015.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of March 31, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2015:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.31	March 31, 2015	March 31, 2015	April 15, 2015
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of March 31, 2015 and December 31, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its 6.50% Series C Preferred Shares outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2015:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2015	March 31, 2015	April 15, 2015
8.00% Series B	$0.50	March 31, 2015	March 31, 2015	April 15, 2015
6.50% Series C	$0.41	March 31, 2015	March 31, 2015	April 15, 2015

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
As of March 31, 2015 and December 31, 2014, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at March 31, 2015, 9,469 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2015, there were 768,877 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	129,988	$27.17
Granted	40,507	$48.87
Vested	(50,827)	$25.70
Forfeited	(65)	$28.38
Unvested at March 31, 2015	119,603	$35.15

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2015 and 2014, the Company recognized approximately $0.4 million and $0.3 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2015, there was $3.8 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.9 years.
Performance-Based Equity Awards

On February 8, 2012, the Board of Trustees approved a target award of 72,056 performance-based equity awards to officers and employees of the Company. In February 2015, these awards vested and the Company issued 120,016 and 87,556 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested were based on three performance criteria as defined in the agreements for the period of performance from January 1, 2012 through December 31, 2014.

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
On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2018. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 8,559 target awards to non-executive management employees which have no maximum) and will be determined in 2018 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2015 through December 31, 2017.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)	Volatility	Interest Rate	Dividend Yield
February 8, 2012
Relative Total Shareholder Return	30.00%	$0.7	33.00%	0.34%	2.20%
Absolute Total Shareholder Return	30.00%	$0.6	33.00%	0.34%	2.20%
EBITDA Comparison	40.00%	$0.7	33.00%	0.34%	2.20%

January 30, 2013
Relative Total Shareholder Return	30.00%	$0.7	31.00%	0.41%	2.20%
Absolute Total Shareholder Return	30.00%	$0.5	31.00%	0.41%	2.20%
EBITDA Comparison	40.00%	$0.7	31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7	29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9	29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7	29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5	29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8	29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9	22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7	22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7	22.00%	1.02%	2.50%
In the table above, The Relative Total Shareholder Return and Absolute Total Shareholder Return components are market conditions as defined by ASC 718. The EBITDA Comparison component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component will be reassessed at each reporting date to determine whether achievement of the target performance condition is probable, and the accrual of compensation expense will be adjusted as appropriate.

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2015, there was approximately $15.5 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.4 years. For the three months ended March 31, 2015 and 2014, the Company recognized $1.5 million and $1.6 million, respectively, in expense related to these awards.
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

As of March 31, 2015, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of March 31, 2015, the Company had 236,351 LTIP units outstanding. All LTIP units will vest upon a change in control. As of March 31, 2015, of the 236,351 units outstanding, 9,469 LTIP units have vested, all of which were LTIP Class A units.
For the three months ended March 31, 2015 and 2014, the Company recognized $0.3 million and $0.7 million, respectively, in expense related to these units. As of March 31, 2015, there was $5.2 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.4 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended March 31, 2015 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of March 31, 2015 and December 31, 2014, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2015	2014
Numerator:
Net income (loss) attributable to common shareholders	$655	$(2,003)
Less: dividends paid on unvested share-based compensation	(107)	(125)
Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders	$548	$(2,128)
Denominator:
Weighted-average number of common shares — basic	71,673,669	63,762,930
Effect of dilutive share-based compensation	772,560	—
Weighted-average number of common shares — diluted	72,446,229	63,762,930

Net income (loss) per share available to common shareholders — basic	$0.01	$(0.03)
Net income (loss) per share available to common shareholders — diluted	$0.01	$(0.03)
For the three months ended March 31, 2014, 344,962 unvested service condition restricted shares and performance based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.

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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $4.9 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively. Base and incentive management fees are included in other indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2015 and December 31, 2014, the Company had $13.6 million and $16.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Palomar Los Angeles Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. The hotel is required to pay annual base rent of approximately $3.5 million through January 2017 and the base rent will be adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and Hotel Palomar San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $2.7 million and $1.6 million for the three months ended March 31, 2015 and 2014, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2015	2014
	(in thousands)
Interest paid, net of capitalized interest	$8,618	$6,195
Interest capitalized	$193	$—
Income taxes paid	$471	$129
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$23,685	$15,322
Distributions payable on preferred shares	$5,550	$5,203
Issuance of common shares for Board of Trustees compensation	$373	$421
Accrued additions and improvements to hotel properties	$576	$2,901

Note 13. Subsequent Events

On April 13, 2015, the Company entered into a second unsecured term loan facility. The second unsecured term loan facility has a $100.0 million capacity and matures in April 2022. On April 13, 2015, the Company borrowed $100.0 million under the new facility. This term loan bears interest at a variable LIBOR plus 1.70% to 2.55% , depending on the Company's leverage ratio. The Company entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan resulting in a weighted average interest rate of 3.46%.

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

Forward-Looking Statements
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", “should”, "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber attacks, any type or flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code, as amended, and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as may be updated elsewhere in this report.
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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of March 31, 2015, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 6,988 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,777 guest rooms.

While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $50.0 million to $70.0 million for the remainder of 2015 on renovation and repositioning projects and other capital improvements.

The U.S. lodging industry is expected to exhibit continued positive fundamentals for the remainder of 2015. Moderate economic growth, a strong U.S. dollar, global volatility, government fiscal deficits and government partisanship have created uncertainty among business and leisure travelers, however, U.S. employment and housing markets have improved. The strength in transient travel, both business and leisure, and low supply growth have resulted in high and increasing occupancy levels in our markets, which has allowed us to drive healthy increases in average daily rates. We expect this to continue in 2015, subject to currency headwinds that can negatively impact international inbound travel, and we believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
Total Wholly Owned Portfolio
Same-Property Occupancy	78.2%	80.1%
Same-Property ADR	$225.54	$208.90
Same-Property RevPAR	$176.40	$167.29
____________
This schedule of hotel results for the three months ended March 31, 2015 and 2014 includes information from all of the hotels we owned as of March 31, 2015, except for Hotel Vintage Portland which was closed for renovation for most of the first quarter of 2015. The schedule above does not include the hotel results of our Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At March 31, 2015 and 2014, we had 29 and 23 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three months ended March 31, 2015 and 2014. The properties listed in the table below are hereinafter referred to as the "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended March 31, 2015 and 2014
Prescott Hotel	San Francisco, CA	May 22, 2014	X
The Nines, a Luxury Collection Hotel, Portland	Portland, OR	July 17, 2014	X
The Westin Colonnade Coral Gables	Miami, FL	November 12, 2014	X
Hotel Palomar Los Angeles Beverly Hills	Los Angeles, CA	November 20, 2014	X
Union Station Hotel, Autograph Collection	Nashville, TN	December 10, 2014	X
Revere Hotel Boston Common	Boston, MA	December 18, 2014	X
Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014
Revenues — Total hotel revenues increased by $37.7 million, of which $3.7 million was contributed by our comparable properties and $34.0 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at our properties located on the west coast as a result of increases in ADR at those hotels, offset by a reduction in revenues of $5.3 million at the W Los Angeles - Westwood, Hotel Vintage Portland and Radisson Hotel Fisherman's Wharf, all of which were under renovation during the first quarter of 2015.
Hotel operating expenses — Total hotel operating expenses increased by $22.6 million. The comparable properties contributed $0.2 million of the increase, which is a result of increases in expenses at our properties offset by a reduction of $3.3 million in expenses at the W Los Angeles - Westwood, Hotel Vintage Portland and Radisson Hotel Fisherman's Wharf, all of which were under renovation during the first quarter of 2015. The remaining $22.4 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $5.4 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $3.0 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $1.4 million primarily as a result of increases in employee compensation costs offset by a reduction in non-cash shared based compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.2 million due to less acquisition activity during the current period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $2.2 million, a result of higher debt balances from mortgage assumptions in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $1.2 million due to decreases in revenues as a result of decreases in occupancy and ADR at the Manhattan Collection joint venture hotels.
Income tax (expense) benefit — Income tax benefit increased $1.1 million due to higher net losses at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.4 million as a result of the additional issuances of the Series C Preferred Shares in September 2014.
Other Comprehensive Income (loss) — Other comprehensive loss increased as a result of the change in the fair values of our interest rate swaps.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net income (loss)	$7,170	$4,121
Adjustments:
Depreciation and amortization	21,262	15,844
Depreciation and amortization from joint venture	2,158	2,211
FFO	$30,590	$22,176
Distribution to preferred shareholders	(6,488)	(6,081)
FFO available to common share and unit holders	$24,102	$16,095
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2015 and 2014 (in thousands):

	For the three months ended March 31,
	2015	2014
Net income (loss)	$7,170	$4,121
Adjustments:
Interest expense	8,321	6,075
Interest expense from joint venture	2,256	2,264
Income tax expense (benefit)	(3,389)	(2,334)
Depreciation and amortization	21,325	15,888
Depreciation and amortization from joint venture	2,158	2,211
EBITDA	$37,841	$28,225
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
Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Senior Unsecured Credit Facility
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and unsecured term loan facility. As amended, the agreement provides for a $300.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan facility. The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020 and the unsecured term loan facility matures in January 2020. As of March 31, 2015, we had $100.0 million outstanding under the revolving credit facility and we had $300.0 million outstanding under the term loan facility (the "Term Loan"). We have the ability to increase the aggregate borrowing capacity under the credit agreement up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the Term Loan. At March 31, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted average interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at March 31, 2015.

Debt Summary
Debt as of March 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$100,000	$50,000

Term loan	Floating(2)	January 2020	300,000	300,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	49,087	49,320
Skamania Lodge	5.44%	February 2016	29,220	29,308
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,432	34,575
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	64,120	64,462
Hotel Modera	5.26%	July 2016	23,125	23,225
Monaco Washington DC	4.36%	February 2017	43,544	43,756
Argonaut Hotel	4.25%	March 2017	43,708	44,006
Sofitel Philadelphia	3.90%	June 2017	46,641	46,968
Hotel Palomar San Francisco	5.94%	September 2017	26,367	26,461
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	76,624	77,155
Mortgage loans at stated value			436,868	489,961
Mortgage loan premiums (4)			3,196	4,026
Total mortgage loans			$440,064	$493,987
Total debt			$840,064	$843,987
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under our term loan facility bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the Term Loan. At March 31, 2015, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2015.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland. On March 5, 2015, we repaid these mortgage loans.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco, Embassy Suites San Diego Bay - Downtown, Hotel Modera, and The Nines, a Luxury Collection Hotel, Portland.
On April 13, 2015, we entered into a second unsecured term loan facility. The second unsecured term loan facility has a $100.0 million capacity and matures in April 2022. On April 13, 2015, we borrowed $100.0 million under the new facility. This term loan bears interest at a variable LIBOR plus 1.70% to 2.55% , depending on our leverage ratio. We entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan resulting in a weighted average interest rate of 3.46%.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James &

Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the first quarter of 2015. As of March 31, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $30.0 million for the three months ended March 31, 2015. Our cash from operations includes the operating activities of our 29 wholly owned hotels and cash distributions of $6.3 million from our Manhattan Collection joint venture. Our cash provided by operating activities for the three months ended March 31, 2014 was $19.3 million and relates principally to the 23 wholly owned hotels and operating cash flow distributions received from our Manhattan Collection joint venture at March 31, 2014.
Cash Used in Investing Activities. Our cash used in investing activities was $23.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we invested $26.4 million in improvements to our hotel properties, placed deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had an increase in restricted cash of $3.1 million. During the three months ended March 31, 2014, we used $10.8 million of cash, of which we invested $7.5 million in improvements to our hotel properties, had a decrease in restricted cash of $1.7 million, received $1.0 million in property insurance proceeds and placed deposits of $6.0 million for property under contract for purchase.
Cash Used in Financing Activities. Our cash used in financing activities was $30.9 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we borrowed $65.0 million from our revolving credit facility, repaid $15.0 million from the revolving credit facility, repaid $53.1 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards and paid $23.5 million in distributions. For the three months ended March 31, 2014, cash flows provided by financing activities was $19.4 million, which consisted of the repayment of $2.3 million of mortgage debt and payment of $16.4 million in distributions.
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
For the three months ended March 31, 2015, we invested $26.4 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $50.0 million to $70.0 million in capital investments for our wholly owned hotels through the remainder of 2015. In March 2015, the Hotel Vintage Plaza Portland was re-opened as Hotel Vintage Portland, after being closed in January 2015 to complete a $10.0 million renovation. The $23.5 million renovation of the W-Los Angeles - Westwood was substantially completed at March 31, 2015. We also expect to invest $32.0 million and $35.0 million in the renovations of Radisson Hotel Fisherman's Wharf and the Prescott Hotel, respectively.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$476,838	$140,790	$261,398	$74,650	$—
Term loan (2)	347,666	8,930	18,999	319,737	—
Borrowings under credit facility (3)	107,292	1,896	3,792	101,604	—
Hotel and ground leases (4)	749,732	6,847	13,796	14,176	714,913
Capital lease obligation	36,542	—	144	616	35,782
Purchase commitments (5)	6,621	6,621	—	—	—
Corporate office lease	4,109	271	750	792	2,296
Total	$1,728,800	$165,355	$298,879	$511,575	$752,991
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. The Term Loan bears interest at a floating rate equal to LIBOR plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the Term Loan. At March 31, 2015, the Company had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2015.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2015. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Radisson Hotel Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on the Prescott Hotel was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

As of March 31, 2015, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of March 31, 2015. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.

Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year.
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
Prior to amending and restating the credit facility agreement in October 2014, we had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on our borrowings under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, we entered into additional swap agreements to hedge the full $300.0 million Term Loan through maturity on January 15, 2020. As of March 31, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at March 31, 2015.
In conjunction with entering into the $100.0 million term loan in April 2015, we also entered into additional swap agreements to hedge the interest rate risk on the full amount of this new term loan.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2015, there was $4.2 million in unrealized loss recorded in accumulated other comprehensive income.
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

As of March 31, 2015, $100.0 million of the Company's aggregate indebtedness (12% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the unsecured term loan facility that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $0.1 million, respectively.

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
Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share
January 1, 2015 - January 31, 2015	16,645	$45.63
February 1, 2015 - February 28, 2015	67,917	$48.90
March 1, 2015 - March 31, 2015	273	$45.64
Total	84,835	$48.25
_____________________________
(1) Amounts in this column represent shares sold to the Company as payment of tax withholding due upon vesting of restricted and performance based common shares.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1†	Form of Performance Unit Award Agreement for Executive Officers.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	April 23, 2015	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†	Form of Performance Unit Award Agreement for Executive Officers.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

†	Filed herewith.

††	Furnished herewith.

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