Form 10-Q
period 2015-06-30
Pebblebrook Hotel Trust
filed 2015-07-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2015
Common shares of beneficial interest ($0.01 par value per share)	71,853,807

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,672,557	$2,343,690
Investment in joint venture	247,312	258,828
Ground lease asset, net	30,513	30,891
Cash and cash equivalents	33,212	52,883
Restricted cash	13,463	16,383
Hotel receivables (net of allowance for doubtful accounts of $145 and $139, respectively)	31,615	21,320
Deferred financing costs, net	7,527	6,246
Prepaid expenses and other assets	49,050	40,243
Total assets	$3,085,249	$2,770,484
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$310,000	$50,000
Term loans	400,000	300,000
Mortgage debt (including mortgage loan premium of $2,658 and $4,026, respectively)	437,198	493,987
Accounts payable and accrued expenses	132,520	106,828
Advance deposits	15,565	11,583
Accrued interest	2,499	2,382
Distribution payable	29,523	23,293
Total liabilities	1,327,305	988,073
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at June 30, 2015 and $350,000 at December 31, 2014), 100,000,000 shares authorized; 14,000,000 shares issued and outstanding at June 30, 2015 and 14,000,000 shares issued and outstanding at December 31, 2014	140	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,735,129 issued and outstanding at June 30, 2015 and 71,553,481 issued and outstanding at December 31, 2014	717	716
Additional paid-in capital	1,864,607	1,864,739
Accumulated other comprehensive income (loss)	(433)	(341)
Distributions in excess of retained earnings	(108,926)	(84,163)
Total shareholders’ equity	1,756,105	1,781,091
Non-controlling interests	1,839	1,320
Total equity	1,757,944	1,782,411
Total liabilities and equity	$3,085,249	$2,770,484
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues:
Room	$137,443	$102,384	$246,277	$185,953
Food and beverage	46,823	35,417	90,061	67,865
Other operating	13,417	9,653	24,780	19,348
Total revenues	197,683	147,454	361,118	273,166
Expenses:
Hotel operating expenses:
Room	30,982	24,859	58,965	47,754
Food and beverage	31,384	25,156	60,777	48,966
Other direct and indirect	53,627	39,997	103,463	77,884
Total hotel operating expenses	115,993	90,012	223,205	174,604
Depreciation and amortization	24,885	16,230	46,210	32,118
Real estate taxes, personal property taxes, property insurance, and ground rent	10,885	9,000	22,165	17,308
General and administrative	6,169	5,591	13,741	11,738
Hotel acquisition costs	4,334	236	4,465	521
Total operating expenses	162,266	121,069	309,786	236,289
Operating income (loss)	35,417	26,385	51,332	36,877
Interest income	621	621	1,256	1,235
Interest expense	(9,256)	(6,256)	(17,577)	(12,331)
Equity in earnings (loss) of joint venture	3,320	4,264	(1,128)	1,020
Income (loss) before income taxes	30,102	25,014	33,883	26,801
Income tax (expense) benefit	(3,519)	(2,121)	(130)	213
Net income (loss)	26,583	22,893	33,753	27,014
Net income (loss) attributable to non-controlling interests	92	220	119	263
Net income (loss) attributable to the Company	26,491	22,673	33,634	26,751
Distributions to preferred shareholders	(6,487)	(6,082)	(12,975)	(12,163)
Net income (loss) attributable to common shareholders	$20,004	$16,591	$20,659	$14,588
Net income (loss) per share available to common shareholders, basic	$0.28	$0.26	$0.29	$0.22
Net income (loss) per share available to common shareholders, diluted	$0.27	$0.26	$0.28	$0.22
Weighted-average number of common shares, basic	71,735,129	63,764,929	71,696,294	63,763,935
Weighted-average number of common shares, diluted	72,425,952	64,125,057	72,463,419	64,150,266

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014

Comprehensive Income:
Net income (loss)	$26,583	$22,893	$33,753	$27,014
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	4,077	(462)	(92)	(578)
Comprehensive income (loss)	30,660	22,431	33,661	26,436
Comprehensive income (loss) attributable to non-controlling interests	105	216	119	258
Comprehensive income (loss) attributable to the Company	$30,555	$22,215	$33,542	$26,178
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	—	—	—	—	(188)	—	—	(188)	—	(188)
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	1	3,424	—	—	3,425	1,341	4,766
Distributions on common shares/units	—	—	—	—	—	—	(29,750)	(29,750)	(280)	(30,030)
Distributions on preferred shares	—	—	—	—	—	—	(12,163)	(12,163)	(8)	(12,171)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(578)	—	(578)	—	(578)
Net income (loss)	—	—	—	—	—	—	26,751	26,751	263	27,014
Balance at June 30, 2014	13,000,000	$130	63,764,929	$638	$1,544,163	$508	$(84,814)	$1,460,625	$3,061	$1,463,686

December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(139)	—	—	(139)	—	(139)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	3,729	—	—	3,730	554	4,284
Distributions on common shares/units	—	—	—	—	—	—	(45,422)	(45,422)	(147)	(45,569)
Distributions on preferred shares	—	—	—	—	—	—	(12,975)	(12,975)	(7)	(12,982)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(92)	—	(92)	—	(92)
Net income (loss)	—	—	—	—	—	—	33,634	33,634	119	33,753
Balance at June 30, 2015	14,000,000	$140	71,735,129	$717	$1,864,607	$(433)	$(108,926)	$1,756,105	$1,839	$1,757,944

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$33,753	$27,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46,210	32,118
Share-based compensation	4,284	4,766
Amortization of deferred financing costs and mortgage loan premiums	(184)	(212)
Non-cash ground rent	1,190	1,025
Equity in (earnings) loss from joint venture	2,313	164
Other	706	163
Changes in assets and liabilities:
Restricted cash, net	(161)	(38)
Hotel receivables	(9,562)	(6,104)
Prepaid expenses and other assets	(4,160)	(4,156)
Distributions from joint venture	9,203	1,806
Accounts payable and accrued expenses	4,327	819
Advance deposits	2,461	1,759
Net cash provided by (used in) operating activities	90,380	59,124
Investing activities:
Acquisition of hotel properties	(305,146)	(50,336)
Improvements and additions to hotel properties	(53,353)	(16,119)
Deposit on hotel properties	(3,000)	(5,000)
Receipt from note receivable	3,020	—
Purchase of corporate office equipment, software, and furniture	(221)	(28)
Restricted cash, net	3,081	1,246
Property insurance proceeds	—	1,113
Net cash provided by (used in) investing activities	(355,619)	(69,124)
Financing activities:
Payment of offering costs — common and preferred shares	(139)	(188)
Payment of deferred financing costs	(2,466)	(10)
Borrowings under senior revolving credit facility	380,000	40,000
Repayments under senior revolving credit facility	(120,000)	(4,000)
Proceeds from term loan	100,000	—
Repayments of mortgage debt	(55,420)	(4,516)
Repurchase of common shares	(4,094)	(632)
Distributions — common shares/units	(39,338)	(25,150)
Distributions — preferred shares	(12,975)	(12,163)
Net cash provided by (used in) financing activities	245,568	(6,659)
Net change in cash and cash equivalents	(19,671)	(16,659)
Cash and cash equivalents, beginning of year	52,883	55,136
Cash and cash equivalents, end of period	$33,212	$38,477
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
As of June 30, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,402 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,777 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At June 30, 2015, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying value of the asset, an adjustment to reduce the carrying value to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures, and fair values, including consideration of capitalization rates, discount rates, and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will generally classify the loss, together with the related operating results, as continuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the statement of operations. Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) attributable to common shareholders, as adjusted for dilutive securities, by the weighted-average number of common shares outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.
Recent Accounting Standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
On February 18, 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016. The Company does not expect ASU No. 2015-02 to have a significant impact on its consolidated financial statements and related disclosures.
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

On May 21, 2015, the Company acquired the 189-room LaPlaya Beach Resort and LaPlaya Beach Club located in Naples, Florida for $185.5 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The hotel will continue to be managed by Noble House Hotels and Resorts. The Company is finalizing the accounting for this acquisition. The preliminary allocation of the purchase price is as follows: $112.6 million to land, $82.1 million to building and improvements, $6.7 million to furniture and fixtures, and $(16.8) million to below (above) market rate contracts and other intangibles.

On June 11, 2015, the Company acquired the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel located in San Francisco, California for $122.0 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The Company is finalizing the accounting for this acquisition. The preliminary allocation of the purchase price is as follows: $29.1 million to land, $90.3 million to building and improvements, and $2.5 million to furniture and fixtures.

The following unaudited pro forma financial information presents the results of the Company for the three and six months ended June 30, 2015 and 2014 as if the hotels acquired in 2015 and 2014 were acquired on January 1, 2014 and 2013, respectively. The following hotels' pro forma results are included in the pro forma table below: Prescott Hotel; The Nines, A Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Hotel Palomar Los Angeles - Beverly Hills; Union Station Hotel, Autograph Collection; Revere Hotel Boston Common; LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. The pro forma results below exclude acquisition costs of $4.3 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively, and $4.5 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Total revenues	$208,893	$199,906	$392,420	$375,006
Operating income (loss)	43,076	38,149	65,947	56,667
Net income (loss) attributable to common shareholders	26,807	27,054	33,480	31,806
Net income (loss) per share available to common shareholders — basic	$0.37	$0.38	$0.46	$0.44
Net income (loss) per share available to common shareholders — diluted	$0.37	$0.37	$0.46	$0.44
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$499,381	$357,680
Buildings and improvements	2,201,682	1,987,050
Furniture, fixtures and equipment	196,425	183,016
Construction in progress	11,743	10,524
Investment in hotel properties	$2,909,231	$2,538,270
Less: Accumulated depreciation	(236,674)	(194,580)
Investment in hotel properties, net	$2,672,557	$2,343,690

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
As of June 30, 2015, the joint venture reported $451.9 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and six months ended June 30, 2015 and 2014 are presented below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Revenues	$47,538	$50,045	$78,559	$83,973
Total expenses	42,347	42,571	83,850	84,335
Net income (loss)	$5,191	$7,474	$(5,291)	$(362)
Company’s 49% interest of net income (loss)	2,543	3,662	(2,593)	(177)
Basis adjustment	181	6	280	13
Special loan interest income elimination	596	596	1,185	1,184
Equity in earnings (loss) in joint venture	$3,320	$4,264	$(1,128)	$1,020

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under its amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan ("First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2015 and December 31, 2014, the Company had $310.0 million and $50.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of June 30, 2015, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2015, the Company incurred unused commitment fees of $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2014, the Company incurred unused commitment fees of $0.2 million and $0.3 million, respectively.
Unsecured Term Loan Facilities
As of December 31, 2014, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility ("Second Term Loan"). The Second Term Loan has a $100.0 million capacity and matures in April 2022. The Company drew the full $100.0 million under this facility. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility ("Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. This term loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. In July 2015, the Company borrowed $125.0 million under the Third Term Loan.
As of June 30, 2015 and December 31, 2014, the Company had $400.0 million and $300.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of June 30, 2015, the Company was in compliance with all debt covenants. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities (see “Derivative and Hedging Activities” below).
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
Prior to amending and restating the credit facility agreement in October 2014, the Company had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on its borrowing under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, the Company entered into additional swap agreements to hedge the full $300.0 million, and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at June 30, 2015.
The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at June 30, 2015.
In July 2015, the Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and as a result, the Third Term Loan had a weighted-average effective interest rate of 3.29%, based on the Company’s leverage ratio at June 30, 2015.
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
As of June 30, 2015, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $1.7 million and $2.1 million, respectively, in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2015, there was $4.1 million in unrealized gain and $0.1 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. During the three and six months ended June 30, 2015, the Company reclassified $1.2 million and $2 million, respectively, from accumulated other comprehensive income (loss) to interest expense. During the three and six months ended June 30, 2014, the Company reclassified $0.1 million and $0.3 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $4.1 million will be reclassified from accumulated other comprehensive income to net income (loss) in the next 12 months.
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
On March 5, 2015, the Company repaid the mortgage loans totaling $50.7 million on The Nines, A Luxury Collection Hotel, Portland.
Debt Summary
Debt as of June 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$310,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	—	—
Total term loans			400,000	300,000

Mortgage loans
The Nines, A Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	48,865	49,320
Skamania Lodge	5.44%	February 2016	29,101	29,308
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,298	34,575
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	63,794	64,462
Hotel Modera	5.26%	July 2016	23,030	23,225
Monaco Washington DC	4.36%	February 2017	43,330	43,756
Argonaut Hotel	4.25%	March 2017	43,418	44,006
Sofitel Philadelphia	3.90%	June 2017	46,322	46,968
Hotel Palomar San Francisco	5.94%	September 2017	26,280	26,461
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	76,102	77,155
Mortgage loans at stated value			434,540	489,961
Mortgage loan premiums (4)			2,658	4,026
Total mortgage loans			$437,198	$493,987
Total debt			$1,147,198	$843,987

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At June 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding. See "Derivative and Hedging Activities" above.

(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, A Luxury Collection Hotel, Portland.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Palomar San Francisco; Embassy Suites San Diego Bay - Downtown; Hotel Modera; and The Nines, A Luxury Collection Hotel, Portland.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of June 30, 2015 and December 31, 2014 was $444.6 million and $503.9 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2015.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of June 30, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2015:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.31	March 31, 2015	March 31, 2015	April 15, 2015
$0.31	June 30, 2015	June 30, 2015	July 15, 2015
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of June 30, 2015 and December 31, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its 6.50% Series C Preferred Shares outstanding.
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2015:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2015	March 31, 2015	April 15, 2015
7.875% Series A	$0.49	June 30, 2015	June 30, 2015	July 15, 2015
8.00% Series B	$0.50	March 31, 2015	March 31, 2015	April 15, 2015
8.00% Series B	$0.50	June 30, 2015	June 30, 2015	July 15, 2015
6.50% Series C	$0.41	March 31, 2015	March 31, 2015	April 15, 2015
6.50% Series C	$0.41	June 30, 2015	June 30, 2015	July 15, 2015

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
As of June 30, 2015 and December 31, 2014, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at June 30, 2015, 9,469 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2015, there were 767,952 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	129,988	$27.17
Granted	40,507	$48.87
Vested	(50,827)	$25.70
Forfeited	(990)	$36.45
Unvested at June 30, 2015	118,678	$35.13
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2015, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2014, the Company recognized approximately $0.4 million and $0.7 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of June 30, 2015, there was $3.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years.
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
In the table above, the Relative Total Shareholder Return and Absolute Total Shareholder Return components are market conditions as defined by ASC 718. The EBITDA Comparison component is a performance condition as defined by ASC 718, and, therefore, compensation expense related to this component will be reassessed at each reporting date based on the Company's estimate of the probable level of achievement, and the accrual of compensation expense will be adjusted as appropriate.

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2015, there was approximately $13.7 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.2 years. For the three and six months ended June 30, 2015, the Company recognized $1.5 million and $3.0 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $2.7 million, respectively, in expense related to these awards.
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

As of June 30, 2015, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of June 30, 2015, the Company had 236,351 LTIP units outstanding. All LTIP units will vest upon a change in control. As of June 30, 2015, of the 236,351 units outstanding, 9,469 LTIP units have vested, all of which were LTIP Class A units.
For the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these units. For the three and six months ended June 30, 2014, the Company recognized $0.7 million and $1.3 million, respectively, in expense related to these units. As of June 30, 2015, there was $4.9 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the six months ended June 30, 2015 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of June 30, 2015 and December 31, 2014, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common shareholders	$20,004	$16,591	$20,659	$14,588
Less: dividends paid on unvested share-based compensation	(107)	(125)	(215)	(250)
Undistributed earnings attributable to share-based compensation	—	(14)	—	—
Net income (loss) available to common shareholders	$19,897	$16,452	$20,444	$14,338
Denominator:
Weighted-average number of common shares — basic	71,735,129	63,764,929	71,696,294	63,763,935
Effect of dilutive share-based compensation	690,823	360,128	767,125	386,331
Weighted-average number of common shares — diluted	72,425,952	64,125,057	72,463,419	64,150,266

Net income (loss) per share available to common shareholders — basic	$0.28	$0.26	$0.29	$0.22
Net income (loss) per share available to common shareholders — diluted	$0.27	$0.26	$0.28	$0.22
For the three months ended June 30, 2015, 40,111 unvested service condition restricted shares and performance based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.0 million and $10.8 million for the three and six months ended June 30, 2015, respectively, and $4.6 million and $8.4 million for the three and six months ended June 30, 2014, respectively. Base and incentive management fees are included in other indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2015 and December 31, 2014, the Company had $13.5 million and $16.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zephyr Fisherman's Wharf is subject to both a long-term primary ground lease and a secondary sublease. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062.

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

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. The hotel is required to pay annual base rent of approximately $3.5 million through January 2017 and the base rent will be adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and Hotel Palomar San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $2.8 million and $5.5 million for the three and six months ended June 30, 2015, respectively, and $2.1 million and $3.7 million for the three and six months ended June 30, 2014, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2015	2014
	(in thousands)
Interest paid, net of capitalized interest	$17,587	$12,539
Interest capitalized	$193	$—
Income taxes paid	$1,824	$1,487
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$23,973	$15,472
Distributions payable on preferred shares	$5,550	$5,202
Issuance of common shares for Board of Trustees compensation	$373	$421
Below (above) market rate contracts assumed in connection with acquisition	$20,110	$2,473
Capital lease obligation assumed in connection with acquisition	$—	$10,758
Accrued additions and improvements to hotel properties	$2,299	$3,697
Write-off of fully depreciated furniture, fixtures and equipment	$3,550	$—
Write-off of deferred financing costs	$321	$—

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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of June 30, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,402 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,777 guest rooms.

During the six months ended June 30, 2015, we acquired two hotel properties, the 189-room LaPlaya Beach Resort and LaPlaya Beach Club, in Naples, Florida, for $185.5 million and the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel, in San Francisco, California for $122.0 million. We also successfully increased the borrowing capacity of our senior unsecured revolving credit facility by $150.0 million to $750.0 million and executed two new unsecured term loans for an aggregrate of $225.0 million.
While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $30.0 million to $50.0 million for the remainder of 2015 on renovation and repositioning projects and other capital improvements.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and six months ended June 30, 2015 and 2014.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Total Wholly Owned Portfolio
Same-Property Occupancy	86.4%	87.4%	82.4%	83.8%
Same-Property ADR	$245.30	$229.96	$236.08	$220.04
Same-Property RevPAR	$211.90	$200.97	$194.45	$184.37
____________
This schedule of hotel results for the three months ended June 30, 2015 and 2014 includes information from all of the hotels we owned as of June 30, 2015, except for the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. This schedule of hotel results for the six months ended June 30, 2015 and 2014 includes information from all of the hotels we owned as of June 30, 2015, except for the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel for Q1 and Q2 in both 2015 and 2014 and Hotel Vintage Portland for Q1 in both 2015 and 2014 because it was closed for renovation for most of the first quarter of 2015. The schedule above does not include the hotel results of our Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At June 30, 2015 and 2014, we had 31 and 24 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and six months ended June 30, 2015 and 2014. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended June 30, 2015 and 2014	Six Months ended June 30, 2015 and 2014
Prescott Hotel	San Francisco, CA	May 22, 2014	X	X
The Nines, A Luxury Collection Hotel, Portland	Portland, OR	July 17, 2014	X	X
The Westin Colonnade Coral Gables	Miami, FL	November 12, 2014	X	X
Hotel Palomar Los Angeles - Beverly Hills	Los Angeles, CA	November 20, 2014	X	X
Union Station Hotel, Autograph Collection	Nashville, TN	December 10, 2014	X	X
Revere Hotel Boston Common	Boston, MA	December 18, 2014	X	X
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015	X	X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015	X	X
Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014
Revenues — Total hotel revenues increased by $50.2 million, of which $6.1 million was contributed by our comparable properties and $44.1 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at our properties located on the West Coast as a result of increases in ADR at those hotels, offset by a reduction in revenues of $2.1 million at the W Los Angeles - West Beverly Hills and Hotel Zephyr Fisherman's Wharf, which were under renovation during the second quarter of 2015.
Hotel operating expenses — Total hotel operating expenses increased by $26.0 million. The comparable properties contributed $0.8 million of the increase, which is a result of increases in expenses at our properties offset by a reduction of $1.6 million in expenses primarily due to the closing of the restaurant at the W Los Angeles - West Beverly Hills. The remaining $25.2 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $8.7 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $1.9 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.6 million primarily as a result of increases in employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by $4.1 million due to transfer taxes and other acquisition related costs on the two properties acquired during this period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $3.0 million , a result of higher debt balances from mortgage assumptions and credit facility borrowings in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased $0.9 million due to decreases in revenues as a result of decreases in ADR at the Manhattan Collection joint venture hotels.

Income tax (expense) benefit — Income tax expense increased $1.4 million due to higher net income at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.4 million as a result of the additional issuances of the Series C Preferred Shares in September 2014.
Other Comprehensive Income (loss) — Other comprehensive income increased as a result of the change in the fair values of our interest rate swaps.
Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014
Revenues — Total hotel revenues increased by $88.0 million, of which $9.8 million was contributed by our comparable properties and $78.2 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in revenues at our properties located on the West Coast as a result of increases in ADR at those hotels, offset by a reduction in revenues of $7.3 million at the W Los Angeles - West Beverly Hills, Hotel Vintage Portland and Hotel Zephyr Fisherman's Wharf, all of which were under renovation during the second quarter of 2015.
Hotel operating expenses — Total hotel operating expenses increased by $48.6 million. The comparable properties contributed $0.9 million of the increase, which is a result of increases in expenses at our properties offset by a reduction of $5.1 million in expenses due to the closing of the restaurant at the W Los Angeles - West Beverly Hills and the renovations at the Hotel Vintage Portland and Hotel Zephyr Fisherman's Wharf. The remaining $47.7 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $14.1 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $4.9 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $2.0 million primarily as a result of increases in employee compensation costs offset by a reduction in non-cash share-based compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by $3.9 million due to transfer taxes and other acquisition related costs incurred on the acquisition of the two properties acquired during this period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $5.2 million, a result of higher debt balances from mortgage assumptions in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $2.1 million due to decreases in revenues as a result of decreases in occupancy and ADR at the Manhattan Collection joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $0.3 million due to higher net income at our TRS compared to the prior period.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.8 million as a result of the additional issuances of the Series C Preferred Shares in September 2014.
Other Comprehensive Income (loss) — Other comprehensive loss decreased as a result of the change in the fair values of our interest rate swaps.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$26,583	$22,893	$33,753	$27,014
Adjustments:
Depreciation and amortization	24,828	16,186	46,090	32,030
Depreciation and amortization from joint venture	2,100	2,240	4,258	4,451
FFO	$53,511	$41,319	$84,101	$63,495
Distribution to preferred shareholders	(6,487)	(6,082)	(12,975)	(12,163)
FFO available to common share and unit holders	$47,024	$35,237	$71,126	$51,332
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$26,583	$22,893	$33,753	$27,014
Adjustments:
Interest expense	9,256	6,256	17,577	12,331
Interest expense from joint venture	2,278	2,270	4,534	4,534
Income tax expense (benefit)	3,519	2,121	130	(213)
Depreciation and amortization	24,885	16,230	46,210	32,118
Depreciation and amortization from joint venture	2,100	2,240	4,258	4,451
EBITDA	$68,621	$52,010	$106,462	$80,235
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
Senior Unsecured Credit Facility
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and unsecured term loan facility. On May 19, 2015, we exercised the agreement's accordion feature to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. Our $750.0 million credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan ("First Term Loan"). The unsecured revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020 and the First Term Loan matures in January 2020.
As of June 30, 2015, we had $310.0 million outstanding under the revolving credit facility and we had $300.0 million outstanding the First Term Loan. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At June 30, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at June 30, 2015.

Debt Summary
Debt as of June 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$310,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	$300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	—	—
Total term loans			400,000	300,000

Mortgage loans
The Nines, A Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	48,865	49,320
Skamania Lodge	5.44%	February 2016	29,101	29,308
DoubleTree by Hilton Bethesda-Washington DC	5.28%	February 2016	34,298	34,575
Embassy Suites San Diego Bay-Downtown	6.28%	June 2016	63,794	64,462
Hotel Modera	5.26%	July 2016	23,030	23,225
Monaco Washington DC	4.36%	February 2017	43,330	43,756
Argonaut Hotel	4.25%	March 2017	43,418	44,006
Sofitel Philadelphia	3.90%	June 2017	46,322	46,968
Hotel Palomar San Francisco	5.94%	September 2017	26,280	26,461
The Westin Gaslamp Quarter San Diego	3.69%	January 2020	76,102	77,155
Mortgage loans at stated value			434,540	489,961
Mortgage loan premiums (4)			2,658	4,026
Total mortgage loans			$437,198	$493,987
Total debt			$1,147,198	$843,987
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At June 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding.
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

On April 13, 2015, we entered into a second unsecured term loan facility ("Second Term Loan"). The Second Term Loan has a $100.0 million capacity and matures in April 2022. We borrowed $100.0 million under this new facility. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on our leverage ratio. We entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan resulting in a weighted-average effective interest rate of 3.46%.

On June 10, 2015, we entered into a third unsecured term loan facility ("Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval and matures in January 2021. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. In July 2015, we borrowed $125.0 million under this facility and entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan resulting in a weighted-average effective interest rate of 3.29%.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the six months ended June 30, 2015. As of June 30, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $90.4 million for the six months ended June 30, 2015. Our cash from operations includes the operating activities of our 31 wholly owned hotels and cash distributions of $9.2 million from our Manhattan Collection joint venture. Our cash provided by operating activities for the six months ended June 30, 2014 was $59.1 million and relates principally to the 24 wholly owned hotels and operating cash flow distributions received from our Manhattan Collection joint venture at June 30, 2014.
Cash Used in Investing Activities. Our cash used in investing activities was $355.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we purchased two hotels using cash of $305.1 million, invested $53.4 million in improvements to our hotel properties, placed deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $3.1 million. During the six months ended June 30, 2014, we used $69.1 million of cash, of which we used $50.3 million to purchase one hotel, invested $16.1 million in improvements to our hotel properties, had a decrease in restricted cash of $1.2 million, received $1.1 million in property insurance proceeds and placed deposits of $5.0 million for property under contract for purchase.
Cash Provided by Financing Activities. Our cash provided by financing activities was $245.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we borrowed $380.0 million under our revolving credit facility, repaid $120.0 million under the revolving credit facility, borrowed $100.0 million under our term loan facility, repaid $55.4 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $2.5 million in deferred financing fees and paid $52.3 million in distributions. For the six months ended June 30, 2014, cash flows used in financing activities was $6.7 million, which consisted of $40.0 million borrowing from our revolving credit facility and the repayment of $4.0 million of that amount, the repayment of $4.5 million of mortgage debt and payment of $37.3 million in distributions.
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

For the six months ended June 30, 2015, we invested $53.4 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $30.0 million to $50.0 million in capital investments for our wholly owned hotels through the remainder of 2015. In March 2015, the Hotel Vintage Plaza Portland was re-opened as Hotel Vintage Portland, after being closed in January 2015 to complete a $10.0 million renovation. The $23.5 million renovation of the W Los Angeles - West Beverly Hills was substantially completed at March 31, 2015 and the $32.0 million renovation of the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) was substantially completed at June 30, 2015. We expect to invest in a multi-million dollar renovation of The Westin Colonnade Coral Gables beginning in the third quarter of 2015 and a $35.0 million renovation at the Prescott Hotel beginning in the fourth quarter of 2015. The renovation of the Prescott Hotel will commence in November, at which time the hotel will be closed and then re-opened under a new name upon completion.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$469,161	$201,249	$194,503	$73,409	$—
Term loans (2)	469,385	12,428	26,462	324,067	106,428
Borrowings under credit facility (3)	330,793	5,796	11,562	313,435	—
Hotel and ground leases (4)	748,021	6,856	13,843	14,193	713,129
Capital lease obligation	36,543	—	216	625	35,702
Membership initiation deposits (5)	30,377	428	—	—	29,949
Purchase commitments (6)	9,090	9,090	—	—	—
Corporate office lease	4,110	363	755	798	2,194
Total	$2,097,480	$236,210	$247,341	$726,527	$887,402
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At June 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2015. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Palomar San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on the Prescott Hotel was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

(5)	Represents initiation membership deposits from club members at our LaPlaya Beach Resort and LaPlaya Beach Club. These initiation deposits are refundable on or after the maturity date.

(6)
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

As of June 30, 2015, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of June 30, 2015. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Prior to amending and restating the credit facility agreement in October 2014, we had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on our borrowings under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, we entered into additional swap agreements to hedge the full $300.0 million First Term Loan through maturity on January 15, 2020. As of June 30, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at June 30, 2015.
In connection with entering into the Second Term Loan in April 2015, we entered into additional swap agreements to hedge the interest rate on the full amount. In connection with entering into the Third Term Loan in June 2015, we entered into additional swap agreements in July 2015 to hedge the interest rate on the full amount.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the six months ended June 30, 2015, there was $0.1 million in unrealized loss recorded in accumulated other comprehensive income.
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

As of June 30, 2015, $310.0 million of the Company's aggregate indebtedness (27% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our interest expense will increase or decrease by approximately $0.3 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On July 10, 2015, the Operating Partnership drew $125.0 million under the unsecured term loan facility we entered into, as previously disclosed, on June 10, 2015.  We refer to this term loan in this Quarterly Report on Form 10-Q as the “Third Term

Loan.”  The Third Term Loan will mature on January 10, 2021 and will bear interest at a rate per annum equal to LIBOR plus a margin of 1.45% to 2.20% depending on the Company's consolidated leverage ratio.  Pursuant to separate interest rate swap agreements, the Company effectively fixed LIBOR for the entire duration of the loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.29%, based on the Company’s consolidated leverage ratio at July 10, 2015.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1†
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel L.P., Pebblebrook Hotel Trust, Bank of America, certain guarantors and certain lenders party thereto.

10.2†
Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party hereto.

10.3†
Credit Agreement, dated as of June 10, 2015, among Pebblebrook Hotel L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party hereto.

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

PEBBLEBROOK HOTEL TRUST

Date:	July 23, 2015	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1†
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel L.P., Pebblebrook Hotel Trust, Bank of America, certain guarantors and certain lenders party thereto.

10.2†
Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party hereto.

10.3†
Credit Agreement, dated as of June 10, 2015, among Pebblebrook Hotel L.P., as borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party hereto.

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