Form 10-Q
period 2015-09-30
Pebblebrook Hotel Trust
filed 2015-10-22
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2015
Common shares of beneficial interest ($0.01 par value per share)	71,859,746

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,668,149	$2,343,690
Investment in joint venture	249,609	258,828
Ground lease asset, net	30,365	30,891
Cash and cash equivalents	38,561	52,883
Restricted cash	14,454	16,383
Hotel receivables (net of allowance for doubtful accounts of $208 and $139, respectively)	37,739	21,320
Deferred financing costs, net	7,043	6,246
Prepaid expenses and other assets	45,044	40,243
Total assets	$3,090,964	$2,770,484
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$175,000	$50,000
Term loans	525,000	300,000
Mortgage debt (including mortgage loan premium of $2,119 and $4,026, respectively)	434,305	493,987
Accounts payable and accrued expenses	148,841	106,828
Advance deposits	16,676	11,583
Accrued interest	2,620	2,382
Distribution payable	29,836	23,293
Total liabilities	1,332,278	988,073
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at September 30, 2015 and $350,000 at December 31, 2014), 100,000,000 shares authorized; 14,000,000 shares issued and outstanding at September 30, 2015 and 14,000,000 shares issued and outstanding at December 31, 2014	140	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,735,129 issued and outstanding at September 30, 2015 and 71,553,481 issued and outstanding at December 31, 2014	717	716
Additional paid-in capital	1,866,605	1,864,739
Accumulated other comprehensive income (loss)	(11,064)	(341)
Distributions in excess of retained earnings	(99,883)	(84,163)
Total shareholders’ equity	1,756,515	1,781,091
Non-controlling interests	2,171	1,320
Total equity	1,758,686	1,782,411
Total liabilities and equity	$3,090,964	$2,770,484
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Room	$154,120	$120,934	$400,397	$306,887
Food and beverage	47,421	38,577	137,482	106,442
Other operating	14,780	10,165	39,560	29,513
Total revenues	216,321	169,676	577,439	442,842
Expenses:
Hotel operating expenses:
Room	33,706	27,807	92,671	75,561
Food and beverage	32,834	27,596	93,611	76,562
Other direct and indirect	56,750	43,879	160,213	121,763
Total hotel operating expenses	123,290	99,282	346,495	273,886
Depreciation and amortization	24,645	17,396	70,855	49,514
Real estate taxes, personal property taxes, property insurance, and ground rent	12,700	9,539	34,865	26,847
General and administrative	7,907	7,208	21,648	18,946
Hotel acquisition costs	16	475	4,481	996
Total operating expenses	168,558	133,900	478,344	370,189
Operating income (loss)	47,763	35,776	99,095	72,653
Interest income	630	645	1,886	1,880
Interest expense	(11,107)	(7,278)	(28,684)	(19,609)
Equity in earnings (loss) of joint venture	2,899	3,450	1,771	4,470
Income (loss) before income taxes	40,185	32,593	74,068	59,394
Income tax (expense) benefit	(1,937)	(2,154)	(2,067)	(1,941)
Net income (loss)	38,248	30,439	72,001	57,453
Net income (loss) attributable to non-controlling interests	129	274	248	537
Net income (loss) attributable to the Company	38,119	30,165	71,753	56,916
Distributions to preferred shareholders	(6,488)	(6,428)	(19,463)	(18,591)
Net income (loss) attributable to common shareholders	$31,631	$23,737	$52,290	$38,325
Net income (loss) per share available to common shareholders, basic	$0.44	$0.36	$0.72	$0.59
Net income (loss) per share available to common shareholders, diluted	$0.43	$0.36	$0.72	$0.59
Weighted-average number of common shares, basic	71,735,129	64,859,494	71,709,380	64,133,134
Weighted-average number of common shares, diluted	72,451,310	65,346,188	72,492,913	64,613,449

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014

Comprehensive Income:
Net income (loss)	$38,248	$30,439	$72,001	$57,453
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(10,631)	446	(10,723)	(132)
Comprehensive income (loss)	27,617	30,885	61,278	57,321
Comprehensive income (loss) attributable to non-controlling interests	94	278	213	536
Comprehensive income (loss) attributable to the Company	$27,523	$30,607	$61,065	$56,785
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	1,000,000	10	3,850,000	39	170,701	—	—	170,750	—	170,750
Issuance of common shares for Board of Trustees compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,047	—	6,225	—	—	6,225	2,012	8,237
Distributions on common shares/units	—	—	—	—	—	—	(45,583)	(45,583)	(420)	(46,003)
Distributions on preferred shares	—	—	—	—	—	—	(18,591)	(18,591)	(7)	(18,598)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(132)	—	(132)	—	(132)
Net income (loss)	—	—	—	—	—	—	56,916	56,916	537	57,453
Balance at September 30, 2014	14,000,000	$140	67,614,929	$676	$1,717,853	$954	$(76,910)	$1,642,713	$3,867	$1,646,580

Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(195)	—	—	(195)	—	(195)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	5,783	—	—	5,784	830	6,614
Distributions on common shares/units	—	—	—	—	—	—	(68,010)	(68,010)	(220)	(68,230)
Distributions on preferred shares	—	—	—	—	—	—	(19,463)	(19,463)	(7)	(19,470)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(10,723)	—	(10,723)	—	(10,723)
Net income (loss)	—	—	—	—	—	—	71,753	71,753	248	72,001
Balance at September 30, 2015	14,000,000	$140	71,735,129	$717	$1,866,605	$(11,064)	$(99,883)	$1,756,515	$2,171	$1,758,686

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$72,001	$57,453
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	70,855	49,514
Share-based compensation	6,614	8,237
Amortization of deferred financing costs and mortgage loan premiums	(118)	(455)
Non-cash ground rent	1,785	1,645
Equity in (earnings) loss from joint venture	16	(2,683)
Other	1,451	311
Changes in assets and liabilities:
Restricted cash, net	(909)	(743)
Hotel receivables	(15,749)	(12,769)
Prepaid expenses and other assets	(2,572)	(2,590)
Distributions from joint venture	9,203	6,713
Accounts payable and accrued expenses	12,182	12,359
Advance deposits	3,572	1,945
Net cash provided by (used in) operating activities	158,331	118,937
Investing activities:
Acquisition of hotel properties	(305,146)	(125,531)
Improvements and additions to hotel properties	(74,296)	(30,989)
Deposit on hotel properties	(3,000)	—
Receipt from (acquisition of) note receivable	3,020	(3,020)
Purchase of corporate office equipment, software, and furniture	(266)	(336)
Restricted cash, net	2,837	(690)
Property insurance proceeds	—	1,113
Net cash provided by (used in) investing activities	(376,851)	(159,453)
Financing activities:
Gross proceeds from issuance of common shares	—	146,854
Gross proceeds from issuance of preferred shares	—	25,000
Payment of offering costs — common and preferred shares	(195)	(1,104)
Payment of deferred financing costs	(2,587)	(440)
Borrowings under senior revolving credit facility	380,000	130,000
Repayments under senior revolving credit facility	(255,000)	(130,000)
Proceeds from term loan	225,000	—
Repayments of mortgage debt	(57,776)	(6,761)
Repurchase of common shares	(4,094)	(632)
Distributions — common shares/units	(61,687)	(39,986)
Distributions — preferred shares	(19,463)	(18,244)
Net cash provided by (used in) financing activities	204,198	104,687
Net change in cash and cash equivalents	(14,322)	64,171
Cash and cash equivalents, beginning of year	52,883	55,136
Cash and cash equivalents, end of period	$38,561	$119,307

The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the "Company") was formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of September 30, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,408 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2015, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Income Taxes
To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distributes at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, PHL, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available to common shareholders, as adjusted for dilutive securities, by the weighted-average number of common shares outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.
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

On May 21, 2015, the Company acquired the 189-room LaPlaya Beach Resort and LaPlaya Beach Club located in Naples, Florida for $185.5 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The hotel will continue to be managed by Noble House Hotels and Resorts. The final purchase price was allocated as follows: $112.6 million to land, $82.1 million to building and improvements, $6.7 million to furniture and fixtures, and $(16.8) million to below (above) market rate contracts and other intangibles.

On June 11, 2015, the Company acquired the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel located in San Francisco, California for $122.0 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The final purchase price was allocated as follows: $29.1 million to land, $90.3 million to building and improvements, and $2.5 million to furniture and fixtures.

The following unaudited pro forma financial information presents the results of the Company for the three and nine months ended September 30, 2015 and 2014 as if the hotels acquired in 2015 and 2014 were acquired on January 1, 2014 and 2013, respectively. The following hotels' pro forma results are included in the pro forma table below: The Prescott Hotel San Francisco; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Hotel Palomar Los Angeles - Beverly Hills; Union Station Hotel, Autograph Collection; Revere Hotel Boston Common; LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. The pro forma results below exclude acquisition costs of $16,000 and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $1.0 million for the nine months ended September 30, 2015 and 2014, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Total revenues	$216,321	$207,495	$608,741	$582,497
Operating income (loss)	47,763	42,488	112,763	98,162
Net income (loss) attributable to common shareholders	31,631	29,359	63,584	60,213
Net income (loss) per share available to common shareholders — basic	$0.44	$0.41	$0.88	$0.83
Net income (loss) per share available to common shareholders — diluted	$0.43	$0.40	$0.87	$0.83
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$499,381	$357,680
Buildings and improvements	2,214,220	1,987,050
Furniture, fixtures and equipment	201,299	183,016
Construction in progress	14,202	10,524
Investment in hotel properties	$2,929,102	$2,538,270
Less: Accumulated depreciation	(260,953)	(194,580)
Investment in hotel properties, net	$2,668,149	$2,343,690
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
As of September 30, 2015, the joint venture reported $456.3 million in total assets, which represents the basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt and a $50.0 million unsecured special loan. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and nine months ended September 30, 2015 and 2014 are presented below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Revenues	$47,950	$47,726	$126,509	$131,699
Total expenses	43,546	41,771	127,396	126,107
Net income (loss)	$4,404	$5,955	$(887)	$5,592
Company’s 49% interest of net income (loss)	2,158	2,918	(435)	2,740
Basis adjustment	139	(70)	419	(57)
Special loan interest income elimination	602	602	1,787	1,787
Equity in earnings (loss) in joint venture	$2,899	$3,450	$1,771	$4,470

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under its amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan ("First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2015 and December 31, 2014, the Company had $175.0 million and $50.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of September 30, 2015, the Company had $275.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of September 30, 2015, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2015, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2014, the Company incurred unused commitment fees of $0.1 million and $0.4 million, respectively.
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
On June 10, 2015, the Company entered into a third unsecured term loan facility ("Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. This term loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. On July 10, 2015, the Company borrowed $125.0 million under the Third Term Loan.
As of September 30, 2015 and December 31, 2014, the Company had $525.0 million and $300.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of September 30, 2015, the Company was in compliance with all debt covenants. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities (see “Derivative and Hedging Activities” below).
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
Prior to amending and restating the credit facility agreement in October 2014, the Company had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on its borrowing under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, the Company entered into additional swap agreements to hedge the full $300.0 million, and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at September 30, 2015.
The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at September 30, 2015.
The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and as a result, the Third Term Loan had a weighted-average effective interest rate of 3.29%, based on the Company’s leverage ratio at September 30, 2015.
The Company records all derivative instruments at fair value in the consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of September 30, 2015, the Company's derivative instruments were in liability positions, with fair values of $11.1 million, in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2015, there was $10.6 million and $10.7 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. During the three and nine months ended September 30, 2015, the Company reclassified $1.6 million and $3.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense. During the three and nine months ended September 30, 2014, the Company reclassified $0.1 million and $0.4 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $5.8 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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
On March 5, 2015, the Company repaid the mortgage loans totaling $50.7 million on The Nines, a Luxury Collection Hotel, Portland.
On October 6, 2015 , the Company repaid the mortgage loan totaling $48.6 million on the InterContinental Buckhead Atlanta.
The Company intends to repay the mortgages on the Skamania Lodge and DoubleTree by Hilton Hotel Bethesda -Washington DC at or prior to their maturity dates with borrowings under its senior unsecured revolving credit facility.
Debt Summary
Debt as of September 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$175,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	125,000	—
Total term loans			525,000	300,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	48,639	49,320
Skamania Lodge	5.44%	February 2016	28,980	29,308
DoubleTree by Hilton Hotel Bethesda -Washington DC	5.28%	February 2016	34,161	34,575
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	63,463	64,462
Hotel Modera	5.26%	July 2016	22,933	23,225
Hotel Monaco Washington DC	4.36%	February 2017	43,114	43,756
Argonaut Hotel	4.25%	March 2017	43,125	44,006
Sofitel Philadelphia	3.90%	June 2017	45,999	46,968
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,192	26,461
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	75,580	77,155
Mortgage loans at stated value			432,186	489,961
Mortgage loan premiums (4)			2,119	4,026
Total mortgage loans			$434,305	$493,987
Total debt			$1,134,305	$843,987

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.

(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At September 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding. See "Derivative and Hedging Activities" above.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco); Embassy Suites San Diego Bay - Downtown; Hotel Modera; and The Nines, a Luxury Collection Hotel, Portland.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s mortgage debt as of September 30, 2015 and December 31, 2014 was $441.2 million and $503.9 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2015.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of September 30, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2015:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.31	March 31, 2015	March 31, 2015	April 15, 2015
$0.31	June 30, 2015	June 30, 2015	July 15, 2015
$0.31	September 30, 2015	September 30, 2015	October 15, 2015
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of September 30, 2015 and December 31, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2015:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2015	March 31, 2015	April 15, 2015
7.875% Series A	$0.49	June 30, 2015	June 30, 2015	July 15, 2015
7.875% Series A	$0.49	September 30, 2015	September 30, 2015	October 15, 2015
8.00% Series B	$0.50	March 31, 2015	March 31, 2015	April 15, 2015
8.00% Series B	$0.50	June 30, 2015	June 30, 2015	July 15, 2015
8.00% Series B	$0.50	September 30, 2015	September 30, 2015	October 15, 2015
6.50% Series C	$0.41	March 31, 2015	March 31, 2015	April 15, 2015
6.50% Series C	$0.41	June 30, 2015	June 30, 2015	July 15, 2015
6.50% Series C	$0.41	September 30, 2015	September 30, 2015	October 15, 2015

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
As of September 30, 2015 and December 31, 2014, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at September 30, 2015, 9,469 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2015, there were 762,013 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	129,988	$27.17
Granted	46,446	$48.00
Vested	(50,827)	$25.70
Forfeited	(990)	$36.45
Unvested at September 30, 2015	124,617	$35.46
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2015, the Company recognized approximately $0.4 million and $1.2 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2014, the Company recognized approximately $0.4 million and $1.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of September 30, 2015, there was $3.1 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.6 years.
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
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. These awards vest on January 1, 2018. The actual number of common shares that ultimately vest will be determined in 2018 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2016 through December 31, 2017.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
February 8, 2012
Relative Total Shareholder Return	30.00%	$0.7		33.00%	0.34%	2.20%
Absolute Total Shareholder Return	30.00%	$0.6		33.00%	0.34%	2.20%
EBITDA Comparison	40.00%	$0.7		33.00%	0.34%	2.20%

January 30, 2013
Relative Total Shareholder Return	30.00%	$0.7		31.00%	0.41%	2.20%
Absolute Total Shareholder Return	30.00%	$0.5		31.00%	0.41%	2.20%
EBITDA Comparison	40.00%	$0.7		31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7		29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5		29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8		29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	—	(1)	22.00%	0.68%	2.50%
(1)Amounts round to zero.

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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2015, there was approximately $12.2 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.0 years. For the three and nine months ended September 30, 2015, the Company recognized $1.6 million and $4.6 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2014, the Company recognized $2.4 million and $5.2 million, respectively, in expense related to these awards.
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
As of September 30, 2015, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of September 30, 2015, the Company had 236,351 LTIP units outstanding. All LTIP units will vest upon a change in control. As of September 30, 2015, of the 236,351 units outstanding, 9,469 LTIP units have vested, all of which were LTIP Class A units.
For the three and nine months ended September 30, 2015, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these units. For the three and nine months ended September 30, 2014, the Company recognized $0.7 million and $2.0 million, respectively, in expense related to these units. As of September 30, 2015, there was $4.6 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the nine months ended September 30, 2015 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of September 30, 2015 and December 31, 2014, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) attributable to common shareholders	$31,631	$23,737	$52,290	$38,325
Less: dividends paid on unvested share-based compensation	(109)	(125)	(323)	(375)
Undistributed earnings attributable to share-based compensation	(45)	(63)	—	—
Net income (loss) available to common shareholders	$31,477	$23,549	$51,967	$37,950
Denominator:
Weighted-average number of common shares — basic	71,735,129	64,859,494	71,709,380	64,133,134
Effect of dilutive share-based compensation	716,181	486,694	783,533	480,315
Weighted-average number of common shares — diluted	72,451,310	65,346,188	72,492,913	64,613,449

Net income (loss) per share available to common shareholders — basic	$0.44	$0.36	$0.72	$0.59
Net income (loss) per share available to common shareholders — diluted	$0.43	$0.36	$0.72	$0.59
For the three months ended September 30, 2015, 10,533 unvested service condition restricted shares and performance based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.5 million and $17.4 million for the three and nine months ended September 30, 2015, respectively, and $5.3 million and $13.7 million for the three and nine months ended September 30, 2014, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2015 and December 31, 2014, the Company had $14.5 million and $16.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zelos (formerly Hotel Palomar San Francisco) is subject to a long-term hotel lease for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay annual base rent and a percentage rent, which is based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the lease agreement.

The Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) is subject to both a long-term primary ground lease and a secondary sublease. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062.

The Prescott Hotel San Francisco is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 160 guest rooms at the property. The hotel lease expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease assumed was determined to be a capital lease.

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

The ground leases and Hotel Zelos (formerly Hotel Palomar San Francisco) hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.5 million and $9.0 million for the three and nine months ended September 30, 2015, respectively, and $2.5 million and $6.2 million for the three and nine months ended September 30, 2014, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2015	2014
	(in thousands)
Interest paid, net of capitalized interest	$28,011	$19,792
Interest capitalized	$193	$—
Income taxes paid	$2,444	$2,008
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$24,286	$16,609
Distributions payable on preferred shares	$5,550	$5,550
Issuance of common shares for Board of Trustees compensation	$372	$421
Mortgage loans assumed in connection with acquisition	$—	$50,725
Below (above) market rate contracts assumed in connection with acquisition	$20,110	$1,826
Capital lease obligation assumed in connection with acquisition	$—	$10,758
Accrued additions and improvements to hotel properties	$3,370	$2,086
Write-off of fully depreciated furniture, fixtures and equipment	$3,550	$—
Write-off of deferred financing costs	$321	$—

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
Overview

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009, to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of September 30, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,408 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms.

During the nine months ended September 30, 2015, we acquired two hotel properties, the 189-room LaPlaya Beach Resort and LaPlaya Beach Club, in Naples, Florida, for $185.5 million and the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel, in San Francisco, California for $122.0 million. We also successfully increased the borrowing capacity of our senior unsecured revolving credit facility by $150.0 million to $750.0 million and executed two new unsecured term loans for an aggregrate of $225.0 million.
While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues, and enhance property operating margins which we expect will enhance returns to our shareholders. We expect to invest a total of approximately $15.0 million to $25.0 million for the remainder of 2015 on renovation and repositioning projects and other capital improvements.
The U.S. lodging industry is expected to exhibit positive fundamentals for the remainder of 2015, though at more moderate levels than what was experienced year-to-date.  The slowing global economy, weaker job gains, the strength of the U.S. dollar relative to other foreign currencies and softer international inbound travel demand is likely to produce more modest hotel demand growth for the remainder of the year.  However, we believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and nine months ended September 30, 2015 and 2014.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Total Wholly Owned Portfolio
Same-Property Occupancy	87.7%	89.2%	84.2%	85.7%
Same-Property ADR	$257.75	$242.62	$244.09	$228.31
Same-Property RevPAR	$226.14	$216.31	$205.62	$195.61
____________
This schedule of hotel results for the three months ended September 30, 2015 and 2014 includes information from all of the hotels we owned as of September 30, 2015. This schedule of hotel results for the nine months ended September 30, 2015 and 2014 includes information from all of the hotels we owned as of September 30, 2015, except for the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel for Q1 and Q2 in both 2015 and 2014 and Hotel Vintage Portland for Q1 in both 2015 and 2014 because it was closed for renovation for most of the first quarter of 2015. The schedule above does not include the hotel results of the Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At September 30, 2015 and 2014, we had 31 and 25 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three and nine months ended September 30, 2015 and 2014. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property	Location	Acquisition Date	Three Months ended September 30, 2015 and 2014	Nine Months ended September 30, 2015 and 2014
The Prescott Hotel San Francisco	San Francisco, CA	May 22, 2014		X
The Nines, a Luxury Collection Hotel, Portland	Portland, OR	July 17, 2014	X	X
The Westin Colonnade Coral Gables	Miami, FL	November 12, 2014	X	X
Hotel Palomar Los Angeles - Beverly Hills	Los Angeles, CA	November 20, 2014	X	X
Union Station Hotel, Autograph Collection	Nashville, TN	December 10, 2014	X	X
Revere Hotel Boston Common	Boston, MA	December 18, 2014	X	X
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015	X	X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015	X	X
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
Revenues — Total hotel revenues increased by $46.6 million, of which $4.8 million was contributed by our comparable properties and $41.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in ADR at the LeMeridien Delfina Santa Monica, Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf), W Boston, and Hotel Modera, offset by a reduction in revenues due to the closing of the restaurant at the W Los Angeles - West Beverly Hills.
Hotel operating expenses — Total hotel operating expenses increased by $24.0 million. The comparable properties had a net decrease in operating expenses, primarily from a reduction of $0.9 million in expenses due to the closing of the restaurant at the W Los Angeles - West Beverly Hills. The non-comparable properties contributed $24.1 million to the increase.
Depreciation and amortization — Depreciation and amortization expense increased by $7.2 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $3.2 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.7 million primarily as a result of increases in management and franchise transition costs offset by reduction in non-cash share-based compensation costs. In July 2015, we replaced the hotel management company at the Hotel Zelos (formerly Hotel Palomar San Francisco), Argonaut Hotel, The Prescott Hotel San Francisco and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel and incurred approximately $0.8 million in costs related to this transition. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $0.5 million due to no acquisitions during this period compared to the prior year period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest expense — Interest expense increased by $3.8 million , a result of higher debt balances from mortgage assumptions, additional Term Loans and credit facility borrowings in connection with non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased $0.6 million due to a decrease in the net income at the Manhattan Collection joint venture.
Income tax (expense) benefit — Income tax expense decreased $0.2 million due to lower net income at our TRS compared to the prior period.

Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.1 million as a result of the additional issuances of the Series C Preferred Shares in September 2014.
Other comprehensive income (loss) — Other comprehensive loss increased as a result of the change in the fair values of our interest rate swaps.
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
Revenues — Total hotel revenues increased by $134.6 million, of which $14.8 million was contributed by our comparable properties and $119.8 million was contributed by the non-comparable properties. The increase from our comparable properties is primarily a result of increases in ADR at the LeMeridien Delfina Santa Monica and Hotel Modera, offset by a reduction in revenues due to the closing of the restaurant at the W Los Angeles - West Beverly Hills and the temporary closing of the Hotel Vintage Portland for renovations during the first quarter of 2015.
Hotel operating expenses — Total hotel operating expenses increased by $72.6 million. The comparable properties contributed $1.1 million of the increase, which is a result of increases in expenses at our properties offset by a reduction in expenses due to the closing of the restaurant at the W Los Angeles - West Beverly Hills and the renovation at the Hotel Vintage Portland. The remaining $71.5 million of the increase was from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $21.3 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $8.0 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $2.7 million primarily as a result of increases in management and franchise transition costs offset by reduction in non-cash share-based compensation costs. In July 2015, we replaced the hotel management company at the Hotel Zelos (formerly Hotel Palomar San Francisco), Argonaut Hotel, The Prescott Hotel San Francisco and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel and incurred approximately $0.8 million in costs related to this transition. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by $3.5 million due to transfer taxes and other acquisition related costs incurred on the acquisition of the two properties acquired during this period compared to the prior year. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.
Interest expense — Interest expense increased by $9.1 million, a result of higher debt balances from mortgage assumptions, additional Term Loans and senior unsecured credit facility borrowings in connection with the acquisition of properties in 2014 and 2015.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased $2.7 million due to a lower net income at the Manhattan Collection joint venture.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.9 million as a result of the additional issuances of the Series C Preferred Shares in September 2014.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$38,248	$30,439	$72,001	$57,453
Adjustments:
Depreciation and amortization	24,587	17,353	70,677	49,383
Depreciation and amortization from joint venture	2,137	2,269	6,395	6,720
FFO	$64,972	$50,061	$149,073	$113,556
Distribution to preferred shareholders	(6,488)	(6,428)	(19,463)	(18,591)
FFO available to common share and unit holders	$58,484	$43,633	$129,610	$94,965
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$38,248	$30,439	$72,001	$57,453
Adjustments:
Interest expense	11,107	7,278	28,684	19,609
Interest expense from joint venture	2,302	2,302	6,836	6,836
Income tax expense (benefit)	1,937	2,154	2,067	1,941
Depreciation and amortization	24,645	17,396	70,855	49,514
Depreciation and amortization from joint venture	2,137	2,269	6,395	6,720
EBITDA	$80,376	$61,838	$186,838	$142,073
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
Senior Unsecured Credit Facility and Unsecured Term Loan Facilities
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
As of September 30, 2015, we had $175.0 million outstanding under the revolving credit facility and $300.0 million outstanding under the First Term Loan. As of September 30, 2015, we had $275.0 million borrowing capacity remaining under our unsecured revolving credit facility. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under our senior unsecured revolving credit facility from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At September 30, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at September 30, 2015.
On April 13, 2015, we entered into a second unsecured term loan facility ("Second Term Loan"). The Second Term Loan has a $100.0 million capacity and matures in April 2022. We borrowed $100.0 million under this new facility. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on our leverage ratio. We entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.46%.
On June 10, 2015, we entered into a third unsecured term loan facility ("Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. In July 2015, we borrowed $125.0 million under this facility and entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan resulting, in a weighted-average effective interest rate of 3.29%.

Debt Summary
Debt as of September 30, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$175,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	125,000	—
Total term loans			525,000	300,000

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	48,639	49,320
Skamania Lodge	5.44%	February 2016	28,980	29,308
DoubleTree by Hilton Hotel Bethesda -Washington DC	5.28%	February 2016	34,161	34,575
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	63,463	64,462
Hotel Modera	5.26%	July 2016	22,933	23,225
Hotel Monaco Washington DC	4.36%	February 2017	43,114	43,756
Argonaut Hotel	4.25%	March 2017	43,125	44,006
Sofitel Philadelphia	3.90%	June 2017	45,999	46,968
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,192	26,461
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	75,580	77,155
Mortgage loans at stated value			432,186	489,961
Mortgage loan premiums (4)			2,119	4,026
Total mortgage loans			$434,305	$493,987
Total debt			$1,134,305	$843,987
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At September 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding.
(3) The interest rate of 7.39% represents a weighted-average interest rate of the three non-recourse mortgage loans assumed in conjunction with the acquisition of The Nines, a Luxury Collection Hotel, Portland. On March 5, 2015, we repaid these mortgage loans.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco), Embassy Suites San Diego Bay - Downtown, Hotel Modera, and The Nines, a Luxury Collection Hotel, Portland.

On October 6, 2015, we repaid the mortgage loan totaling $48.6 million on the InterContinental Buckhead Atlanta. We intend to repay the mortgages on the Skamania Lodge and DoubleTree by Hilton Hotel Bethesda -Washington DC at or prior to their maturity dates with borrowings under our senior unsecured revolving credit facility.
Issuance of Shares of Beneficial Interest

On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the nine months ended September 30, 2015. As of September 30, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $158.3 million for the nine months ended September 30, 2015. Our cash from operations includes the operating activities of our 31 wholly owned hotels and cash distributions of $9.2 million from the Manhattan Collection joint venture. Our cash provided by operating activities for the nine months ended September 30, 2014 was $118.9 million and relates principally to the 25 wholly owned hotels and operating cash flow distributions received from the Manhattan Collection joint venture at September 30, 2014.
Cash Used in Investing Activities. Our cash used in investing activities was $376.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we purchased two hotels using cash of $305.1 million, invested $74.3 million in improvements to our hotel properties, placed deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $2.8 million. During the nine months ended September 30, 2014, we used $159.5 million of cash, of which we used $125.5 million to purchase two hotels, invested $31.0 million in improvements to our hotel properties, had an increase in restricted cash of $0.7 million and received $1.1 million in property insurance proceeds.
Cash Provided by Financing Activities. Our cash provided by financing activities was $204.2 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we borrowed $380.0 million under our revolving credit facility, repaid $255.0 million under the revolving credit facility, borrowed $225.0 million under our term loan facilities, repaid $57.8 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $2.6 million in deferred financing fees and paid $81.2 million in distributions. For the nine months ended September 30, 2014, cash flows provided by financing activities was $104.7 million, which consisted of the issuance of 3.9 million common shares and 1.0 million Series C Preferred Shares for net proceeds totaling $170.8 million, $130.0 million in borrowings under the revolving credit facility and the repayment of $130.0 million of that amount, the repayment of $6.8 million of mortgage debt and payment of $58.2 million in distributions.
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
For the nine months ended September 30, 2015, we invested $74.3 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $15.0 million to $25.0 million in capital investments for our wholly owned hotels through the remainder of 2015. In March 2015, the Hotel Vintage Plaza Portland was re-opened as Hotel Vintage Portland, after being closed in January 2015 to complete a $10.0 million renovation. The $23.5 million renovation of the W Los Angeles - West Beverly Hills was substantially completed at March 31, 2015 and the $32.0 million renovation of the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) was substantially completed at June 30, 2015. We expect to invest in a $15.0 million to $20.0 million renovation of The Westin Colonnade Coral Gables which began in the third quarter of 2015 and a $35.0 million renovation at The Prescott Hotel San Francisco beginning in the fourth quarter of 2015. The renovation of The Prescott Hotel San Francisco will commence in November, at which time the hotel will be closed and then re-opened as Hotel Zeppelin San Francisco upon completion.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$460,879	$219,659	$169,052	$72,168	$—
Term loans (2)	613,544	16,633	35,261	329,733	231,917
Borrowings under credit facility (3)	185,754	3,230	6,424	176,100	—
Hotel and ground leases (4)	746,311	6,864	13,890	14,211	711,346
Capital lease obligation	36,543	—	292	634	35,617
Membership initiation deposits (5)	31,033	413	—	—	30,620
Purchase commitments (6)	14,203	14,203	—	—	—
Corporate office lease	4,021	365	761	803	2,092
Total	$2,092,288	$261,367	$225,680	$593,649	$1,011,592
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, Second Term Loan and Third Term Loan. At September 30, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2015. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Zelos (formerly Hotel Palomar San Francisco) provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on The Prescott Hotel San Francisco was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

(5)	Represents refundable initiation membership deposits from club members at our LaPlaya Beach Resort and LaPlaya Beach Club.

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

As of September 30, 2015, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of September 30, 2015. We are not guarantors of the joint venture debt except for limited customary carve-outs related to fraud or misapplication of funds.
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
Prior to amending and restating the credit facility agreement in October 2014, we had entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to hedge the LIBOR rate on our borrowings under the term loan facility through July 13, 2017. Upon amending and restating the credit agreement and drawing down the additional $200.0 million under the term loan facility, we entered into additional swap agreements to hedge the full $300.0 million First Term Loan through maturity on January 15, 2020. As of September 30, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million, and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at September 30, 2015.
In connection with entering into the Second Term Loan in April 2015, we entered into additional swap agreements to hedge the interest rate on the full amount. In connection with entering into the Third Term Loan in June 2015, we entered into additional swap agreements in July 2015 to hedge the interest rate on the full amount. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.29%, respectively, based on the Company’s leverage ratio at September 30, 2015.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the nine months ended September 30, 2015, there was $10.7 million in unrealized loss recorded in accumulated other comprehensive income.
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

As of September 30, 2015, $175.0 million of the Company's aggregate indebtedness (15% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 22, 2015	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

†	Filed herewith.

††	Furnished herewith.

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