Form 10-K
period 2015-12-31
Pebblebrook Hotel Trust
filed 2016-02-22
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 70,695,631 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $3.0 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2015.
The number of common shares of beneficial interest outstanding as of February 15, 2016 was 71,946,073.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2016) are incorporated by reference into this Annual Report of Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Annual Report on Form 10-K.
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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,408 guest rooms and a 49% joint venture interest in 6 hotels with a total of 1,787 guest rooms (the "Manhattan Collection joint venture").
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2015, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Los Angeles, Miami, Minneapolis, Nashville, Naples, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have high barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by high barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will likely continue to outperform the national average, as they have in past cyclical recoveries and growth periods.

We perform and utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

•	premier locations, facilities and other competitive advantages not easily replicated;

•	high barriers-to-entry in the market, such as scarcity of development sites, regulatory hurdles, high per-room development costs and long lead times for new development;

•	acquisition prices at a discount to replacement cost;

•	properties not subject to long-term management contracts with hotel management companies;

•	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

•	opportunities to implement value-added operational improvements; and

•	strong demand growth characteristics supported by favorable demographic indicators.

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry. Nationally, new hotel supply growth remains at historically low levels with demand growth continuing to exceed supply growth, causing industry occupancy levels to increase. However, supply growth has increased compared with earlier in the economic cycle, particularly in certain of our markets, as construction financing has become more available and fundamentals continue to strengthen. This may impact the ability of our hotels to increase room rates if increases in room supply become more meaningful.  We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand, as well as mitigate the negative impact from increases in hotel room supply.

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

We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, generally we do not intend to originate any debt financing or purchase any debt where we do not expect to gain ownership of the underlying property. Additionally, we have co-invested, and may in the future co-invest, in hotels with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.
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

Financing Strategies

Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes a senior unsecured credit facility, term loans, unsecured notes, mortgage debt secured by our hotel properties or our leasehold interests on our hotel properties subject to ground leases and may include other unsecured debt in the future.

We anticipate using our senior unsecured revolving credit facility, term loans, senior unsecured notes, common and preferred equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facility from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.

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

The hotel industry is highly competitive. Our hotels compete with other hotels, and alternative lodging marketplaces, for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and room revenue per available room ("RevPAR") of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.

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
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facility, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities or other purposes. We have obtained, and we may in the future obtain, one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT - to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.
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
The credit agreement that governs our existing senior unsecured revolving credit facility and unsecured term loan facility contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
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
Our hotel properties have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. Our TRS lessees engage hotel managers pursuant to management contracts and pay the managers fees for managing the hotels. The TRS lessees receive all the operating profit or losses of the hotels. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotels changes every day. As a result, we may have highly volatile earnings.
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
The increasing use by consumers of Internet travel intermediaries and alternative lodging marketplaces may reduce our revenues.
Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com and Priceline.com. As bookings through these intermediaries increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries are attempting to offer hotel rooms as a commodity, by increasing the importance of price and general indicators of quality (such as “three-star downtown hotel”), at the expense of brand identification or quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. Additional sources of competition, such as alternative lodging marketplaces like Airbnb, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. If the amount of bookings made through Internet travel intermediaries or the use of alternative lodging marketplaces prove to be more significant than we expect, profitability may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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

We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, a number of hotels and hotel management companies have been subject to successful cyber attacks, including those seeking guest credit card information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information or theft of corporate funds and expose us to claims by guests whose personal information is accessed. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to risks associated with the employment of hotel personnel, particularly at those hotels with unionized labor. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, collective bargaining agreements, negotiated between the hotel managers and labor unions, may limit the ability of the hotel managers to reduce the size of hotel workforces during economic downturns. We do not have the ability to control negotiations between hotel managers and labor unions. In addition, we believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies operating these hotels and reduce the profits we receive. If additional employees at our hotels become unionized, this could have a material adverse effect on our business, financial condition and results of operations.
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
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. While we believe that our hotels are substantially in compliance with these requirements, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or damages to private litigants.
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
Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price. In October 2015, we opted out of the classified board provision of Title 8, Subtitle 3 of the MGCL and prohibited ourselves from opting back into that provision without prior approval of our shareholders.
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
Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we have entered into indemnification agreements with our officers and trustees and we may be obligated to fund the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.
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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2015, 5,600,000 shares of our 7.875% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”), 3,400,000 shares of our 8.00% Series B Cumulative Redeemable Preferred Shares (the “Series B Preferred Shares”) and 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $350.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $26.0 million. Holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series A Preferred Shares will be limited to a maximum number of our common shares equal to 2.3234 multiplied by the number of Series A Preferred Shares converted, holders of Series B Preferred Shares will be limited to a maximum number of our common shares equal to 3.4483 multiplied by the number of Series B Preferred Shares converted and holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to 2.0325 multiplied by the number of Series C Preferred Shares converted. In addition, those features of the Series A Preferred Shares, the Series B Preferred Shares and the Series C Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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
A REIT may own up to 100 percent of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35 percent of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25 percent (20 percent for taxable years beginning after December 31, 2017) of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100 percent excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 25 percent (20 percent for taxable years beginning after December 31, 2017) of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 25 percent and 20 percent limitations discussed above or to avoid application of the 100 percent excise tax discussed above.
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
We believe that our Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of our Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25 percent (20 percent for taxable years beginning December 31, 2017) the value of our total assets can be represented by the securities of one or more TRSs and no more than 25 percent of our assets can be represented by debt of "publicly offered REITs" that is not secured by real property or interests in real property. The Code provides that temporary investments of new capital in stock or debt instruments for the period of one year beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
If our subsidiary REITs failed to qualify as REITs, we could be subject to higher taxes and could fail to remain qualified as REITs.
Our Operating Partnership owns 100% of the common shares of a subsidiary REIT that has elected to be taxed as a REIT under the federal income tax laws and 100% of the common shares of a subsidiary REIT that will elect to be taxed as a REIT under the federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If one or both of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to qualify as a REIT, such subsidiary REITs would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

We lease our headquarters located at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814.

At December 31, 2015, we had 31 wholly owned hotels with a total of 7,408 guest rooms and had a 49% equity interest in 6 hotels with a total of 1,787 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2015, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	DoubleTree by Hilton Hotel Bethesda -Washington DC		June 4, 2010	Bethesda, MD	270
2.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
3.	InterContinental Buckhead Atlanta		July 1, 2010	Buckhead, GA	422
4.	Hotel Monaco Washington DC	(1) (2)	September 9, 2010	Washington, D.C.	183
5.	The Grand Hotel Minneapolis		September 29, 2010	Minneapolis, MN	140
6.	Skamania Lodge		November 3, 2010	Stevenson, WA	254
7.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
8.	Sofitel Philadelphia	(1)	December 3, 2010	Philadelphia, PA	306
9.	Argonaut Hotel	(1) (2)	February 16, 2011	San Francisco, CA	252
10.	The Westin San Diego Gaslamp Quarter	(1)	April 6, 2011	San Diego, CA	450
11.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
12.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
13.	Viceroy Miami		May 26, 2011	Miami, FL	148
14.	W Boston		June 8, 2011	Boston, MA	235
15.	Hotel Zetta		April 4, 2012	San Francisco, CA	116
16.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
17.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
18.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
19.	Hotel Zelos (formerly Hotel Palomar San Francisco)	(1) (3)	October 25, 2012	San Francisco, CA	202
20.	Embassy Suites San Diego Bay - Downtown	(1)	January 29, 2013	San Diego, CA	341
21.	The Redbury Hollywood		August 8, 2013	Hollywood, CA	57
22.	Hotel Modera	(1)	August 28, 2013	Portland, OR	174
23.	Hotel Zephyr Fisherman's Wharf	(2)	December 9, 2013	San Francisco, CA	361
24.	The Prescott Hotel San Francisco	(3)	May 22, 2014	San Francisco, CA	164
25.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
26.	The Westin Colonnade Coral Gables		November 12, 2014	Miami, FL	157
27.	Hotel Palomar Los Angeles - Beverly Hills	(2)	November 20, 2014	Los Angeles, CA	264
28.	Union Station Hotel, Autograph Collection	(2)	December 10, 2014	Nashville, TN	125
29.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
30.	LaPlaya Beach Resort and LaPlaya Beach Club		May 21, 2015	Naples, FL	189
31.	The Tuscan Fisherman's Wharf, a Best Western Plus Hotel		June 11, 2015	San Francisco, CA	221
	Total number of guest rooms				7,408

	(1) This property is subject to mortgage debt at December 31, 2015.
	(2) This property is subject to a long-term ground lease.
	(3) This property is subject to a long-term hotel lease.

The following table sets forth certain information about the six hotels in which we own a 49% equity interest through the Manhattan Collection joint venture as of December 31, 2015. Operating results for these hotels are included in our consolidated financial statements using the equity method.

Property	Date Acquired	Location	Number of Guest Rooms
1. Manhattan NYC (1)	July 29, 2011	New York, NY	618
2. Shelburne NYC (1)	July 29, 2011	New York, NY	325
3. Dumont NYC (1)	July 29, 2011	New York, NY	252
4. Fifty NYC (1)	July 29, 2011	New York, NY	251
5. Gardens NYC (1)	July 29, 2011	New York, NY	132
6. The Benjamin (1)	July 29, 2011	New York, NY	209
Total number of guest rooms			1,787

(1) This property is subject to mortgage debt at December 31, 2015.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Benchmark Hospitality International, Davidson Hotels and Resorts, Denihan Hospitality Group, Destination Hotels and Resorts, HEI Hotels and Resorts, InterContinental Hotels Group, Kimpton Hotels and Restaurants, Morgans Hotel Group, Noble House Hotels & Resorts, OLS Hotels and Resorts, Pyramid Hotel Group, Sage Hospitality Resources, sbe Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts and Viceroy Hotel Group.

Our management agreements generally have the terms described below:

•	Base Management Fees. Our management agreements generally provide for the payment of base management fees between 2% and 4% of the applicable hotel's revenues, as determined in the agreements.

•
Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Some of our management agreements provide for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Two of our management agreements have a maximum incentive fee of 2.5% of revenue.

•	Terms. The terms of our management agreements range from 5 years to 20 years not including renewals, and 5 years to 52 years including renewals.

•
Ability to Terminate.  Many of our management agreements are terminable at will by us upon payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to five times the annual base management and incentive management fees, depending on the agreement and the reason for termination.

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

•
Furniture, Fixtures and Equipment Replacements.  We are required to invest in the hotels and to provide all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once a year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine capital repairs to be performed in the following year and an estimate of funds that are necessary for our review and approval. To fund the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel (typically 4.0%) is either deposited by the manager in an escrow account or held by us, as owner.

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

Franchise Agreements

We have franchise agreements for the following hotels: the DoubleTree by Hilton Hotel Bethesda -Washington DC; the Le Meridien Delfina Santa Monica; the Embassy Suites San Diego Bay - Downtown; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Union Station Hotel, Autograph Collection; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately four to five percent of gross room revenues. The franchise agreements for the respective hotels expire as follows:

Property	Expiration Date
DoubleTree by Hilton Hotel Bethesda -Washington DC	June 2020
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
The Nines, a Luxury Collection Hotel, Portland	October 2033
The Westin Colonnade Coral Gables	January 2017
Union Station Hotel, Autograph Collection	January 2032
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	November 2016

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

The Hotel Zelos (formerly Hotel Palomar San Francisco) is subject to a long-term hotel lease agreement that covers the hotel premises. The hotel lease agreement requires us to make rental payments, based on the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. This hotel lease agreement expires in 2097.

The Hotel Zephyr Fisherman's Wharf is subject to a long-term primary ground lease agreement and secondary sublease agreements that cover all the land underlying the hotel and retail suites of the property. Through 2016, the primary ground lease requires us to make base rental payments and percentage rental payments based on a percentage of hotel and retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires us to pay percentage rent based on total hotel, retail and parking revenues. The secondary sublease requires us to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The primary ground lease expires in 2062. The secondary sublease expires in April 2016 at which time the hotel will only be subject to the primary ground lease through its maturity in 2062.

The Prescott Hotel San Francisco is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 164 guest rooms at the property. The hotel lease expires in 2059, with a one-time extension option of 30 years. We are required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term.

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. We are required to pay annual base rent of approximately $3.5 million through January 2016 which is adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. We are required to pay the greater of annual base rent of $0.1 million or annual real property taxes.
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
PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$50.11	$44.59	$0.31	$35.09	$29.36	$0.23
Second Quarter	$46.57	$41.35	$0.31	$37.12	$33.23	$0.23
Third Quarter	$46.24	$35.00	$0.31	$39.17	$36.40	$0.23
Fourth Quarter	$38.52	$27.67	$0.31	$46.88	$36.76	$0.23
The closing price per share of our common shares on December 31, 2015, as reported by the NYSE, was $28.02.
Shareholder Information

On February 15, 2016, there were 33 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2010, to the NYSE closing price per share on December 31, 2015, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2010 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2010	Value of Investment at December 31, 2011	Value of Investment at December 31, 2012	Value of Investment at December 31, 2013	Value of Investment at December 31, 2014	Value of Investment at December 31, 2015
Pebblebrook Hotel Trust	$100.00	$96.86	$119.12	$162.30	$246.62	$156.58
Russell 2000 Index	$100.00	$95.82	$111.53	$154.82	$162.40	$155.24
FTSE NAREIT Equity Index	$100.00	$108.29	$129.73	$133.44	$170.85	$175.68

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
For income tax purposes, distributions paid per share were characterized as follows:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$1.1715	98.21%	$0.9108	100.00%	$0.6000	100.00%
Qualified dividend	0.0213	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.1928	100.00%	$0.9108	100.00%	$0.6000	100.00%

Series A Preferred Shares:
Ordinary income	$1.9336	98.21%	$2.3948	100.00%	$2.0349	100.00%
Qualified dividend	0.0352	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9688	100.00%	$2.3948	100.00%	$2.0349	100.00%

Series B Preferred Shares:
Ordinary income	$1.9643	98.21%	$2.4328	100.00%	$2.0672	100.00%
Qualified dividend	0.0357	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$2.0000	100.00%	$2.4328	100.00%	$2.0672	100.00%

Series C Preferred Shares:
Ordinary income	$1.5960	98.22%	$1.9767	100.00%	$0.9890	100.00%
Qualified dividend	0.0290	1.78%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.9767	100.00%	$0.9890	100.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.

The common distribution declared on December 13, 2013 and paid on January 15, 2014 was treated as a 2014 distribution for tax purposes. For tax purposes, $0.4261, $0.4328 and $0.3517 of the Series A, Series B and Series C preferred share distributions, respectively, declared on December 13, 2013 and paid on January 15, 2014 were treated as 2014 distributions.

Of the common distribution declared on December 15, 2014 and paid on January 15, 2015, $0.1692 was treated as a 2015 distribution for tax purposes. The preferred share distributions declared on December 15, 2014 and paid on January 15, 2015, were treated as 2014 distributions for tax purposes.

Of the common distribution declared on December 15, 2015 and paid on January 15, 2016, $0.2164 was treated as a 2016 distribution for tax purposes. The preferred share distributions declared on December 15, 2015 and paid on January 15, 2016, were treated as 2015 distributions for tax purposes.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2015. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	762,013
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	762,013

During the year ended December 31, 2015, certain of our employees chose to have us acquire from such employees an aggregate of 84,835 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $48.25 per share.
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

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per-share data)
Revenues:
Room	$526,573	$410,600	$321,630	$239,218	$177,479
Food and beverage	190,852	148,114	136,531	117,752	92,898
Other operating	53,439	40,062	31,056	23,718	17,610
Total revenues	770,864	598,776	489,217	380,688	287,987
Expenses:
Hotel operating expenses:
Room	124,090	102,709	83,390	63,213	47,570
Food and beverage	128,816	104,843	100,244	86,369	65,783
Other direct and indirect	215,169	166,435	140,564	112,002	88,001
Total hotel operating expenses	468,075	373,987	324,198	261,584	201,354
Depreciation and amortization	95,872	68,324	55,570	42,794	30,945
Real estate taxes, personal property taxes, property insurance and ground rent	46,947	36,878	31,052	20,187	14,709
General and administrative	27,649	26,349	17,166	16,777	11,460
Hotel acquisition costs	4,686	1,973	3,376	2,234	3,392
Total operating expenses	643,229	507,511	431,362	343,576	261,860
Operating income (loss)	127,635	91,265	57,855	37,112	26,127
Interest income	2,511	2,529	2,620	224	868
Interest expense	(38,774)	(27,065)	(23,680)	(14,932)	(13,653)
Other	—	—	—	—	85
Equity in earnings (loss) of joint venture	6,213	10,065	7,623	5,970	2,336
Income (loss) before income taxes	97,585	76,794	44,418	28,374	15,763
Income tax (expense) benefit	(2,590)	(3,251)	(1,226)	(1,866)	(564)
Net income (loss)	94,995	73,543	43,192	26,508	15,199
Net income (loss) attributable to non-controlling interests	327	677	274	429	343
Net income (loss) attributable to the Company	94,668	72,866	42,918	26,079	14,856
Distributions to preferred shareholders	(25,950)	(25,079)	(22,953)	(17,825)	(10,413)
Net income (loss) attributable to common shareholders	$68,718	$47,787	$19,965	$8,254	$4,443
Net income (loss) per share available to common shareholders, basic	$0.95	$0.72	$0.32	$0.14	$0.08
Net income (loss) per share available to common shareholders, diluted	$0.94	$0.71	$0.32	$0.14	$0.08
Weighted-average number of common shares, basic	71,715,870	65,646,712	61,498,389	55,806,543	47,921,200
Weighted-average number of common shares, diluted	72,384,289	66,264,118	61,836,741	55,955,497	47,966,307

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,673,584	$2,343,690	$1,717,611	$1,417,229	$1,127,484
Investment in joint venture	248,794	258,828	260,304	283,011	171,765
Cash and cash equivalents	26,345	52,883	55,136	85,900	65,684
Total assets	3,062,930	2,770,484	2,116,931	1,846,162	1,416,632
Senior unsecured revolving credit facility	165,000	50,000	—	—	—
Term loans	525,000	300,000	100,000	100,000	—
Senior unsecured notes	100,000	—	—	—	—
Mortgage debt	320,054	493,987	454,247	368,508	251,539
Total shareholders' equity	1,758,389	1,781,091	1,473,339	1,312,951	1,113,251

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
Overview
The U.S. lodging industry continued to exhibit positive fundamentals in 2015, though at more moderate levels than what was expected and experienced in previous years.  The slowing global economy, weaker job gains, the strength of the U.S. dollar relative to other foreign currencies and softer international inbound travel demand are likely to produce more modest hotel demand growth for 2016.  As a result of these factors and greater supply on average in many of the larger urban markets like New York and Washington, D.C., we expect that the urban markets will continue to under-perform the U.S. lodging industry’s RevPAR growth in 2016.  We remain encouraged with the opportunities throughout our portfolio, as well as the momentum we have been gaining at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values.
During the year ended December 31, 2015, we acquired two hotel properties, the 189-room LaPlaya Beach Resort and LaPlaya Beach Club, in Naples, Florida, for $185.5 million and the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel, in San Francisco, California for $122.0 million. We also increased the borrowing capacity of our senior unsecured revolving credit facility by $150.0 million to $750.0 million, and executed two new unsecured term loans and two new unsecured notes for aggregate proceeds of $325.0 million. In addition, we repaid all the mortgage loans of $162.3 million in aggregate on The Nines, a Luxury Collection Hotel, Portland, InterContinental Buckhead Atlanta, Skamania Lodge and DoubleTree by Hilton Hotel Bethesda -Washington DC.
While we do not operate our hotel properties, both our asset management team and our executive management team monitor and work cooperatively with our hotel managers by advising and making recommendations in all aspects of our hotels’ operations, including property positioning and repositioning, revenue and expense management, operations analysis, physical design, renovation and capital improvements, guest experience and overall strategic direction. Through these efforts, we seek to improve property efficiencies, lower costs, maximize revenues and enhance property operating margins, which we expect will enhance returns to our shareholders.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the years ended December 31, 2015 and 2014.

	For the year ended December 31,
	2015	2014
Total Wholly Owned Portfolio
Same-Property Occupancy	83.3%	84.3%
Same-Property ADR	$241.39	$227.77
Same-Property RevPAR	$200.99	$192.07

The table above includes information from all of the hotels we owned as of December 31, 2015, except for the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel for the first and second quarters of both 2015 and 2014 and Hotel Vintage Portland for the first quarter of both 2015 and 2014 because it was closed during the first quarter of 2015 for renovation and The Prescott Hotel San Francisco for the fourth quarter of both 2015 and 2014 because it was closed during the fourth quarter of 2015 for renovation. The table above does not include the hotel results of the Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At December 31, 2015 and 2014, we had 31 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the years ended December 31, 2015, 2014 and 2013. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property	Location	Acquisition Date	Years ended 2015 and 2014	Years ended 2014 and 2013
Embassy Suites San Diego Bay - Downtown	San Diego, CA	January 29, 2013		X
The Redbury Hollywood	Hollywood, CA	August 8, 2013		X
Hotel Modera	Portland, OR	August 28, 2013		X
Hotel Zephyr Fisherman's Wharf	San Francisco, CA	December 9, 2013		X
The Prescott Hotel San Francisco	San Francisco, CA	May 22, 2014	X	X
The Nines, a Luxury Collection Hotel, Portland	Portland, OR	July 17, 2014	X	X
The Westin Colonnade Coral Gables	Miami, FL	November 12, 2014	X	X
Hotel Palomar Los Angeles - Beverly Hills	Los Angeles, CA	November 20, 2014	X	X
Union Station Hotel, Autograph Collection	Nashville, TN	December 10, 2014	X	X
Revere Hotel Boston Common	Boston, MA	December 18, 2014	X	X
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015	X	X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015	X	X
Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Revenues — Total hotel revenues increased by $172.1 million, of which $21.9 million was contributed by the comparable properties and $150.2 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in ADR at the Le Meridien Delfina Santa Monica, The Westin San Diego Gaslamp Quarter, Embassy Suites San Diego Bay - Downtown and W Boston, offset by a reduction in revenues due to the closing of the restaurant at the W Los Angeles - West Beverly Hills.
Hotel operating expenses — Total hotel operating expenses increased by $94.1 million. The comparable properties contributed $4.9 million of the increase, which was partially offset primarily by a reduction of $3.6 million in expenses due to the closing of the restaurant at the W Los Angeles - West Beverly Hills. The non-comparable properties contributed $89.2 million to the increase.
Depreciation and amortization — Depreciation and amortization expense increased by $27.5 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $10.1 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses increased by $1.3 million primarily as a result of increases in pre-opening and management and franchise transition costs offset by a reduction in non-cash share-based compensation costs. In July 2015, we replaced the hotel management company at the Hotel Zelos (formerly Hotel Palomar San Francisco), Argonaut Hotel, The Prescott Hotel San Francisco and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel and incurred approximately $1.4 million in costs related to such replacement. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs increased by $2.7 million due to transfer taxes and other acquisition-related costs incurred in connection with the acquisitions of the two properties acquired during the period compared to the prior period. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments. As a result, these costs are generally higher when more properties are acquired or when we have significant ongoing acquisition activity.

Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $11.7 million, a result of additional term loans, issuance of senior unsecured notes and credit facility borrowings in connection with the acquisition of the non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased $3.9 million due to a decrease in revenues primarily as a result of decreases in ADR at the Manhattan Collection joint venture properties.
Income tax (expense) benefit — Income tax expense decreased $0.7 million due to lower net income at our TRS compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased $0.9 million as a result of the issuance of additional Series C Preferred Shares in September 2014.
Other comprehensive income (loss) — Other comprehensive loss increased as a result of the change in the fair values of our interest rate swaps.
Comparison of the year ended December 31, 2014 to the year ended December 31, 2013
Revenues — Total hotel revenues increased by $109.6 million, of which $28.6 million was contributed by the comparable properties and $81.0 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in revenues from our West Coast properties as a result of increases in ADR as well as an increase in revenue from Hotel Zetta, which was closed for renovation in late 2012 and, after re-opening in March 2013, was ramping up operations throughout 2013.
Hotel operating expenses — Total hotel operating expenses increased by $49.8 million. The comparable properties contributed $3.7 million of the increase, which is a result of cost increases resulting from increased revenues, partially offset by cost reduction initiatives, including closing and leasing restaurant space to third parties at the W Boston, Mondrian Los Angeles and W Los Angeles - West Beverly Hills. The remaining $46.1 million of the increase was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $12.8 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $5.8 million primarily due to the 2013 and 2014 acquisitions, of which the Hotel Zephyr Fisherman's Wharf, The Prescott Hotel San Francisco, Hotel Palomar Los Angeles - Beverly Hills and the Union Station Hotel, Autograph Collection are subject to ground or hotel leases.
Corporate general and administrative — Corporate general and administrative expenses increased by $9.2 million primarily as a result of increases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition costs — Hotel acquisition costs decreased by $1.4 million due to termination fees incurred in connection with the acquisition of the Embassy Suites San Diego Bay - Downtown in January 2013 and transfer taxes related to the acquisition of the Hotel Zephyr Fisherman's Wharf in December 2013.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $3.4 million as a result of higher debt balances from mortgage assumptions in connection with the non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture increased $2.4 million due to increases in revenues as a result of increases in ADR at the Manhattan Collection joint venture hotels.
Income tax (expense) benefit — Income tax expense increased $2.0 million due to higher net income of our TRS compared to the prior period.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Net income (loss)	$94,995	$73,543	$43,192
Adjustments:
Depreciation and amortization	95,634	68,136	55,398
Depreciation and amortization from joint venture	8,574	9,025	8,892
FFO	$199,203	$150,704	$107,482
Distribution to preferred shareholders	(25,950)	(25,079)	(22,953)
FFO available to common share and unit holders	$173,253	$125,625	$84,529
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013
Net income (loss)	$94,995	$73,543	$43,192
Adjustments:
Interest expense	38,774	27,065	23,680
Interest expense from joint venture	9,137	9,137	8,902
Income tax expense (benefit)	2,590	3,251	1,226
Depreciation and amortization	95,872	68,324	55,570
Depreciation and amortization from joint venture	8,574	9,025	8,892
EBITDA	$249,942	$190,345	$141,462
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

Revenue Recognition

Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company recognizes revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within other revenues on the consolidated statements of operations over the expected life of an active membership. These revenue sources are affected by conditions impacting the travel and hospitality industry as well as competition from other hotels and businesses in similar markets.

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
Senior Unsecured Revolving Credit Facility, Unsecured Term Loan Facilities and Senior Unsecured Notes
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and unsecured term loan facility. On May 19, 2015, we exercised the agreement's accordion feature to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. Our $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility (the "Revolver") and a $300.0 million unsecured term loan (the "First Term Loan"). The Revolver matures in January 2019 with options to extend the maturity date to January 2020 and the First Term Loan matures in January 2020.
As of December 31, 2015, we had $165.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of December 31, 2015, we had $285.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and from the net proceeds of issuances of additional equity and debt securities, as market conditions permit.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At December 31, 2015, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at December 31, 2015.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. We borrowed $100.0 million under this new facility in 2015. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on our leverage ratio. We entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.46%, based on the Company's leverage ratio at December 31, 2015.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January

2021. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. On July 10, 2015, we borrowed $125.0 million under this facility and entered into interest rate swaps to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.29%, based on the Company's leverage ratio at December 31, 2015.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

On January 5, 2016, we exercised the accordion options on our Second Term Loan and Third Term Loan and increased the borrowing capacities of both by $75.0 million to $175.0 million and $200.0 million, respectively. We drew down a total of $150.0 million from both facilities. The additional borrowing on the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on our leverage ratio. We entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at December 31, 2015.

Debt Summary
Debt as of December 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$165,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	125,000	—
Total term loans			525,000	300,000

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	—
Series B Notes	4.93%	December 2025	40,000	—
Total senior unsecured notes			100,000	—

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	—	49,320
Skamania Lodge	5.44%	February 2016	—	29,308
DoubleTree by Hilton Hotel Bethesda -Washington DC	5.28%	February 2016	—	34,575
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	63,116	64,462
Hotel Modera	5.26%	July 2016	22,833	23,225
Hotel Monaco Washington DC	4.36%	February 2017	42,895	43,756
Argonaut Hotel	4.25%	March 2017	42,823	44,006
Sofitel Philadelphia	3.90%	June 2017	45,668	46,968
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,098	26,461
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	75,040	77,155
Mortgage loans at stated value			318,473	489,961
Mortgage loan premiums (4)			1,581	4,026
Total mortgage loans			$320,054	$493,987
Total debt			$1,110,054	$843,987
_____________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Second Term Loan and the Third Term Loan. At December 31, 2015 and December 31, 2014, we had interest rate swaps on the full amounts outstanding.
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

On October 6, 2015, we repaid the $48.6 million mortgage loan on the InterContinental Buckhead Atlanta. On November 6, 2015, we repaid the $28.9 million mortgage loan on the Skamania Lodge and the $34.1 million mortgage loan on the DoubleTree by Hilton Hotel Bethesda -Washington DC.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale of our common shares having an aggregate offering price of up to $175.0 million from time to time, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the year ended December 31, 2015. As of December 31, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility and the proceeds from offerings of our equity securities. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $220.7 million for the year ended December 31, 2015. Our cash from operations includes the operating activities of our 31 wholly owned hotels and cash distributions of $13.9 million from the Manhattan Collection joint venture. Our cash provided by operating activities for the year ended December 31, 2014 was $161.3 million and relates principally to the 29 wholly owned hotels and operating cash flow distributions of $9.2 million received from the Manhattan Collection joint venture.
Cash Used in Investing Activities. Our cash used in investing activities was $399.9 million for the year ended December 31, 2015. During the year ended December 31, 2015, we purchased two hotels investing $305.1 million, invested $99.8 million in improvements to our hotel properties, placed deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $5.3 million. During the year ended December 31, 2014, we used $631.3 million of cash, of which we invested $575.7 million to purchase six hotels, invested $52.6 million in improvements to our hotel properties, used $1.1 million to purchase corporate equipment and furniture and received $1.1 million in property insurance proceeds.
Cash Provided by Financing Activities. Our cash provided by financing activities was $152.6 million for the year ended December 31, 2015. During the year ended December 31, 2015, we borrowed $490.0 million under the Revolver, repaid $375.0 million under the Revolver, borrowed $225.0 million under our term loan facilities, borrowed $100.0 million by issuing unsecured notes, repaid $171.5 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $3.3 million in deferred financing fees, paid $110.0 million in distributions and had other financing activities of $1.5 million. For the year ended December 31, 2014, cash flows provided by financing activities was $467.8 million, which consisted of the issuance of 7.5 million common shares and 1.0 million Series C Preferred Shares for net proceeds totaling $316.9 million. We also borrowed $180.0 million under the Revolver, repaid $130.0 million from the Revolver, borrowed $200.0 million under our term loan facility, repaid $9.1 million of mortgage debt, paid $80.4 million in distributions and paid $9.6 million in other transactions.
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

For the year ended December 31, 2015, we invested $99.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $95.0 million to $105.0 million in capital investments for our wholly owned hotels in 2016. In March 2015, the Hotel Vintage Plaza Portland was re-opened as Hotel Vintage Portland, after being closed in January 2015 for a $10.0 million renovation. The $23.5 million renovation of the W Los Angeles - West Beverly Hills was substantially completed at March 31, 2015 and the $32.0 million renovation of the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) was substantially completed at June 30, 2015. We expect to invest in a $15.0 million to $20.0 million renovation of The Westin Colonnade Coral Gables which began in the third quarter of 2015, $35.0 million renovation at The Prescott Hotel San Francisco which began in the fourth quarter of 2015, and a $16.0 million renovation at the Union Station Hotel, Autograph Collection. The Westin Colonnade Coral Gables and Union Station Hotel, Autograph Collection will remain open during its renovation. The renovation of The Prescott Hotel San Francisco commenced, and the hotel was closed, in November 2015 and the hotel will be re-opened as Hotel Zeppelin San Francisco upon completion, which is expected to occur by the second quarter of 2016.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$341,768	$104,512	$166,330	$70,926	$—
Term loans (2)	609,408	16,633	35,705	327,069	230,001
Unsecured notes (1)	142,899	4,872	9,717	9,730	118,580
Borrowings under credit facility (3)	175,386	3,422	6,824	165,140	—
Hotel and ground leases (4)	744,602	6,873	13,937	14,229	709,563
Capital lease obligation	36,543	—	368	643	35,532
Membership initiation deposits (5)	32,088	398	—	—	31,690
Purchase commitments (6)	22,472	22,472	—	—	—
Corporate office lease	3,930	368	766	808	1,988
Total	$2,109,096	$159,550	$233,647	$588,545	$1,127,354
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for all three of the term loans. At December 31, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2015. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

As of December 31, 2015, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of December 31, 2015. At December 31, 2015, the five hotel properties securing the joint venture’s $410.0 million loan entered a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including us, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold.
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
As of December 31, 2015, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at December 31, 2015.
During 2015, we entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.29%, respectively, based on the Company’s leverage ratio at December 31, 2015.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2015, there was $4.4 million in unrealized loss recorded in accumulated other comprehensive income. The ineffectiveness of our interest rate swap derivatives was immaterial for the year ended December 31, 2015.

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

	2016	2017	2018	2019	2020	Thereafter	Total
Liabilities
Fixed rate debt	$91,993	$155,908	$2,366	$2,456	$65,752	$100,000	$418,475
Average interest rate	5.88%	4.45%	3.69%	3.69%	3.69%	4.79%	4.72%
Variable rate debt	$—	$—	$—	$165,000	$300,000	$225,000	$690,000
Average interest rate (1)	—%	—%	—%	2.04%	3.51%	3.37%	3.11%
Total	$91,993	$155,908	$2,366	$167,456	$365,752	$325,000	$1,108,475

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2015 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2015, the estimated fair value of our fixed rate debt was $465.4 million.
As of December 31, 2015, $165.0 million of the Company's aggregate indebtedness (15% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

We acquired the The Tuscan Fisherman's Wharf, a Best Western Plus Hotel on June 11, 2015 and have excluded the hotel operations of this property from our assessment of effectiveness of internal control over financial reporting as of December 31, 2015. This hotel has aggregate hotel-level assets and liabilities of $0.4 million and $1.3 million, respectively, and hotel revenues and expenses of $12.1 million and $6.0 million, respectively, as of and for the year ended December 31, 2015.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2016 Annual Meeting of Shareholders.

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

3.4
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

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

10.5*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A filed on November 10, 2009 (File No. 333-162412)).

10.6*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.10 below).

10.7*
Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.9*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.10*
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

10.11
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.12
Assignment and Assumption of GSA Lease, dated September 9, 2010, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.13
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

10.14
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

10.15
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

10.16
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

10.17
Assignment and Assumption of Historical Lease, dated February 16, 2011, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.18
Contribution Agreement, dated as of June 20, 2011, by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.19	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.20
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.21
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.22
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.23
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.24*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

10.25*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.26*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.27
Agreement of Purchase and Sale, dated as of October 7, 2014, by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

10.28
Third Amended and Restated Credit Agreement, dated as of October 16, 2014, among Pebblebrook Hotel, L.P., as the Borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the Borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571).

10.29
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as a guarantor, Bank of America, N.A., certain guarantors and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.30
Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.31
Credit Agreement, dated as of June 10, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.32*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2015 (File No. 001-34571)).

10.33†
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America.

12.1†	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	February 22, 2016	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JON E. BORTZ	Chairman, President and Chief Executive Officer (principal executive officer)	February 22, 2016
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 22, 2016
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 22, 2016
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 22, 2016
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 22, 2016
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 22, 2016
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 22, 2016
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 22, 2016
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trust's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2016, expressed an unqualified opinion on the effectiveness of Pebblebrook Hotel Trust's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 22, 2016

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust's (Pebblebrook) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pebblebrook's internal control over financial reporting based on our audit.

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

In our opinion, Pebblebrook maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management has excluded from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, the internal control over financial reporting for the operations of a hotel which was acquired on June 11, 2015 comprising hotel level assets and liabilities of $0.4 million and $1.3 million, respectively, and hotel revenues and expenses of $12.1 million and $6 million, respectively, included in the consolidated balance sheet and statement of operations and comprehensive income as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Pebblebrook also excluded an evaluation of the internal control over financial reporting for these hotel level assets, liabilities, revenues and expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 22, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 22, 2016

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2015	December 31, 2014

ASSETS
Investment in hotel properties, net	$2,673,584	$2,343,690
Investment in joint venture	248,794	258,828
Ground lease asset, net	30,218	30,891
Cash and cash equivalents	26,345	52,883
Restricted cash	9,453	16,383
Hotel receivables (net of allowance for doubtful accounts of $243 and $139, respectively)	25,062	21,320
Deferred financing costs, net	7,141	6,246
Prepaid expenses and other assets	42,333	40,243
Total assets	$3,062,930	$2,770,484
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$165,000	$50,000
Term loans	525,000	300,000
Senior unsecured notes	100,000	—
Mortgage debt (including mortgage loan premium of $1,581 and $4,026, respectively)	320,054	493,987
Accounts payable and accrued expenses	141,897	106,828
Advance deposits	17,726	11,583
Accrued interest	2,550	2,382
Distribution payable	29,869	23,293
Total liabilities	1,302,096	988,073
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $350,000 at December 31, 2015 and $350,000 at December 31, 2014), 100,000,000 shares authorized; 14,000,000 shares issued and outstanding at December 31, 2015 and 14,000,000 shares issued and outstanding at December 31, 2014	140	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,735,129 issued and outstanding at December 31, 2015 and 71,553,481 issued and outstanding at December 31, 2014	717	716
Additional paid-in capital	1,868,047	1,864,739
Accumulated other comprehensive income (loss)	(4,750)	(341)
Distributions in excess of retained earnings	(105,765)	(84,163)
Total shareholders’ equity	1,758,389	1,781,091
Non-controlling interests	2,445	1,320
Total equity	1,760,834	1,782,411
Total liabilities and equity	$3,062,930	$2,770,484
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2015	2014	2013
Revenues:
Room	$526,573	$410,600	$321,630
Food and beverage	190,852	148,114	136,531
Other operating	53,439	40,062	31,056
Total revenues	770,864	598,776	489,217
Expenses:
Hotel operating expenses:
Room	124,090	102,709	83,390
Food and beverage	128,816	104,843	100,244
Other direct and indirect	215,169	166,435	140,564
Total hotel operating expenses	468,075	373,987	324,198
Depreciation and amortization	95,872	68,324	55,570
Real estate taxes, personal property taxes, property insurance, and ground rent	46,947	36,878	31,052
General and administrative	27,649	26,349	17,166
Hotel acquisition costs	4,686	1,973	3,376
Total operating expenses	643,229	507,511	431,362
Operating income (loss)	127,635	91,265	57,855
Interest income	2,511	2,529	2,620
Interest expense	(38,774)	(27,065)	(23,680)
Equity in earnings (loss) of joint venture	6,213	10,065	7,623
Income (loss) before income taxes	97,585	76,794	44,418
Income tax (expense) benefit	(2,590)	(3,251)	(1,226)
Net income (loss)	94,995	73,543	43,192
Net income (loss) attributable to non-controlling interests	327	677	274
Net income (loss) attributable to the Company	94,668	72,866	42,918
Distributions to preferred shareholders	(25,950)	(25,079)	(22,953)
Net income (loss) attributable to common shareholders	$68,718	$47,787	$19,965
Net income (loss) per share available to common shareholders, basic	$0.95	$0.72	$0.32
Net income (loss) per share available to common shareholders, diluted	$0.94	$0.71	$0.32
Weighted-average number of common shares, basic	71,715,870	65,646,712	61,498,389
Weighted-average number of common shares, diluted	72,384,289	66,264,118	61,836,741

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2015	2014	2013

Comprehensive Income:
Net income (loss)	$94,995	$73,543	$43,192
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(4,409)	(1,427)	1,386
Comprehensive income (loss)	90,586	72,116	44,578
Comprehensive income (loss) attributable to non-controlling interests	313	665	287
Comprehensive income (loss) attributable to the Company	$90,273	$71,451	$44,291
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2012	9,000,000	$90	60,955,090	$610	$1,362,349	$(300)	$(49,798)	$1,312,951	$141	$1,313,092
Issuance of shares, net of offering costs	4,000,000	40	2,701,893	27	175,508	—	—	175,575	—	175,575
Issuance of common shares for Board of Trustee compensation	—	—	9,097	—	207	—	—	207	—	207
Repurchase of common shares	—	—	(21,644)	—	(523)	—	—	(523)	—	(523)
Share-based compensation	—	—	65,192	—	3,597	—	—	3,597	1,625	5,222
Distributions on common shares/units	—	—	—	—	—	—	(39,819)	(39,819)	(280)	(40,099)
Distributions on preferred shares	—	—	—	—	—	—	(22,953)	(22,953)	(15)	(22,968)
Redemption of non-controlling LTIP units	—	—	—	—	—	—	—	—	—	—
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,386	—	1,386	—	1,386
Net income (loss)	—	—	—	—	—	—	42,918	42,918	274	43,192
Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	1,000,000	10	7,530,000	75	316,825	—	—	316,910	—	316,910
Issuance of common shares for Board of Trustee compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,498	1	9,085	—	—	9,086	2,609	11,695
Distributions on common shares/units	—	—	—	—	—	—	(62,298)	(62,298)	(559)	(62,857)
Distributions on preferred shares	—	—	—	—	—	—	(25,079)	(25,079)	(16)	(25,095)
Redemption of non-controlling interest LTIP units	—	—	258,101	3	(2,098)	—	—	(2,095)	(3,136)	(5,231)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(1,427)	—	(1,427)	—	(1,427)
Net income (loss)	—	—	—	—	—	—	72,866	72,866	677	73,543
Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(195)	—	—	(195)	—	(195)

Issuance of common shares for Board of Trustee compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	7,225	—	—	7,226	1,105	8,331
Distributions on common shares/units	—	—	—	—	—	—	(90,320)	(90,320)	(292)	(90,612)
Distributions on preferred shares	—	—	—	—	—	—	(25,950)	(25,950)	(15)	(25,965)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(4,409)	—	(4,409)	—	(4,409)
Net income (loss)	—	—	—	—	—	—	94,668	94,668	327	94,995
Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$94,995	$73,543	$43,192
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	95,872	68,324	55,570
Share-based compensation	8,331	11,695	5,222
Amortization of deferred financing costs and mortgage loan premiums	(29)	(604)	(259)
Non-cash ground rent	2,380	2,252	3,128
Equity in (earnings) loss from joint venture	(3,824)	(7,676)	(5,234)
Other	2,038	407	892
Changes in assets and liabilities:
Restricted cash, net	1,635	71	(1,266)
Hotel receivables	(3,107)	(3,544)	(3,343)
Prepaid expenses and other assets	(212)	(3,763)	(3,441)
Distributions from joint venture	13,858	9,152	1,617
Accounts payable and accrued expenses	4,161	10,598	8,051
Advance deposits	4,622	829	3,324
Net cash provided by (used in) operating activities	220,720	161,284	107,453
Investing activities:
Acquisition of hotel properties	(305,146)	(575,748)	(230,769)
Improvements and additions to hotel properties	(99,785)	(52,553)	(38,753)
Distribution from (investment in) joint venture, net	—	—	26,291
Deposit on hotel properties	(3,000)	—	—
Receipt from (acquisition of) note receivable	3,020	(3,020)	—
Purchase of corporate office equipment, software, and furniture	(278)	(1,146)	(33)
Restricted cash, net	5,295	28	(3,182)
Property insurance proceeds	—	1,113	458
Net cash provided by (used in) investing activities	(399,894)	(631,326)	(245,988)
Financing activities:
Gross proceeds from issuance of common shares	—	293,211	79,362
Gross proceeds from issuance of preferred shares	—	25,000	100,000
Payment of offering costs — common and preferred shares	(195)	(1,301)	(3,787)
Payment of deferred financing costs	(3,311)	(3,696)	(650)
Borrowings under senior revolving credit facility	490,000	180,000	—
Repayments under senior revolving credit facility	(375,000)	(130,000)	—
Proceeds from term loans	225,000	200,000	—
Proceeds from senior unsecured notes	100,000	—	—
Repayments of mortgage debt	(171,488)	(9,123)	(8,099)
Repurchase of common shares	(4,094)	(632)	(523)
Redemption of non-controlling interests	—	(5,231)	—
Distributions — common shares/units	(84,037)	(55,708)	(36,969)
Distributions — preferred shares	(25,950)	(24,731)	(21,563)
Proceeds from membership deposits	2,302	—	—
Repayments of membership deposits	(591)	—	—

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

Net cash provided by (used in) financing activities	152,636	467,789	107,771
Net change in cash and cash equivalents	(26,538)	(2,253)	(30,764)
Cash and cash equivalents, beginning of year	52,883	55,136	85,900
Cash and cash equivalents, end of year	$26,345	$52,883	$55,136
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
As of December 31, 2015, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,408 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2015, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss, together with the related operating results, as continuing or discontinuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
Investment in Joint Venture
The Company reviews its investment in joint venture for impairment annually or at interim periods if events or circumstances indicate that the investment may be impaired. The investment is impaired when its estimated fair value is less than the carrying amount of the investment and that impairment is other than temporary.

Intangible Assets and Liabilities
Intangible assets or liabilities are recorded on non-market contracts assumed as part of the acquisition of certain hotels. The Company reviews the terms of agreements assumed in conjunction with the purchase of a hotel to determine if the terms are over or under market compared to an estimated market agreement at the acquisition date. Under market lease assets or over market contract liabilities are recorded at the acquisition date and amortized using the straight-line method over the term of the agreement. The Company does not amortize intangible assets with indefinite useful lives, but reviews these assets for impairment annually or at interim periods if events or circumstances indicate that the asset may be impaired.
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
Deferred Financing Costs
Financing costs are recorded at cost and consist of loan fees and other costs incurred in connection with obtaining debt. Amortization of deferred financing costs is computed using a method, which approximates the effective interest method, over the remaining life of the debt, and is included in interest expense in the accompanying consolidated statements of operations.
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
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company recognizes revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within other revenues on the consolidated statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as the incremental borrowing rate. The accretion is included in interest expense.
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
Comprehensive Income
The purpose of reporting comprehensive income is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.  Comprehensive income consists of all components of income, including other comprehensive income, which is excluded from net income.  For the years ended December 31, 2015, 2014 and 2013, comprehensive income (loss) was $90.6 million, $72.1 million and $44.6 million, respectively. As of  December 31, 2015 and 2014, the Company's accumulated other comprehensive income (loss) was $(4.8) million and $(0.3) million, respectively.
Recent Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016. The Company does not expect ASU No. 2015-02 to have a significant impact on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. This standard is effective for periods beginning after December 15, 2015 with early adoption permitted and will be applied on a retrospective basis. The Company will adopt this standard on January 1, 2016 and it will not have a material impact on the Company's financial position, results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of this guidance will have a material effect on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. The new standard is effective for the Company on January 1, 2017 but earlier adoption is permitted. The Company will adopt this standard on January 1, 2016 and it will not have an impact on the Company's financial position, results of operations or cash flows.
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

On June 11, 2015, the Company acquired the 221-room The Tuscan Fisherman's Wharf, a Best Western Plus Hotel located in San Francisco, California for $122.0 million. The acquisition was funded with available cash and borrowings under the Company's senior unsecured revolving credit facility. The hotel is managed by Noble House Hotels and Resorts. The final purchase price was allocated as follows: $29.1 million to land, $90.3 million to building and improvements, and $2.5 million to furniture and fixtures.

The following unaudited pro forma financial information presents the results of the Company for the years ended December 31, 2015 and 2014 as if the hotels acquired in 2015 and 2014 were acquired on January 1, 2014 and 2013, respectively. The following hotels' pro forma results are included in the pro forma table below: The Prescott Hotel San Francisco; The Nines, a Luxury Collection Hotel, Portland; The Westin Colonnade Coral Gables; Hotel Palomar Los Angeles - Beverly Hills; Union Station Hotel, Autograph Collection; Revere Hotel Boston Common; LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. The pro forma results below exclude acquisition costs of $4.7 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the year ended December 31,
	2015	2014
	(Unaudited)
Total revenues	$801,578	$769,553
Operating income (loss)	141,487	123,542
Net income (loss) attributable to common shareholders	79,576	75,401
Net income (loss) per share available to common shareholders — basic	$1.10	$1.04
Net income (loss) per share available to common shareholders — diluted	$1.09	$1.04

For the year ended December 31, 2015, the Company's consolidated statements of operations included $33.4 million of revenues and $20.6 million of hotel operating expenses related to the operations of the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2015 and December 31, 2014 consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Land	$499,381	$357,680
Buildings and improvements	2,225,168	1,987,050
Furniture, fixtures and equipment	205,890	183,016
Construction in progress	26,322	10,524
Investment in hotel properties	$2,956,761	$2,538,270
Less: Accumulated depreciation	(283,177)	(194,580)
Investment in hotel properties, net	$2,673,584	$2,343,690

As of December 31, 2015 and 2014, buildings and improvements include capital lease asset of $12.2 million and $12.2 million, respectively, and accumulated depreciation includes amounts related to capital lease asset of $0.4 million and $0.2 million, respectively. Depreciation of capital lease asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.

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
As of December 31, 2015, the joint venture reported $451.6 million in total assets, which represents the historical cost basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) and a $50.0 million loan secured by the Dumont NYC, and a $50.0 million unsecured special loan. At December 31, 2015, the five hotel properties securing the joint venture’s $410.0 million loan entered a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including us, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold. The joint venture was in compliance with all of its debt covenants as of December 31, 2015. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the years ended December 31, 2015, 2014 and 2013 are presented below (in thousands):

	For the year ended December 31,
	2015	2014	2013
Revenues	$177,775	$185,609	$172,968
Total expenses	171,109	169,683	161,145
Net income (loss)	$6,666	$15,926	$11,823
Company’s 49% interest of net income (loss)	3,266	7,804	5,793
Basis adjustment	558	(128)	(559)
Special loan interest income elimination	2,389	2,389	2,389
Equity in earnings (loss) in joint venture	$6,213	$10,065	$7,623

The Company classifies the distributions from the Manhattan Collection joint venture in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions from cash generated by property operations are classified as cash flows from operating activities. However, distributions received as a result of property sales are classified as cash flows from investing activities.
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under its amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2015 and December 31, 2014, the Company had $165.0 million and $50.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of December 31, 2015, the Company had $285.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of December 31, 2015, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2015, 2014 and 2013, the Company incurred unused commitment fees of $0.6 million, $0.7 million and $0.7 million, respectively.
Unsecured Term Loan Facilities
As of December 31, 2014, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity and matures in April 2022. The Company drew the full $100.0 million under this facility. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. This term loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. On July 10, 2015, the Company borrowed $125.0 million under the Third Term Loan.
As of December 31, 2015 and December 31, 2014, the Company had $525.0 million and $300.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of December 31, 2015, the Company was in compliance with all debt covenants. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes

On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. Each of these notes is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement.
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
As of December 31, 2015, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2015.
The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at December 31, 2015.
The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.29%, based on the Company’s leverage ratio at December 31, 2015.
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
As of December 31, 2015, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $0.4 million and $5.1 million, respectively, in the accompanying consolidated balance sheets. For the years ended December 31, 2015 and 2014, there was $4.4 million and $1.4 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. During the years ended December 31, 2015, 2014 and 2013, the Company reclassified $5.4 million, $0.6 million and $0.5 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $4.7 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
On March 5, 2015, the Company repaid the $50.7 million mortgage loan on The Nines, a Luxury Collection Hotel, Portland.
On October 6, 2015 , the Company repaid the $48.6 million mortgage loan on the InterContinental Buckhead Atlanta.
On November 6, 2015, the Company repaid the $28.9 million mortgage loan on the Skamania Lodge and the $34.1 million mortgage loan on the DoubleTree by Hilton Hotel Bethesda -Washington DC.
Debt Summary
Debt as of December 31, 2015 and December 31, 2014 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2015	December 31, 2014
Senior unsecured revolving credit facility	Floating (1)	January 2019	$165,000	$50,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	100,000	—
Third Term Loan	Floating(2)	January 2021	125,000	—
Total term loans			525,000	300,000

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	—
Series B Notes	4.93%	December 2025	40,000	—
Total senior unsecured notes			100,000	—

Mortgage loans
The Nines, a Luxury Collection Hotel, Portland (3)	7.39%	March 2015	—	50,725
InterContinental Buckhead Atlanta	4.88%	January 2016	—	49,320
Skamania Lodge	5.44%	February 2016	—	29,308
DoubleTree by Hilton Hotel Bethesda -Washington DC	5.28%	February 2016	—	34,575
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	63,116	64,462
Hotel Modera	5.26%	July 2016	22,833	23,225
Hotel Monaco Washington DC	4.36%	February 2017	42,895	43,756
Argonaut Hotel	4.25%	March 2017	42,823	44,006
Sofitel Philadelphia	3.90%	June 2017	45,668	46,968
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,098	26,461
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	75,040	77,155
Mortgage loans at stated value			318,473	489,961
Mortgage loan premiums (4)			1,581	4,026
Total mortgage loans			$320,054	$493,987
Total debt			$1,110,054	$843,987

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Second Term Loan and the Third Term Loan. At December 31, 2015 and December 31, 2014, the Company had interest rate swaps on the full amounts outstanding. See "Derivative and Hedging Activities" above.
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
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of December 31, 2015 and December 31, 2014 was $465.4 million and $503.9 million, respectively.
The Company was in compliance with all debt covenants as of December 31, 2015.
Future scheduled debt principal payments for the Company's debt as of December 31, 2015 are as follows (in thousands):

2016	$91,993
2017	155,908
2018	2,366
2019	167,456
2020	365,750
Thereafter	325,000
Total debt principal payments	1,108,473
Premium on mortgage debt	1,581
Total debt	$1,110,054
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of December 31, 2015, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2015:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.31	March 31, 2015	March 31, 2015	April 15, 2015
$0.31	June 30, 2015	June 30, 2015	July 15, 2015
$0.31	September 30, 2015	September 30, 2015	October 15, 2015
$0.31	December 31, 2015	December 31, 2015	January 15, 2016
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of December 31, 2015 and December 31, 2014, the Company had 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares"), 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2015:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.49	March 31, 2015	March 31, 2015	April 15, 2015
7.875% Series A	$0.49	June 30, 2015	June 30, 2015	July 15, 2015
7.875% Series A	$0.49	September 30, 2015	September 30, 2015	October 15, 2015
7.875% Series A	$0.49	December 31, 2015	December 31, 2015	January 15, 2016
8.00% Series B	$0.50	March 31, 2015	March 31, 2015	April 15, 2015
8.00% Series B	$0.50	June 30, 2015	June 30, 2015	July 15, 2015
8.00% Series B	$0.50	September 30, 2015	September 30, 2015	October 15, 2015
8.00% Series B	$0.50	December 31, 2015	December 31, 2015	January 15, 2016
6.50% Series C	$0.41	March 31, 2015	March 31, 2015	April 15, 2015
6.50% Series C	$0.41	June 30, 2015	June 30, 2015	July 15, 2015
6.50% Series C	$0.41	September 30, 2015	September 30, 2015	October 15, 2015
6.50% Series C	$0.41	December 31, 2015	December 31, 2015	January 15, 2016

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
As of December 31, 2015 and December 31, 2014, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at December 31, 2015, 9,469 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2015, there were 762,013 common shares available for issuance under the Plan.
Service Condition Share Awards

From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2013	128,622	$22.19
Granted	84,451	$26.07
Vested	(65,192)	$21.96
Forfeited	—	$—
Unvested at December 31, 2013	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	(168)	$27.57
Unvested at December 31, 2014	129,988	$27.17
Granted	46,446	$48.00
Vested	(50,827)	$25.70
Forfeited	(990)	$36.45
Unvested at December 31, 2015	124,617	$35.46
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2015, 2014 and 2013, the Company recognized approximately $1.6 million, $1.4 million and $1.5 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of December 31, 2015, there was $2.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.
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

On January 30, 2013, the Board of Trustees approved a target award of 72,118 performance-based equity awards to officers and employees of the Company. These awards vested on January 1, 2016. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 11,753 target awards to non-executive management employees which have no maximum) and will be determined in 2016 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2013 through December 31, 2015.
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
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. This award vests on January 1, 2018. The actual number of common shares that ultimately vest will be determined in 2018 based on three performance criteria as defined in the agreements for the period of performance from January 1, 2016 through December 31, 2017.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2015, there was approximately $10.2 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $5.6 million, $7.7 million and $2.1 million, respectively, in expense related to these awards.
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
As of December 31, 2015, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of December 31, 2015, the Company had 236,351 LTIP units outstanding. All LTIP units will vest upon a change in control. As of December 31, 2015, of the 236,351 units outstanding, 9,469 LTIP units have vested, all of which were LTIP Class A units.
For the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.1 million, $2.6 million and $1.6 million, respectively, in expense related to these units. As of December 31, 2015, there was $4.4 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
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

The following characterizes distributions paid per common share of beneficial interest and preferred share on a tax basis for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary income	$1.1715	98.21%	$0.9108	100.00%	$0.6000	100.00%
Qualified dividend	0.0213	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.1928	100.00%	$0.9108	100.00%	$0.6000	100.00%

Series A Preferred Shares:
Ordinary income	$1.9336	98.21%	$2.3948	100.00%	$2.0349	100.00%
Qualified dividend	0.0352	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9688	100.00%	$2.3948	100.00%	$2.0349	100.00%

Series B Preferred Shares:
Ordinary income	$1.9643	98.21%	$2.4328	100.00%	$2.0672	100.00%
Qualified dividend	0.0357	1.79%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$2.0000	100.00%	$2.4328	100.00%	$2.0672	100.00%

Series C Preferred Shares:
Ordinary income	$1.5960	98.22%	$1.9767	100.00%	$0.9890	100.00%
Qualified dividend	0.0290	1.78%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.9767	100.00%	$0.9890	100.00%

The common and preferred share distributions declared on December 15, 2012 and paid on January 15, 2013 were treated as 2013 distributions for tax purposes.

The common distribution declared on December 13, 2013 and paid on January 15, 2014 was treated as a 2014 distribution for tax purposes. For tax purposes, $0.4261, $0.4328 and $0.3517 of the Series A, Series B, and Series C, respectively, of the preferred share distributions declared on December 13, 2013 and paid on January 15, 2014 were treated as 2014 distributions.

Of the common distribution declared on December 15, 2014 and paid on January 15, 2015, $0.1692 was treated as a 2015 distribution for tax purposes. The preferred share distributions declared on December 15, 2014 and paid on January 15, 2015 were treated as 2014 distributions for tax purposes.

Of the common distribution declared on December 15, 2015 and paid on January 15, 2016, $0.2164 was treated as a 2016 distribution for tax purposes. The preferred share distributions declared on December 15, 2015 and paid on January 15, 2016 were treated as 2015 distributions for tax purposes.

For the years ended December 31, 2015, 2014 and 2013, the Operating Partnership income tax expenses was $0.9 million, $0.2 million and $0.2 million, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2015	2014	2013
Federal
Current	$1,389	$2,121	$718
Deferred	55	317	—
State and local
Current	287	555	313
Deferred	(72)	25	—
Income tax expense (benefit)	$1,659	$3,018	$1,031
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2015	2014	2013
Statutory federal tax expense (benefit)	$1,367	$2,561	$718
State income tax expense (benefit), net of federal tax (benefit) expense	111	457	313
Other	181	—	—
Income tax expense (benefit)	$1,659	$3,018	$1,031
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of December 31, 2015 and December 31, 2014, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2015	2014	2013
Numerator:
Net income (loss) attributable to common shareholders	$68,718	$47,787	$19,965
Less: dividends paid on unvested share-based compensation	(432)	(459)	(328)
Undistributed earnings attributable to share-based compensation	—	—	—
Net income (loss) available to common shareholders	$68,286	$47,328	$19,637
Denominator:
Weighted-average number of common shares — basic	71,715,870	65,646,712	61,498,389
Effect of dilutive share-based compensation	668,419	617,406	338,352
Weighted-average number of common shares — diluted	72,384,289	66,264,118	61,836,741

Net income (loss) per share available to common shareholders — basic	$0.95	$0.72	$0.32
Net income (loss) per share available to common shareholders — diluted	$0.94	$0.71	$0.32
The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.

Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from five years to 20 years, not including renewals, and five years to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to five times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2015, 2014 and 2013, combined base and incentive management fees were and $23.5 million, $19.3 million and $15.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2015 and December 31, 2014, the Company had $9.5 million and $16.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Prescott Hotel San Francisco is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 164 guest rooms at the property. The hotel lease expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease assumed was determined to be a capital lease.

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. The hotel is required to pay annual base rent of approximately $3.5 million through January 2016 and the base rent will be adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and Hotel Zelos (formerly Hotel Palomar San Francisco) hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $12.1 million, $8.9 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

Future minimum annual rental payments including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, is as follows as of December 31, 2015 (in thousands):

2016	$7,240
2017	7,326
2018	7,744
2019	7,807
2020	7,873
Thereafter	747,083
Total	$785,073

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Interest paid, net of capitalized interest	$38,128	$26,945	$23,528
Interest capitalized	$598	$—	$206
Income taxes paid	$2,487	$3,049	$1,572
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$24,319	$17,743	$10,592
Distributions payable on preferred shares	$5,550	$5,550	$5,203
Issuance of common shares for Board of Trustees compensation	$372	$421	$207
Mortgage loans assumed in connection with acquisition	$—	$50,725	$90,448
Below (above) market rate contracts assumed in connection with acquisition	$20,110	$15,375	$2,826
Capital lease obligation assumed in connection with acquisition	$—	$10,758	$—
Deposit applied to purchase price of acquisition	$—	$—	$4,000
Accrued additions and improvements to hotel properties	$1,262	$6,537	$603
Write-off of fully depreciated furniture, fixtures and equipment	$6,013	$4,446	$—
Write-off of deferred financing costs	$1,577	$2,258	$—

For the year ended December 31, 2014, the Company redeemed 258,101 LTIP units for the same number of common shares. No LTIP units were redeemed for the years ended December 31, 2015 and 2013.

Note 13. Subsequent Events

On January 5, 2016, the Company exercised its accordion options on the Second Term Loan and the Third Term Loan and increased the borrowing capacities of both loans by $75.0 million to $175.0 million and $200.0 million, respectively. The Company drew down a total of $150.0 million from both facilities. The additional borrowing on the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio. The Company entered into interest rate swap agreements to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at December 31, 2015.
On February 8, 2016, the Company announced the redemption of the Series A Preferred Shares on March 11, 2016, at a redemption value of $25.00 per share plus accrued and unpaid dividends.
On February 10, 2016 , the Board of Trustees granted awards of an aggregate of 67,280 service condition restricted common shares and 100,919 target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2019 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2016 through December 31, 2018.
On February 10, 2016, the Board of Trustees authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time.

NOTE 14. Quarterly Operating Results (Unaudited)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2015 and 2014 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$163,435	$197,683	$216,321	$193,425
Net income (loss)	7,170	26,583	38,248	22,994
Net income (loss) attributable to the Company	7,143	26,491	38,119	22,915
Net income (loss) attributable to common shareholders	655	20,004	31,631	16,428
Net income (loss) per share available to common shareholders, basic	$0.01	$0.28	$0.44	$0.23
Net income (loss) per share available to common shareholders, diluted	$0.01	$0.27	$0.43	$0.23

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$125,712	$147,454	$169,676	$155,934
Net income (loss)	4,121	22,893	30,439	16,090
Net income (loss) attributable to the Company	4,078	22,673	30,165	15,950
Net income (loss) attributable to common shareholders	(2,003)	16,591	23,737	9,462
Net income (loss) per share available to common shareholders, basic and diluted	$(0.03)	$0.26	$0.36	$0.13

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2015 (In thousands)

			Initial Costs				Gross Amount at End of Year
Description		Encumb-rances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
DoubleTree by Hilton Hotel Bethesda -Washington DC		$—	$10,065	$53,000	$4,035	$8,573	$10,065	$58,812	$6,796	$75,673	$13,584	$62,089	1971	6/4/2010	3-40 years
Sir Francis Drake		—	22,500	60,547	6,953	18,605	22,500	71,771	14,334	108,605	20,390	88,215	1928	6/22/2010	3-40 years
InterContinental Buckhead Atlanta		—	25,000	68,844	11,000	11,306	25,000	73,667	17,483	116,150	22,404	93,746	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC		42,895	—	60,630	2,441	11,660	—	66,048	8,683	74,731	11,613	63,118	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis		—	4,950	26,616	300	9,798	4,950	32,941	3,773	41,664	7,262	34,402	1912	9/29/2010	3-40 years
Skamania Lodge		—	7,130	44,987	3,523	7,957	7,130	48,840	7,626	63,596	10,369	53,227	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica		—	18,784	81,580	2,295	13,394	18,784	88,533	8,736	116,053	16,464	99,589	1972	11/19/2010	3-40 years
Sofitel Philadelphia		45,668	18,000	64,256	4,639	8,257	18,000	69,153	7,999	95,152	13,769	81,383	2000	12/3/2010	3-40 years
Argonaut Hotel		42,823	—	79,492	4,247	6,070	—	82,491	7,318	89,809	14,661	75,148	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter		75,040	25,537	86,089	6,850	18,910	25,537	102,484	9,365	137,386	18,185	119,201	1987	4/6/2011	1-40 years
Hotel Monaco Seattle		—	10,105	38,888	2,073	7,205	10,105	42,120	6,046	58,271	8,740	49,531	1969	4/7/2011	3-40 years
Mondrian Los Angeles		—	20,306	110,283	6,091	9,359	20,306	115,042	10,691	146,039	19,488	126,551	1959	5/3/2011	3-40 years
Viceroy Miami		—	8,368	24,246	3,723	3,103	8,368	25,251	5,821	39,440	7,377	32,063	2009	5/26/2011	1-40 years
W Boston		—	19,453	63,893	5,887	5,520	19,453	66,278	9,022	94,753	13,625	81,128	2009	6/8/2011	2-40 years
Hotel Zetta		—	7,294	22,166	290	15,603	7,294	33,794	4,265	45,353	5,155	40,198	1913	4/4/2012	3-40 years
Hotel Vintage Seattle		—	8,170	23,557	706	6,719	8,170	28,127	2,855	39,152	3,476	35,676	1922	7/9/2012	3-40 years
Hotel Vintage Portland		—	6,222	23,012	1,093	11,929	6,222	32,000	4,034	42,256	3,340	38,916	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills		—	24,403	93,203	3,600	25,056	24,403	111,080	10,779	146,262	12,955	133,307	1969	8/23/2012	3-40 years
Hotel Zelos (formerly Hotel Palomar San Francisco)	(2)	26,098	—	63,430	3,780	7,501	—	68,462	6,249	74,711	9,304	65,407	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	(3)	63,116	20,103	90,162	6,881	12,095	20,103	99,913	9,225	129,241	11,130	118,111	1988	1/29/2013	3-40 years
The Redbury Hollywood		—	8,057	24,833	1,000	1,655	8,057	25,938	1,550	35,545	1,988	33,557	2008	8/8/2013	3-40 years
Hotel Modera	(4)	22,833	8,215	37,874	1,500	2,822	8,215	39,744	2,452	50,411	3,754	46,657	1962	8/28/2013	3-40 years

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2015 (In thousands)

Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	26,244	—	139,264	6,975	146,239	8,201	138,038	1964	12/9/2013	3-40 years
The Prescott Hotel San Francisco	—	12,561	43,665	1,094	15,101	12,561	46,448	13,412	72,421	1,842	70,579	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	4,263	18,493	93,595	11,764	123,852	5,270	118,582	1909	7/17/2014	3-40 years
The Westin Colonnade Coral Gables	—	12,108	46,317	1,271	7,639	12,108	50,425	4,802	67,335	2,034	65,301	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles - Beverly Hills	—	—	90,675	1,500	539	—	90,954	1,760	92,714	2,787	89,927	1972	11/20/2014	3-40 years
Union Station Hotel, Autograph Collection	—	—	37,803	6,833	1,749	—	40,085	6,300	46,385	2,013	44,372	1900	12/10/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	1,844	41,857	208,530	11,727	262,114	7,067	255,047	1972	12/18/2014	3-40 years
LaPlaya Beach Resort and LaPlaya Beach Club	—	112,575	82,117	6,733	1,785	112,575	83,030	7,605	203,210	2,971	200,239	1968	5/21/2015	3-40 years
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	—	29,125	90,323	2,500	290	29,125	90,348	2,765	122,238	1,959	120,279	1990	6/11/2015	2-40 years
	$318,473	$499,381	$2,049,089	$125,741	$282,551	$499,381	$2,225,168	$232,212	$2,956,761	$283,177	$2,673,584

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) Encumbrance on the Hotel Zelos (formerly Hotel Palomar San Francisco) is presented at face value, which excludes loan premium of $0.9 million at December 31, 2015.
(3) Encumbrance on the Embassy Suites San Diego Bay - Downtown is presented at face value, which excludes loan premium of $0.6 million at December 31, 2015.
(4) Encumbrance on the Hotel Modera is presented at face value, which excludes loan premium of $0.1 million at December 31, 2015.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation-Continued
As of December 31, 2015
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2012	$1,495,167
Acquisitions	318,619
Capital Expenditures	38,153
Disposal of Assets	(2,000)
Balance at December 31, 2013	$1,849,939
Acquisitions	633,687
Capital Expenditures	59,090
Disposal of Assets	(4,446)
Balance at December 31, 2014	$2,538,270
Acquisitions	323,373
Capital Expenditures	101,131
Disposal of Assets	(6,013)
Balance at December 31, 2015	$2,956,761

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2012	$77,938
Depreciation	54,511
Disposal of Assets	(121)
Balance at December 31, 2013	$132,328
Depreciation	66,698
Disposal of Assets	(4,446)
Balance at December 31, 2014	$194,580
Depreciation	94,610
Disposal of Assets	(6,013)
Balance at December 31, 2015	$283,177

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 filed on July 13, 2010 (File No. 333-168078)).
3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

3.4
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

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

10.5*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A filed on November 10, 2009 (File No. 333-162412)).

10.6*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.10 below).

10.7*
Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.9*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12, and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.10*
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

10.11
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.12
Assignment and Assumption of GSA Lease, dated September 9, 2010, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.13
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

10.14
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

10.15
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

10.16
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

10.17
Assignment and Assumption of Historical Lease, dated February 16, 2011, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on February 22, 2011 (File No. 001-34571)).

10.18
Contribution Agreement, dated as of June 20, 2011,by and among Denihan Ownership Company, LLC, Denihan Mezz Holding Company, LLC and Cardinals Owner LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).

10.19	Form of Operating Agreement of DP Holding Company, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 24, 2011 (File No. 001-34571)).
10.20
Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated July 29, 2011 (supersedes Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 4, 2011) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed on September 28, 2011 (File No. 001-34571)).

10.21
Amendment to Second Amended and Restated Operating Agreement of DP Fee Holding Co., LLC, dated December 27, 2012 (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.22
Operating Agreement of DP Lease Holding, LLC, dated July 29, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 4, 2011 (File No. 001-34571)).

10.23
Loan Agreement, dated as of December 27, 2012, between Goldman Sachs Mortgage Company and 371 Seventh Avenue Co. LLC, 125 East 50th Street Co. LLC, 215 East 64th Street Co. LLC, 155 East 50th Street Co. LLC and 303 Lexington Avenue Co. LLC (incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K filed on February 21, 2013 (File No. 001-34571)).

10.24*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.25*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.26*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.27
Agreement of Purchase and Sale, dated as of October 7, 2014, by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

10.28
Third Amended and Restated Credit Agreement, dated as of October 16, 2014, among Pebblebrook Hotel, L.P., as the Borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the Borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571).

10.29
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as a guarantor, Bank of America, N.A., certain guarantors and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.30
Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.31
Credit Agreement, dated as of June 10, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party hereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.32*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2015 (File No. 001-34571)).

10.33†
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America.

12.1†	Statement of Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1†	List of Subsidiaries of the Registrant.
23.1†	Consent of KPMG LLP.
23.2†	Consent of PKF O’Connor Davies, LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1†	Audited combined financial statements of DP Fee Holding Co., LLC and DP Lease Holding, LLC.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)

_______________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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