Form 10-Q
period 2016-03-31
Pebblebrook Hotel Trust
filed 2016-04-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2016
Common shares of beneficial interest ($0.01 par value per share)	72,057,540

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,684,285	$2,673,584
Investment in joint venture	243,283	248,794
Ground lease asset, net	30,070	30,218
Cash and cash equivalents	28,282	26,345
Restricted cash	10,010	9,453
Hotel receivables (net of allowance for doubtful accounts of $324 and $243, respectively)	31,403	25,062
Prepaid expenses and other assets	44,680	45,015
Total assets	$3,072,013	$3,058,471
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$180,000	$165,000
Term loans, net of unamortized deferred financing costs	671,201	521,883
Senior unsecured notes, net of unamortized deferred financing costs	99,409	99,392
Mortgage debt, net of unamortized loan premiums and deferred financing costs	316,967	319,320
Accounts payable and accrued expenses	156,739	141,897
Advance deposits	18,758	17,726
Accrued interest	4,265	2,550
Distribution payable	32,367	29,869
Total liabilities	1,479,706	1,297,637
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $210,000 at March 31, 2016 and $350,000 at December 31, 2015), 100,000,000 shares authorized; 8,400,000 shares issued and outstanding at March 31, 2016 and 14,000,000 shares issued and outstanding at December 31, 2015	84	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,922,904 issued and outstanding at March 31, 2016 and 71,735,129 issued and outstanding at December 31, 2015	719	717
Additional paid-in capital	1,731,920	1,868,047
Accumulated other comprehensive income (loss)	(16,234)	(4,750)
Distributions in excess of retained earnings	(126,871)	(105,765)
Total shareholders’ equity	1,589,618	1,758,389
Non-controlling interests	2,689	2,445
Total equity	1,592,307	1,760,834
Total liabilities and equity	$3,072,013	$3,058,471
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2016	2015
Revenues:
Room	$131,404	$108,834
Food and beverage	50,696	43,238
Other operating	14,145	11,363
Total revenues	196,245	163,435
Expenses:
Hotel operating expenses:
Room	32,225	27,983
Food and beverage	34,037	29,393
Other direct and indirect	55,648	49,836
Total hotel operating expenses	121,910	107,212
Depreciation and amortization	25,061	21,325
Real estate taxes, personal property taxes, property insurance, and ground rent	12,465	11,280
General and administrative	6,796	7,572
Hotel acquisition and disposition costs	6	131
Total operating expenses	166,238	147,520
Operating income (loss)	30,007	15,915
Interest income	625	635
Interest expense	(10,801)	(8,321)
Other	(1,771)	—
Equity in earnings (loss) of joint venture	(4,915)	(4,448)
Income (loss) before income taxes	13,145	3,781
Income tax (expense) benefit	3,492	3,389
Net income (loss)	16,637	7,170
Net income (loss) attributable to non-controlling interests	58	27
Net income (loss) attributable to the Company	16,579	7,143
Distributions to preferred shareholders	(5,844)	(6,488)
Issuance costs of redeemed preferred shares	(4,169)	—
Net income (loss) attributable to common shareholders	$6,566	$655
Net income (loss) per share available to common shareholders, basic and diluted	$0.09	$0.01
Weighted-average number of common shares, basic	71,836,815	71,673,669
Weighted-average number of common shares, diluted	72,311,081	72,446,229

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2016	2015

Comprehensive Income:
Net income (loss)	$16,637	$7,170
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(11,484)	(4,169)
Comprehensive income (loss)	5,153	3,001
Comprehensive income (loss) attributable to non-controlling interests	20	14
Comprehensive income (loss) attributable to the Company	$5,133	$2,987
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(77)	—	—	(77)	—	(77)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	1,867	—	—	1,868	278	2,146
Distributions on common shares/units	—	—	—	—	—	—	(22,860)	(22,860)	(72)	(22,932)
Distributions on preferred shares	—	—	—	—	—	—	(6,488)	(6,488)	—	(6,488)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(4,169)	—	(4,169)	—	(4,169)
Net income (loss)	—	—	—	—	—	—	7,143	7,143	27	7,170
Balance at March 31, 2015	14,000,000	$140	71,735,129	$717	$1,862,807	$(4,510)	$(106,368)	$1,752,786	$1,553	$1,754,339

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Redemption of preferred shares	(5,600,000)	(56)	—	—	(135,800)	—	(4,169)	(140,025)	—	(140,025)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	1,562	—	—	1,565	276	1,841
Distributions on common shares/units	—	—	—	—	—	—	(27,672)	(27,672)	(90)	(27,762)
Distributions on preferred shares	—	—	—	—	—	—	(5,844)	(5,844)	—	(5,844)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(11,484)	—	(11,484)	—	(11,484)
Net income (loss)	—	—	—	—	—	—	16,579	16,579	58	16,637
Balance at March 31, 2016	8,400,000	$84	71,922,904	$719	$1,731,920	$(16,234)	$(126,871)	$1,589,618	$2,689	$1,592,307

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$16,637	$7,170
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	25,061	21,325
Share-based compensation	1,841	2,146
Loss on derivative instruments	1,771	—
Amortization of deferred financing costs and mortgage loan premiums	76	(180)
Non-cash ground rent	587	595
Equity in (earnings) loss from joint venture	5,511	5,037
Other	712	158
Changes in assets and liabilities:
Restricted cash, net	(237)	(401)
Hotel receivables	(6,422)	(6,371)
Prepaid expenses and other assets	(3,976)	(6,995)
Distributions from joint venture	—	6,253
Accounts payable and accrued expenses	3,864	121
Advance deposits	1,032	1,166
Net cash provided by (used in) operating activities	46,457	30,024
Investing activities:
Improvements and additions to hotel properties	(35,817)	(26,365)
Deposit on hotel properties	3,000	(3,000)
Receipt from (acquisition of) note receivable	—	3,020
Purchase of corporate office equipment, software, and furniture	(7)	(183)
Restricted cash, net	(320)	3,143
Net cash provided by (used in) investing activities	(33,144)	(23,385)
Financing activities:
Payment of offering costs — common and preferred shares	(25)	(77)
Payment of deferred financing costs	(905)	(123)
Borrowings under senior revolving credit facility	150,000	65,000
Repayments under senior revolving credit facility	(135,000)	(15,000)
Proceeds from term loans	150,000	—
Repayments of mortgage debt	(1,953)	(53,093)
Repurchase of common shares	(2,496)	(4,094)
Redemption of preferred shares	(140,000)	—
Distributions — common shares/units	(22,903)	(16,991)
Distributions — preferred shares	(8,203)	(6,488)
Proceeds from membership deposits	442	—
Repayments of membership deposits	(333)	—
Net cash provided by (used in) financing activities	(11,376)	(30,866)
Net change in cash and cash equivalents	1,937	(24,227)
Cash and cash equivalents, beginning of year	26,345	52,883

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Cash and cash equivalents, end of period	$28,282	$28,656
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
As of March 31, 2016, the Company owned interests in 37 hotels, including 31 wholly owned hotels with a total of 7,440 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Hollywood, California; Los Angeles, California; Miami, Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2016, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but over which the Company has the ability to exercise significant influence regarding operating and financial policies, are accounted for under the equity method.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 6 to the accompanying financial statements for disclosures on the fair value of debt and derivative instruments.
Investment in Hotel Properties
Upon acquisition of a hotel property, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information.
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
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of the Board of Trustees has been obtained, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss, together with the related operating results, as continuing or discontinuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company recognizes revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within other operating revenues on the consolidated statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method with an interest rate defined as the incremental borrowing rate. The accretion is included in interest expense.
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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that no change was required to its accounting for its joint venture. However, the Operating Partnership now meets the criteria as a variable interest entity, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The Company adopted this standard on January 1, 2016 and presents all debt issuance costs, other than issuance costs related to its senior unsecured revolving credit facility, as a direct deduction from the carrying value of the debt liability. Adoption of this standard was applied retrospectively for all periods presented, affecting only the presentation of the balance sheet. The adoption of this standard did not have a material impact on the Company's financial position and had no impact on the results of operations or cash flows.
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard on January 1, 2016 and elected to continue presenting debt issuance costs related to its senior unsecured revolving credit facility as an asset which is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. The adoption of this standard did not have a material effect on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as non-current on the balance sheet. The new standard is effective for the Company on January 1, 2017 but earlier adoption is permitted. The Company adopted this standard on January 1, 2016 and it did not have an impact on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU-2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for the Company on January 1, 2017, however, early adoption is permitted. The Company early adopted this standard on April 1, 2016 and it did not have an impact on the Company's financial position, results of operations or cash flows.

Note 3. Acquisition of Hotel Properties

The Company had no hotel acquisitions during the three months ended March 31, 2016. The following unaudited pro forma financial information presents the results of the Company for the three months ended March 31, 2016 and 2015 as if the hotels acquired in 2015 were acquired on January 1, 2014. The following hotels' pro forma results are included in the pro forma table below: LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus

Hotel. The pro forma results below exclude acquisition costs of $0.1 million for the three months ended March 31, 2015. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended March 31,
	2016	2015
	(Unaudited)

Total revenues	$196,245	$183,527
Operating income (loss)	30,007	22,636
Net income (loss) attributable to common shareholders	6,566	6,438
Net income (loss) per share available to common shareholders — basic	$0.09	$0.09
Net income (loss) per share available to common shareholders — diluted	$0.09	$0.09

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$499,381	$499,381
Buildings and improvements	2,259,648	2,225,168
Furniture, fixtures and equipment	216,426	205,890
Construction in progress	16,744	26,322
Investment in hotel properties	$2,992,199	$2,956,761
Less: Accumulated depreciation	(307,914)	(283,177)
Investment in hotel properties, net	$2,684,285	$2,673,584

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
As of March 31, 2016, the joint venture reported $443.0 million in total assets, which represents the historical cost basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) and a $50.0 million loan secured by the Dumont NYC, and the $50.0 million unsecured special loan provided by the Company as described above. At March 31, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including the Company, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold. The joint venture was in compliance with all of its debt covenants as of March 31, 2016. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.

At the time of the Company’s investment in the joint venture, the estimated fair value of the hotel properties owned by the Manhattan Collection joint venture exceeded the carrying value. This basis difference between the Company’s investment in the joint venture and the Company’s proportionate 49% interest in these depreciable assets held by the joint venture is amortized over the estimated life of the underlying assets and recognized as a component of equity in earnings (loss) of joint venture (referred to as the basis adjustment in the table below).
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three months ended March 31, 2016 and 2015 are presented below (in thousands):

	For the three months ended March 31,
	2016	2015
Revenues	$31,181	$31,021
Total expenses	42,614	41,503
Net income (loss)	$(11,433)	$(10,482)
Company’s 49% interest of net income (loss)	(5,602)	(5,136)
Basis adjustment	91	99
Special loan interest income elimination	596	589
Equity in earnings (loss) in joint venture	$(4,915)	$(4,448)

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under the amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2016 and December 31, 2015, the Company had $180.0 million and $165.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of March 31, 2016, the Company had $270.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of March 31, 2016, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2016 and 2015, the Company incurred unused commitment fees of $0.3 million and $0.2 million, respectively.
Unsecured Term Loan Facilities
As of March 31, 2016, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of March 31, 2016, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.

On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of March 31, 2016, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of March 31, 2016 and December 31, 2015, the Company had $675.0 million and $525.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of March 31, 2016, the Company was in compliance with all debt covenants. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
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
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. All of the Company's interest rate swaps are cash flow hedges. Unrealized gains and losses on the effective portion of hedging instruments are reported in other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Ineffective portions of changes in the fair value of a cash flow hedge are recognized as other expense in the consolidated statements of operations and comprehensive income.
As of March 31, 2016, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2016.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at March 31, 2016. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.21%, based on the Company’s leverage ratio at March 31, 2016.
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
As of March 31, 2016, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $18.0 million in the accompanying consolidated balance sheets. For the three months ended March 31, 2016 and 2015, there was $11.5 million and $4.2 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. For the three months ended March 31, 2016 and 2015, the Company recorded a loss of $1.8 million and $0.0 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. During the three months ended March 31, 2016 and 2015, the Company reclassified $1.6 million and $0.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $5.0 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.

Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
On April 5, 2016, the Company repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown, without penalty, using proceeds from the senior unsecured revolving credit facility. The Company intends to repay the $22.7 million mortgage loan on the Hotel Modera with cash provided by operations, existing cash balances and/or borrowings under our senior unsecured revolving credit facility.
Debt Summary
Debt as of March 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2016		December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$180,000		$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000		300,000
Second Term Loan	Floating(2)	April 2022	175,000		100,000
Third Term Loan	Floating(2)	January 2021	200,000		125,000
Total term loans at stated value			675,000		525,000
Deferred financing costs, net			(3,799)		(3,117)
Total term loans			$671,201		$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000		60,000
Series B Notes	4.93%	December 2025	40,000		40,000
Total senior unsecured notes at stated value			100,000		100,000
Deferred financing costs, net			(591)		(608)
Total senior unsecured notes			$99,409		$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	62,764	(3)	63,116
Hotel Modera	5.26%	July 2016	22,730		22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,674		42,895
Argonaut Hotel	4.25%	March 2017	42,518		42,823
Sofitel Philadelphia	3.90%	June 2017	45,333		45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,003		26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	74,498		75,040
Mortgage loans at stated value			316,520		318,473
Mortgage loan premiums and deferred financing costs (4)			447		847
Total mortgage loans			$316,967		$319,320
Total debt			$1,267,577		$1,105,595

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.

(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At March 31, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(3)Loan repaid in full on April 5, 2016.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco); Embassy Suites San Diego Bay - Downtown; and Hotel Modera.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of March 31, 2016 and December 31, 2015 was $426.2 million and $465.4 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2016.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of March 31, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, the Company announced that its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of March 31, 2016, the Company had no repurchases under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2016:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.38	March 31, 2016	March 31, 2016	April 15, 2016
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 11, 2016, the Company redeemed all 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") at a redemption amount of $25.00 per share plus accrued and unpaid dividends. As of March 31, 2016 and December 31, 2015, the Company had no and 5,600,000, respectively, of its 7.875% Series A Preferred Shares, 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") and 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") outstanding.
The Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company may not redeem the Series A Preferred Shares, Series B Preferred Shares or Series C Preferred Shares prior to March 11, 2016, September 21, 2016, and March 18, 2018, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series B Preferred Share is 3.4483 common shares and each Series C Preferred Share is 2.0325 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2016:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
8.00% Series B	$0.50	March 31, 2016	March 31, 2016	April 15, 2016
6.50% Series C	$0.41	March 31, 2016	March 31, 2016	April 15, 2016

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
As of March 31, 2016 and December 31, 2015, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at March 31, 2016, 54,845 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2016, there were 151,552 common shares available for issuance under the Plan, assuming performance based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	124,617	$35.46
Granted	67,280	$23.81
Vested	(52,452)	$32.79
Forfeited	(1,285)	$33.86
Unvested at March 31, 2016	138,160	$30.82

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2016 and 2015, the Company recognized approximately $0.4 million and $0.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2016, there was $3.8 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.
Performance-Based Equity Awards

On February 8, 2012, the Board of Trustees approved a target award of 72,056 performance-based equity awards to officers and employees of the Company. In February 2015, these awards vested and the Company issued 120,016 and 87,556 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested were based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2012 through December 31, 2014.

On January 30, 2013, the Board of Trustees approved a target award of 72,118 performance-based equity awards to officers and employees of the Company. In January 2016, these awards vested and the Company issued 120,730 and 56,562 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested were based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2013 through December 31, 2015.
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria as defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, one fifth of these awards vested and the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares.
On February 4, 2014, the Board of Trustees approved a target award of 66,483 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2017. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 12,261 target awards to non-executive management employees which have no maximum) and will be determined in 2017 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2014 through December 31, 2016.
On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2018. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 8,559 target awards to non-executive management employees which have no maximum) and will be determined in 2018 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2015 through December 31, 2017.
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. This award vests on January 1, 2018. The actual number of common shares that ultimately vest will be determined in 2018 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2017.
On February 10, 2016, the Board of Trustees approved a target award of 100,919 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2019. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 17,372 target awards to non-executive management employees which have no maximum) and will be determined in 2019 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2018.
The grant date fair value of the performance awards were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
February 8, 2012
Relative Total Shareholder Return	30.00%	$0.7		33.00%	0.34%	2.20%
Absolute Total Shareholder Return	30.00%	$0.6		33.00%	0.34%	2.20%
EBITDA Comparison	40.00%	$0.7		33.00%	0.34%	2.20%

January 30, 2013
Relative Total Shareholder Return	30.00%	$0.7		31.00%	0.41%	2.20%
Absolute Total Shareholder Return	30.00%	$0.5		31.00%	0.41%	2.20%
EBITDA Comparison	40.00%	$0.7		31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7		29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5		29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8		29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	—	(1)	22.00%	0.68%	2.50%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6		25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2		25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4		25.00%	0.71%	3.00%
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of March 31, 2016, there was approximately $13.7 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.2 years. For the three months ended March 31, 2016 and 2015, the Company recognized $1.2 million and $1.5 million, respectively, in expense related to these awards.
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
As of March 31, 2016, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
LTIP Class A units were granted to executives of the Company concurrent with completion of the Company's initial public offering in December 2009. These LTIP units vested ratably on each of the first five anniversaries of their dates of grant and were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model.
On December 13, 2013, the Board of Trustees approved a grant of 226,882 LTIP Class B units to executive officers of the Company. These LTIP units are subject to time-based vesting in five equal annual installments beginning January 1, 2016 and ending on January 1, 2020. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $29.19 per unit. The aggregate grant date fair value of the LTIP Class B units was $6.6 million.
As of March 31, 2016, the Company had 236,351 LTIP units outstanding. All LTIP unvested units will vest upon a change in control. As of March 31, 2016, of the 236,351 units outstanding, 54,845 LTIP units have vested.
For the three months ended March 31, 2016 and 2015, the Company recognized $0.3 million and $0.3 million, respectively, in expense related to these units. As of March 31, 2016, there was $4.1 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended March 31, 2016 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state, and local jurisdictions, where applicable. As of March 31, 2016 and December 31, 2015, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$6,566	$655
Less: dividends paid on unvested share-based compensation	(121)	(107)
Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders	$6,445	$548
Denominator:
Weighted-average number of common shares — basic	71,836,815	71,673,669
Effect of dilutive share-based compensation	474,266	772,560
Weighted-average number of common shares — diluted	72,311,081	72,446,229

Net income (loss) per share available to common shareholders — basic and diluted	$0.09	$0.01
For the three months ended March 31, 2016, 133,616 unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were no anti-dilutive shares excluded for the three months ended March 31, 2015. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three months ended March 31, 2016 and 2015, combined base and incentive management fees were $5.6 million and $4.9 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2016 and December 31, 2015, the Company had $10.0 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zeppelin San Francisco (formerly Prescott Hotel) is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 196 guest rooms at the property. The hotel lease expires in 2059, with a one time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease assumed was determined to be a capital lease.

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. The hotel is required to pay annual base rent of approximately $3.8 million through January 2021 and the base rent will be adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and Hotel Zelos (formerly Hotel Palomar San Francisco) hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $2.9 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2016	2015
	(in thousands)
Interest paid, net of capitalized interest	$9,078	$8,618
Interest capitalized	$492	$193
Income taxes paid	$6	$471
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$29,175	$23,685
Distributions payable on preferred shares	$3,192	$5,550
Issuance of common shares for Board of Trustees compensation	$606	$372
Accrued additions and improvements to hotel properties	$378	$576

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (our "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms "the Company", "we" or "our" to refer to Pebblebrook Hotel Trust and its subsidiaries, unless the context indicates otherwise.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Overview
The U.S. lodging industry continued to exhibit positive fundamentals in the first three months of 2016, though at moderate levels.  The slowing global economy, weaker job gains, slowing corporate profit outlooks, the strength of the U.S. dollar relative to other foreign currencies and softer international inbound travel demand are likely to produce more modest hotel demand growth for the remainder of 2016.  As a result of these factors and greater supply on average in many of the larger urban markets like New York and Washington, D.C., we expect that the urban markets will continue to under-perform the U.S.

lodging industry’s RevPAR growth in 2016.  We remain encouraged with the opportunities throughout our portfolio, as well as the momentum we have been gaining at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values.
During the three months ended March 31, 2016, we increased borrowing under two term loans by a total of $150.0 million. We also redeemed all 5,600,000 of our Series A Preferred Shares. Subsequent to the quarter end, we repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
Total Wholly Owned Portfolio
Same-Property Occupancy	82.2%	78.5%
Same-Property ADR	$242.28	$232.79
Same-Property RevPAR	$199.08	$182.84

The table above includes information from all of the hotels we owned as of March 31, 2016, except for Hotel Vintage Portland for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2015 for renovation and Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2016 for renovation. The table above does not include the hotel results of the Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At March 31, 2016 and 2015, we had 31 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition. Based on when a property was acquired, operating results for certain properties are not comparable for the three months ended March 31, 2016 and 2015. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property	Location	Acquisition Date	Non-comparable property for the three months ended March 31, 2016 and 2015
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015	X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015	X
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
Revenues — Total hotel revenues increased by $32.8 million, of which $12.6 million was contributed by the comparable properties and $20.2 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in occupancy at the Hotel Vintage Portland, W Los Angeles - West Beverly Hills, and our Los Angeles and San Francisco properties. The Hotel Vintage Portland and W Los Angeles - West Beverly Hills were undergoing renovations during the first quarter of 2015. Our Los Angeles properties benefited from the displacement of families from their Porter Ranch neighborhood and we also experienced increase occupancy at our San Francisco properties as a result of the Super Bowl being held in San Francisco. This was offset by a reduction in revenues due to the closing of the Hotel Zeppelin San Francisco (formerly Prescott Hotel) for renovation during most of the first quarter of 2016.
Hotel operating expenses — Total hotel operating expenses increased by $14.7 million. The comparable properties contributed $4.6 million of the increase, primarily from the W Los Angeles - West Beverly Hills and Hotel Vintage Portland, both of which were undergoing renovations during the first quarter of 2015. The non-comparable properties contributed $10.1 million to the increase.
Depreciation and amortization — Depreciation and amortization expense increased by $3.7 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $1.2 million primarily due to the non-comparable properties.
Corporate general and administrative — Corporate general and administrative expenses decreased by $0.8 million primarily as a result of a reduction in employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition and disposition costs — Hotel acquisition costs decreased by $0.1 million due to a decrease in acquisition activity. Typically, hotel property acquisition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments and divestitures. As a result, these costs are generally higher when more properties are acquired or sold, or when we have significant ongoing acquisition and disposition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $2.5 million, a result of additional term loans, issuance of senior unsecured notes and credit facility borrowings in connection with the acquisition of the non-comparable properties and for the redemption of the Series A Preferred Shares.
Other — Other expense increased by $1.8 million as a result of the loss for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $0.5 million due to a decrease in revenues primarily as a result of decreases in ADR at the Manhattan Collection joint venture properties.
Income tax (expense) benefit — Income tax benefit increased $0.1 million due to higher net loss at our TRS compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $0.6 million as a result of the redemption of all of our Series A Preferred Shares in March 2016.

Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A Preferred Shares which we redeemed in March 2016. These costs are included in the determination of net income attributable to common shareholders.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income (loss)	$16,637	$7,170
Adjustments:
Depreciation and amortization	25,002	21,262
Depreciation and amortization from joint venture	2,243	2,158
FFO	$43,882	$30,590
Distribution to preferred shareholders	(5,844)	(6,488)
Issuance costs of redeemed preferred shares	(4,169)	—
FFO available to common share and unit holders	$33,869	$24,102
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2016 and 2015 (in thousands):

	For the three months ended March 31,
	2016	2015
Net income (loss)	$16,637	$7,170
Adjustments:
Interest expense	10,801	8,321
Interest expense from joint venture	2,278	2,256
Income tax expense (benefit)	(3,492)	(3,389)
Depreciation and amortization	25,061	21,325
Depreciation and amortization from joint venture	2,243	2,158
EBITDA	$53,528	$37,841

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
Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, investments in existing or new joint ventures, and debt principal payments and debt maturities, through the net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, hotel property sales and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position.
Senior Unsecured Revolving Credit Facility, Unsecured Term Loan Facilities and Senior Unsecured Notes
On October 16, 2014, we amended and restated the credit agreement governing our unsecured revolving credit facility and our first unsecured term loan facility. On May 19, 2015, we exercised the agreement's accordion feature to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. Our $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility (the "Revolver") and a $300.0 million unsecured term loan (the "First Term Loan"). The Revolver matures in January 2019 with options to extend the maturity date to January 2020 and the First Term Loan matures in January 2020.
As of March 31, 2016, we had $180.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of March 31, 2016, we had $270.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At March 31, 2016, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at March 31, 2016.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in

April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at March 31, 2016. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at March 31, 2016.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

Debt Summary
Debt as of March 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2016		December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$180,000		$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000		300,000
Second Term Loan	Floating(2)	April 2022	175,000		100,000
Third Term Loan	Floating(2)	January 2021	200,000		125,000
Total term loans at stated value			675,000		525,000
Deferred financing costs, net			(3,799)		(3,117)
Total term loans			$671,201		$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000		60,000
Series B Notes	4.93%	December 2025	40,000		40,000
Total senior unsecured notes at stated value			100,000		100,000
Deferred financing costs, net			(591)		(608)
Total senior unsecured notes			$99,409		$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	62,764	(3)	63,116
Hotel Modera	5.26%	July 2016	22,730		22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,674		42,895
Argonaut Hotel	4.25%	March 2017	42,518		42,823
Sofitel Philadelphia	3.90%	June 2017	45,333		45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	26,003		26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	74,498		75,040
Mortgage loans at stated value			316,520		318,473
Mortgage loan premiums and deferred financing costs (4)			447		847
Total mortgage loans			$316,967		$319,320
Total debt			$1,267,577		$1,105,595
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Second Term Loan and the Third Term Loan. At March 31, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(3) Loan repaid in full on April 5, 2016.
(4) Loan premiums on assumed mortgages recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco), Embassy Suites San Diego Bay - Downtown, and Hotel Modera.

On April 5, 2016, we repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown without penalty, using proceeds from our senior unsecured revolving credit facility. We intend to repay the $22.7 million mortgage loan on the Hotel Modera with cash provided by operations, existing cash balances and/or borrowings under our senior unsecured revolving credit facility.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the three months ended March 31, 2016. As of March 31, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, we announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of March 31, 2016, the Company had no repurchases under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $46.5 million for the three months ended March 31, 2016. Our cash from operations includes the operating activities of our 31 wholly owned hotels. Our cash provided by operating activities for the three months ended March 31, 2015 was $30.0 million and relates principally to the 29 wholly owned hotels and operating cash flow distributions of $6.3 million received from the Manhattan Collection joint venture.
Cash Used in Investing Activities. Our cash used in investing activities was $33.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we invested $35.8 million in improvements to our hotel properties, received a refund of our deposit of $3.0 million for property under contract for purchase and had a decrease in restricted cash of $0.3 million. Our cash used in investing activities was $23.4 million for the three months ended March 31, 2015. During the three months ended March 31, 2015, we invested $26.4 million in improvements to our hotel properties, placed a deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had an increase in restricted cash of $3.1 million.
Cash Used in Financing Activities. Our cash used in financing activities was $11.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we borrowed $150.0 million under the Revolver, repaid $135.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $2.0 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, used $140 million to redeem all of our Series A Preferred Shares, paid $0.9 million in deferred financing fees, paid $31.1 million in distributions and had other financing activities of $0.1 million. For the three months ended March 31, 2015, cash flows used in financing activities was $30.9 million. We borrowed $65.0 million from our revolving credit facility, repaid $15.0 million from the revolving credit facility, repaid $53.1 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards and paid $23.5 million in distributions.
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
For the three months ended March 31, 2016, we invested $35.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $65.0 million to $75.0 million in capital investments for our wholly owned hotels through the remainder of 2016. In March 2016, the Prescott Hotel was re-opened as Hotel Zeppelin San Francisco, after being closed in November 2015, to complete a $35.0 million renovation. We expect to invest in a $15.0 million to $20.0 million renovation of The Westin Colonnade Coral Gables which began in the third quarter of 2015 and a $16.0 million renovation at the Union Station Hotel, Autograph Collection. The Westin Colonnade Coral Gables and Union Station Hotel, Autograph Collection will remain open during their renovations.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$335,383	$184,974	$80,724	$69,685	$—
Term loans (2)	785,862	22,555	48,078	534,138	181,091
Unsecured notes (1)	142,899	4,872	9,717	9,730	118,580
Borrowings under credit facility (3)	190,604	3,795	186,809	—	—
Hotel and ground leases (4)	767,048	7,127	14,537	14,779	730,605
Capital lease obligation	36,543	—	444	652	35,447
Membership initiation deposits (5)	32,030	378	—	—	31,652
Purchase commitments (6)	15,450	15,450	—	—	—
Corporate office lease	3,838	370	771	814	1,883
Total	$2,309,657	$239,521	$341,080	$629,798	$1,099,258
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for all three of the term loans. At March 31, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2016. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Zelos (formerly Hotel Palomar San Francisco) provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on Hotel Zeppelin San Francisco (formerly Prescott Hotel) was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

As of March 31, 2016, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75%, requires interest-only payments through maturity and is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of March 31, 2016. At March 31, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including us, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold.
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
As of March 31, 2016, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at March 31, 2016.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million on the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.21%, respectively, based on the Company’s leverage ratio at March 31, 2016.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2016, there was $11.5 million in unrealized loss recorded in accumulated other comprehensive income. For the three months ended March 31, 2016 and 2015, we recognized $1.8 million and $0.0 million, respectively, in other expense for ineffectiveness related to our interest rate swaps.
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

As of March 31, 2016, $255.0 million of the Company's aggregate indebtedness (20% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.3 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 - January 31, 2016	18,491	$28.02	—	$—
February 1, 2016 - February 29, 2016	8,083	$23.81	—	$—
March 1, 2016 - March 31, 2016	61,936	$28.84	—	$—
Total	88,510	$28.21	—	$150,000,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of March 31, 2016, the Company had no repurchases under this program.

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

PEBBLEBROOK HOTEL TRUST

Date:	April 27, 2016	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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