Form 10-Q
period 2016-06-30
Pebblebrook Hotel Trust
filed 2016-07-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 20, 2016
Common shares of beneficial interest ($0.01 par value per share)	72,058,795

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,612,933	$2,673,584
Investment in joint venture	244,370	248,794
Ground lease asset, net	29,922	30,218
Cash and cash equivalents	36,307	26,345
Restricted cash	7,888	9,453
Hotel receivables (net of allowance for doubtful accounts of $300 and $243, respectively)	29,888	25,062
Prepaid expenses and other assets	36,452	45,015
Total assets	$2,997,760	$3,058,471
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$30,000	$165,000
Term loans, net of unamortized deferred financing costs	671,377	521,883
Senior unsecured notes, net of unamortized deferred financing costs	99,425	99,392
Mortgage debt, net of unamortized loan premiums and deferred financing costs	229,696	319,320
Accounts payable and accrued expenses	158,966	141,897
Advance deposits	19,432	17,726
Accrued interest	2,570	2,550
Distribution payable	33,168	29,869
Total liabilities	1,244,634	1,297,637
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $335,000 at June 30, 2016 and $350,000 at December 31, 2015), 100,000,000 shares authorized; 13,400,000 shares issued and outstanding at June 30, 2016 and 14,000,000 shares issued and outstanding at December 31, 2015	134	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,922,904 issued and outstanding at June 30, 2016 and 71,735,129 issued and outstanding at December 31, 2015	719	717
Additional paid-in capital	1,854,623	1,868,047
Accumulated other comprehensive income (loss)	(20,869)	(4,750)
Distributions in excess of retained earnings	(84,596)	(105,765)
Total shareholders’ equity	1,750,011	1,758,389
Non-controlling interests	3,115	2,445
Total equity	1,753,126	1,760,834
Total liabilities and equity	$2,997,760	$3,058,471
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues:
Room	$148,450	$137,443	$279,854	$246,277
Food and beverage	49,673	46,823	100,369	90,061
Other operating	14,149	13,417	28,294	24,780
Total revenues	212,272	197,683	408,517	361,118
Expenses:
Hotel operating expenses:
Room	34,094	30,982	66,319	58,965
Food and beverage	32,532	31,384	66,569	60,777
Other direct and indirect	55,679	53,627	111,327	103,463
Total hotel operating expenses	122,305	115,993	244,215	223,205
Depreciation and amortization	25,859	24,885	50,920	46,210
Real estate taxes, personal property taxes, property insurance, and ground rent	12,428	10,885	24,893	22,165
General and administrative	6,344	6,169	13,140	13,741
Hotel acquisition and disposition costs	11	4,334	17	4,465
Total operating expenses	166,947	162,266	333,185	309,786
Operating income (loss)	45,325	35,417	75,332	51,332
Interest income	620	621	1,245	1,256
Interest expense	(11,432)	(9,256)	(22,233)	(17,577)
Other	(101)	—	(1,872)	—
Gain on sale of hotel properties	40,326	—	40,326	—
Equity in earnings (loss) of joint venture	1,682	3,320	(3,233)	(1,128)
Income (loss) before income taxes	76,420	30,102	89,565	33,883
Income tax (expense) benefit	(1,982)	(3,519)	1,510	(130)
Net income (loss)	74,438	26,583	91,075	33,753
Net income (loss) attributable to non-controlling interests	248	92	306	119
Net income (loss) attributable to the Company	74,190	26,491	90,769	33,634
Distributions to preferred shareholders	(4,241)	(6,487)	(10,085)	(12,975)
Issuance costs of redeemed preferred shares	—	—	(4,169)	—
Net income (loss) attributable to common shareholders	$69,949	$20,004	$76,515	$20,659
Net income (loss) per share available to common shareholders, basic	$0.97	$0.28	$1.06	$0.29
Net income (loss) per share available to common shareholders, diluted	$0.96	$0.27	$1.05	$0.28
Weighted-average number of common shares, basic	71,922,904	71,735,129	71,879,859	71,696,294
Weighted-average number of common shares, diluted	72,319,784	72,425,952	72,373,376	72,463,419

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Comprehensive Income:
Net income (loss)	$74,438	$26,583	$91,075	$33,753
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(4,635)	4,077	(16,119)	(92)
Comprehensive income (loss)	69,803	30,660	74,956	33,661
Comprehensive income (loss) attributable to non-controlling interests	234	105	254	119
Comprehensive income (loss) attributable to the Company	$69,569	$30,555	$74,702	$33,542
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(139)	—	—	(139)	—	(139)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	3,729	—	—	3,730	554	4,284
Distributions on common shares/units	—	—	—	—	—	—	(45,422)	(45,422)	(147)	(45,569)
Distributions on preferred shares	—	—	—	—	—	—	(12,975)	(12,975)	(7)	(12,982)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(92)	—	(92)	—	(92)
Net income (loss)	—	—	—	—	—	—	33,634	33,634	119	33,753
Balance at June 30, 2015	14,000,000	$140	71,735,129	$717	$1,864,607	$(433)	$(108,926)	$1,756,105	$1,839	$1,757,944

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,919	—	—	120,969	—	120,969
Redemption of preferred shares	(5,600,000)	(56)	—	—	(135,800)	—	(4,169)	(140,025)	—	(140,025)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	3,346	—	—	3,349	552	3,901
Distributions on common shares/units	—	—	—	—	—	—	(55,346)	(55,346)	(179)	(55,525)
Distributions on preferred shares	—	—	—	—	—	—	(10,085)	(10,085)	(9)	(10,094)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(16,119)	—	(16,119)	—	(16,119)
Net income (loss)	—	—	—	—	—	—	90,769	90,769	306	91,075
Balance at June 30, 2016	13,400,000	$134	71,922,904	$719	$1,854,623	$(20,869)	$(84,596)	$1,750,011	$3,115	$1,753,126

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$91,075	$33,753
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50,920	46,210
Share-based compensation	3,901	4,284
Loss on derivative instruments	1,872	—
Amortization of deferred financing costs and mortgage loan premiums	260	(184)
Gain on sale of hotel properties	(40,326)	—
Non-cash ground rent	1,277	1,190
Equity in (earnings) loss from joint venture	4,424	2,313
Other	1,263	706
Changes in assets and liabilities:
Restricted cash, net	734	(161)
Hotel receivables	(4,944)	(9,562)
Prepaid expenses and other assets	2,676	(4,160)
Distributions from joint venture	—	9,203
Accounts payable and accrued expenses	1,987	4,327
Advance deposits	2,000	2,461
Net cash provided by (used in) operating activities	117,119	90,380
Investing activities:
Acquisition of hotel properties	—	(305,146)
Improvements and additions to hotel properties	(60,117)	(53,353)
Deposit on hotel properties	3,000	(3,000)
Proceeds from sale of hotel properties	107,565	—
Receipt from (acquisition of) note receivable	—	3,020
Purchase of corporate office equipment, software, and furniture	(44)	(221)
Restricted cash, net	831	3,081
Net cash provided by (used in) investing activities	51,235	(355,619)
Financing activities:
Gross proceeds from issuance of preferred shares	125,000	—
Payment of offering costs — common and preferred shares	(4,055)	(139)
Payment of deferred financing costs	(950)	(2,466)
Borrowings under senior revolving credit facility	254,000	380,000
Repayments under senior revolving credit facility	(389,000)	(120,000)
Proceeds from term loans	150,000	100,000
Repayments of mortgage debt	(88,939)	(55,420)
Repurchase of common shares	(2,496)	(4,094)
Redemption of preferred shares	(140,000)	—
Distributions — common shares/units	(50,376)	(39,338)
Distributions — preferred shares	(11,934)	(12,975)
Proceeds from membership deposits	847	—

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Repayments of membership deposits	(489)	—
Net cash provided by (used in) financing activities	(158,392)	245,568
Net change in cash and cash equivalents	9,962	(19,671)
Cash and cash equivalents, beginning of year	26,345	52,883
Cash and cash equivalents, end of period	$36,307	$33,212
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
As of June 30, 2016, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 7,235 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2016, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity ("VIE") and voting interest entity ("VOE") consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company adopted this standard on January 1, 2016 and concluded that no change was required to its accounting for its joint venture. However, the Operating Partnership now meets the criteria as a VIE, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole significant asset is its investment in the Operating Partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
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
In August 2015, the FASB issued ASU 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard on January 1, 2016 and elected to continue presenting debt issuance costs related to its senior unsecured revolving credit facility as an asset which is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU-2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate of the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for the Company on January 1, 2017, however, early adoption is permitted. The Company early adopted this standard on April 1, 2016 and it did not have an impact on the Company's financial position, results of operations or cash flows.

Note 3. Acquisition and Disposition of Hotel Properties

Acquisitions

The Company had no hotel acquisitions during the three and six months ended June 30, 2016. The following unaudited pro forma financial information presents the results of the Company for the three and six months ended June 30, 2016 and 2015 as if the hotels acquired in 2015 were acquired on January 1, 2014. The following hotels' pro forma results are included in the pro forma table below: LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. The pro forma results below exclude acquisition costs of $4.3 million and $4.5 million for the three and six months ended June 30, 2015, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)

Total revenues	$212,272	$208,893	$408,517	$392,420
Operating income (loss)	45,325	42,341	75,332	64,976
Net income (loss) attributable to common shareholders	69,949	26,072	76,515	32,509
Net income (loss) per share available to common shareholders — basic	$0.97	$0.36	$1.06	$0.45
Net income (loss) per share available to common shareholders — diluted	$0.96	$0.36	$1.05	$0.45

Dispositions

On May 5, 2016, the Company sold an excess land parcel adjacent to the Revere Hotel Boston Common for $6.0 million. The Company recognized a gain of $3.3 million related to the sale of this land.

On June 1, 2016, the Company sold the Viceroy Miami for $64.5 million. The Company recognized a gain of $30.5 million related to the sale of this hotel property.

On June 1, 2016, the Company sold the The Redbury Hollywood for $40.9 million. The Company recognized a gain of $6.5 million related to the sale of this hotel property.

For the three and six months ended June 30, 2016, the Company's consolidated statements of operations included operating income of $1.2 million and $4.1 million, respectively, related to the hotel properties sold. For the three and six months ended June 30, 2015, the Company's consolidated statements of operations included operating income of $1.7 million and $4.5 million, respectively, related to the hotel properties sold.

The sales of land and hotel properties described above did not represent a strategic shift in the Company’s business plan or primary markets, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$480,366	$499,381
Buildings and improvements	2,225,737	2,225,168
Furniture, fixtures and equipment	218,284	205,890
Construction in progress	11,766	26,322
Investment in hotel properties	$2,936,153	$2,956,761
Less: Accumulated depreciation	(323,220)	(283,177)
Investment in hotel properties, net	$2,612,933	$2,673,584

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
As of June 30, 2016, the joint venture reported $445.0 million in total assets, which represents the historical cost basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include $460.0 million in existing first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) and a $50.0 million loan secured by the Dumont NYC, and the $50.0 million unsecured special loan provided by the Company as described above. At June 30, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including the Company, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold. The joint venture was in compliance with all of its debt covenants as of June 30, 2016. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and six months ended June 30, 2016 and 2015 are presented below (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Revenues	$45,698	$47,538	$76,879	$78,559
Total expenses	43,579	42,347	86,193	83,850
Net income (loss)	$2,119	$5,191	$(9,314)	$(5,291)
Company’s 49% interest of net income (loss)	1,038	2,543	(4,564)	(2,593)
Basis adjustment	49	181	140	280
Special loan interest income elimination	595	596	1,191	1,185
Equity in earnings (loss) in joint venture	$1,682	$3,320	$(3,233)	$(1,128)

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under the amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of June 30, 2016 and December 31, 2015, the Company had $30.0 million and $165.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of June 30, 2016, the Company had $420.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of June 30, 2016, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2016, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2015, the Company incurred unused commitment fees of $0.2 million and $0.3 million, respectively.
Unsecured Term Loan Facilities
As of June 30, 2016, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of June 30, 2016, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of June 30, 2016, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of June 30, 2016 and December 31, 2015, the Company had $675.0 million and $525.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of June 30, 2016, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of June 30, 2016, the Company was in compliance with all such debt covenants.
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
As of June 30, 2016, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 3.23% through July 13, 2017 and a weighted-average effective interest rate of 3.81% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at June 30, 2016.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.86%, based on the Company’s leverage ratio at June 30, 2016. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.51%, based on the Company’s leverage ratio at June 30, 2016.
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
As of June 30, 2016, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $22.7 million in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2016, there was $4.6 million and $16.1 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. For the three and six months ended June 30, 2015, there was $4.1 million in unrealized gain and $0.1 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. For the three and six months ended June 30, 2016, the Company recorded a loss of $0.1 million and $1.9 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and six months ended June 30, 2016, the Company reclassified $1.6 million and $3.2 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and six months ended June 30, 2015, the Company reclassified $1.2 million and $2.0 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $5.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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
On May 5, 2016, the Company repaid the $22.7 million mortgage loan on the Hotel Modera, without penalty, using proceeds from the senior unsecured revolving credit facility.
Debt Summary
Debt as of June 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$30,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,623)	(3,117)
Total term loans			$671,377	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(575)	(608)
Total senior unsecured notes			$99,425	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,451	42,895
Argonaut Hotel	4.25%	March 2017	42,216	42,823
Sofitel Philadelphia	3.90%	June 2017	45,001	45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	25,911	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	73,956	75,040
Mortgage loans at stated value			229,535	318,473
Mortgage loan premiums and deferred financing costs (3)			161	847
Total mortgage loans			$229,696	$319,320
Total debt			$1,030,498	$1,105,595

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At

June 30, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(3) As of June 30, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco).
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt as of June 30, 2016 and December 31, 2015 was $340.4 million and $465.4 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2016.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of June 30, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, the Company announced that its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of June 30, 2016, the Company had no repurchases under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2016:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.38	March 31, 2016	March 31, 2016	April 15, 2016
$0.38	June 30, 2016	June 30, 2016	July 15, 2016
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 11, 2016, the Company redeemed all 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") at a redemption amount of $25.00 per share plus accrued and unpaid dividends.
On June 9, 2016, the Company issued 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) at a public offering price of $25.00 per share, for net proceeds of approximately $121.1 million, after deducting the underwriting discount and other offering-related costs.
As of June 30, 2016, the Company had none of its Series A Preferred Shares, 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"), 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its Series D Preferred shares outstanding. As of December 31, 2015, the Company had 5,600,000 of its Series A Preferred Shares, 3,400,000 of its Series B Preferred shares and 5,000,000 of its Series C Preferred Shares outstanding.
The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares (collectively, the “Preferred Shares”) rank senior to the Company's common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series A Preferred

Shares prior to March 11, 2016 and may not redeem the Series B Preferred Shares, Series C Preferred Shares or Series D Preferred Shares prior to September 21, 2016, March 18, 2018 and June 9, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series B Preferred Share is 3.4483 common shares, each Series C Preferred Share is 2.0325 common shares and each Series D Preferred Shares is 1.9794 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2016:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
8.00% Series B	$0.50	March 31, 2016	March 31, 2016	April 15, 2016
8.00% Series B	$0.50	June 30, 2016	June 30, 2016	July 15, 2016
6.50% Series C	$0.41	March 31, 2016	March 31, 2016	April 15, 2016
6.50% Series C	$0.41	June 30, 2016	June 30, 2016	July 15, 2016
6.375% Series D	$0.16	June 30, 2016	June 30, 2016	July 15, 2016

Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership units have certain redemption rights that enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of the Company’s common shares at the time of redemption or the Company’s common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
As of June 30, 2016 and December 31, 2015, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at June 30, 2016, 54,845 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2016, there were 160,286 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	124,617	$35.46
Granted	67,280	$23.81
Vested	(52,452)	$32.79
Forfeited	(4,809)	$30.66
Unvested at June 30, 2016	134,636	$30.85
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2016, the Company recognized approximately $0.4 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2015, the Company recognized approximately $0.4 million and $0.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of June 30, 2016, there was $3.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.
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
On February 4, 2014, the Board of Trustees approved a target award of 66,483 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2017. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 10,092 target awards to non-executive management employees which have no maximum) and will be determined in 2017 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2014 through December 31, 2016.
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
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions:

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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2016, there was approximately $12.0 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.0 years. For the three and six months ended June 30, 2016, the Company recognized $1.3 million and $2.5 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2015, the Company recognized $1.5 million and $3.0 million, respectively, in expense related to these awards.
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
As of June 30, 2016, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
The Company granted 929,099 LTIP Class A units to executive officers of the Company at and shortly after the completion of its initial public offering in December 2009. These LTIP units vested ratably on each of the first five anniversaries of their dates of grant and were valued at $8.50 per LTIP unit at the date of grant using a Monte Carlo simulation method model.
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
As of June 30, 2016, the Company had 236,351 LTIP units outstanding. All LTIP unvested units will vest upon a change in control. As of June 30, 2016, of the 236,351 units outstanding, 54,845 LTIP units have vested.
For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these units. For the three and six months ended June 30, 2015, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these units. As of June 30, 2016, there was $3.8 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the six months ended June 30, 2016 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2016 and December 31, 2015, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$69,949	$20,004	$76,515	$20,659
Less: dividends paid on unvested share-based compensation	(120)	(107)	(241)	(215)
Undistributed earnings attributable to share-based compensation	(185)	—	(92)	—
Net income (loss) available to common shareholders	$69,644	$19,897	$76,182	$20,444
Denominator:
Weighted-average number of common shares — basic	71,922,904	71,735,129	71,879,859	71,696,294
Effect of dilutive share-based compensation	396,880	690,823	493,517	767,125
Weighted-average number of common shares — diluted	72,319,784	72,425,952	72,373,376	72,463,419

Net income (loss) per share available to common shareholders — basic	$0.97	$0.28	$1.06	$0.29
Net income (loss) per share available to common shareholders — diluted	$0.96	$0.27	$1.05	$0.28
For the three and six months ended June 30, 2016, 117,201 and 117,201, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 40,111 and no anti-dilutive shares excluded for the three and six months ended June 30, 2015, respectively. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.1 million and $11.7 million for the three and six months ended June 30, 2016, respectively, and $6.0 million and $10.8 million for the three and six months ended June 30, 2015, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2016 and December 31, 2015, the Company had $7.9 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) is subject to both a long-term primary ground lease and a secondary sublease. The primary ground lease requires the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of hotel revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total hotel revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease requires the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expired in April 2016 from which time the hotel became only subject to the primary ground lease through its maturity in 2062.

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

The ground leases and the Hotel Zelos (formerly Hotel Palomar San Francisco) hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.0 million and $5.9 million for the three and six months ended June 30, 2016, respectively, and $2.8 million and $5.5 million for the three and six months ended June 30, 2015, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2016	2015
	(in thousands)
Interest paid, net of capitalized interest	$21,671	$17,587
Interest capitalized	$492	$193
Income taxes paid	$357	$1,824
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$29,467	$23,973
Distributions payable on preferred shares	$3,701	$5,550
Issuance of common shares for Board of Trustees compensation	$606	$373
Below (above) market rate contracts assumed in connection with acquisition	$—	$20,110
Accrued additions and improvements to hotel properties	$2,988	$2,299
Write-off of fully depreciated furniture, fixtures and equipment	$—	$3,550
Write-off of deferred financing costs	$550	$321

Note 13. Subsequent Events
On July 7, 2016, the Company's shareholders approved an amendment to the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to increase the number of shares available to be issued under the Plan from 2,422,625 shares to 3,672,625 shares.

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
Overview

The U.S. lodging industry continued to exhibit positive fundamentals in the first half of 2016, though at moderate growth levels. However, the slowing global economy, weaker job gains, lowered corporate profit outlooks, the strength of the U.S. dollar and softer international inbound and business travel demand are likely to produce more modest hotel demand growth for the remainder of 2016. As a result of these factors and greater supply on average in many of the larger urban markets like New York, Boston and Washington, D.C., we expect that the urban markets will continue to under-perform the U.S. lodging industry’s modest RevPAR growth in 2016. We remain encouraged with the opportunities throughout our portfolio, as well as the progress we have made in gaining market share and improving operating performance at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values, however, for the remainder of 2016 we remain cautious due to the current uncertain economic and geopolitical environment.
During the six months ended June 30, 2016, we sold a parcel of land adjacent to the Revere Hotel Boston Common, sold the Viceroy Miami hotel property and sold The Redbury Hollywood hotel property for sales prices aggregating of $111.4 million. We increased borrowings under two term loans by a total of $150.0 million. We redeemed all 5,600,000 of our Series A Preferred Shares and issued 5,000,000 of new Series D Preferred Shares. We also repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown and the $22.7 million mortgage loan on the Hotel Modera.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Total Wholly Owned Portfolio
Same-Property Occupancy	87.4%	86.5%	84.8%	82.6%
Same-Property ADR	$252.76	$246.90	$247.72	$240.28
Same-Property RevPAR	$221.04	$213.46	$210.14	$198.36

The table above includes information from all of the hotels we owned as of June 30, 2016, except for Hotel Vintage Portland for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2015 for renovation, Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2016 for renovation, and both Viceroy Miami and The Redbury Hollywood for the second quarter of both 2016 and 2015 because we sold these properties during the second quarter of 2016. The table above does not include the hotel results of the Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At June 30, 2016 and 2015, we had 29 and 31 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2016 and 2015. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property	Location	Acquisition/Disposition Date	Non-comparable property for the three months ended June 30, 2016 and 2015	Non-comparable property for the six months ended June 30, 2016 and 2015
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015	X	X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015	X	X
Viceroy Miami	Miami, FL	June 1, 2016	X	X
The Redbury Hollywood	Hollywood, CA	June 1, 2016	X	X
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015
Revenues — Total hotel revenues increased by $14.6 million, of which $7.0 million was contributed by the comparable properties and $7.6 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in room revenue at the Le Meridien Delfina Santa Monica, Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills, The Nines, a Luxury Collection Hotel, Portland and Hotel Zephyr Fisherman's Wharf in addition to an increase in food and beverage revenue at the InterContinental Buckhead Atlanta, offset by a decline in food and beverage revenue at the Hotel Monaco Washington DC because the restaurant was partially closed for renovation. Hotel Zephyr Fisherman's Wharf, Hotel Vintage Portland and W Los Angeles - West Beverly Hills completed their renovations during the first six months of 2015 and continue to ramp up following these renovations. Our Los Angeles properties also benefited from the displacement of families from their Porter Ranch neighborhood.
Hotel operating expenses — Total hotel operating expenses increased by $6.3 million. The comparable properties contributed $3.1 million of the increase, primarily from the Hotel Zephyr Fisherman's Wharf, W Los Angeles - West Beverly Hills, Hotel Vintage Portland and Hotel Zeppelin San Francisco (formerly Prescott Hotel). Hotel Zephyr Fisherman's Wharf, W Los Angeles - West Beverly Hills and Hotel Vintage Portland were undergoing renovations in the first six months of 2015. The non-comparable properties contributed $3.2 million to the increase.
Depreciation and amortization — Depreciation and amortization expense increased by $1.0 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $1.5 million primarily due to the non-comparable properties and an increase in property taxes at Argonaut Hotel which received a credit in 2015.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.2 million primarily as a result of an increase in legal fees. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition and disposition costs — Hotel acquisition and disposition costs decreased by $4.3 million due to a decrease in acquisition activity. Typically, hotel property acquisition and disposition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments and divestitures. As a result, these costs are generally higher when more properties are acquired or sold, or when we have significant ongoing acquisition and disposition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $2.2 million as a result of additional term loans, issuance of senior unsecured notes and credit facility borrowings in connection with the acquisition of the non-comparable properties and for the redemption of the Series A Preferred Shares.
Other — Other expense increased by $0.1 million as a result of the loss for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Gain on sales of hotel properties — Gain on sales of properties increased by $40.3 million from the sales of a parcel of land adjacent to the Revere Hotel Boston Common, the Viceroy Miami and The Redbury Hollywood.
Equity in earnings (losses) of joint venture — Equity in earnings of joint venture decreased $1.6 million due to a decrease in revenues primarily as a result of decreases in ADR at the Manhattan Collection joint venture properties.

Income tax (expense) benefit — Income tax expense decreased $1.5 million due primarily to a lower net income during the second quarter at our TRS compared to the prior year second quarter.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $2.2 million as a result of the redemption of all of the Series A Preferred Shares in March 2016 and offset by the issuance of the Series D Preferred Shares in June 2016.
Other comprehensive income (loss) — Other comprehensive income (loss) changed by $8.7 million from income to a loss as a result of the change in the fair values of our interest rate swaps.
Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015
Revenues — Total hotel revenues increased by $47.4 million, of which $19.4 million was contributed by the comparable properties and $28.0 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in room revenues at the Le Meridien Delfina Santa Monica, Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills, The Nines, a Luxury Collection Hotel, Portland, Sir Francis Drake and Hotel Zephyr Fisherman's Wharf in addition to an increase in food and beverage revenue at the InterContinental Buckhead Atlanta offset by a decline in room revenue at the Hotel Zeppelin San Francisco (formerly Prescott Hotel), which was closed during the first quarter of 2016, and a decline in food and beverage revenue at the Hotel Monaco Washington DC, because the restaurant was partially closed for renovation in the second quarter of 2016. Hotel Zephyr Fisherman's Wharf, Hotel Vintage Portland and W Los Angeles - West Beverly Hills completed their renovations during the first six months of 2015 and continue to ramp up following these renovations. Our Los Angeles properties also benefited from the displacement of families from their Porter Ranch neighborhood and our San Francisco properties benefited from the Super Bowl which was held in San Francisco in February 2016.
Hotel operating expenses — Total hotel operating expenses increased by $21.0 million. The comparable properties contributed $7.8 million of the increase, which is a result of cost increases resulting from increased revenues at Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills and Hotel Zephyr Fisherman's Wharf. The remaining $13.2 million of the increase was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $4.7 million primarily due to the additional depreciation for the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $2.7 million primarily due to the non-comparable properties and increases in real estate taxes at our comparable properties.
Corporate general and administrative — Corporate general and administrative expenses decreased by $0.6 million primarily as a result of decreases in non-cash share-based employee compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Hotel acquisition and disposition costs — Hotel acquisition and disposition costs decreased by $4.4 million due to due to a decrease in acquisition activity. Typically, hotel property acquisition and disposition costs consist of legal fees, other professional fees, transfer taxes and other direct costs associated with our pursuit of hotel investments and divestitures. As a result, these costs are generally higher when more properties are acquired or sold, or when we have significant ongoing acquisition and disposition activity.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $4.7 million as a result of additional term loans, issuance of senior unsecured notes and credit facility borrowings in connection with the acquisition of the non-comparable properties and for the redemption of the Series A Preferred Shares.
Other — Other expense increased by $1.9 million as a result of the loss for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Gain on sales of hotel properties — Gain on sales of properties increased by $40.3 million from the sales of a parcel of land adjacent to the Revere Hotel Boston Common, the Viceroy Miami and The Redbury Hollywood.

Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $2.1 million due to due to a decrease in revenues primarily as a result of decreases in ADR at the Manhattan Collection joint venture properties.
Income tax (expense) benefit — Income tax (expense) benefit changed by $1.6 million from an expense to a benefit as a result of a loss through June 30, 2016 at our TRS compared to a small amount of income in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $2.9 million as a result of the redemption of all of the Series A Preferred Shares in March 2016 and offset by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A Preferred Shares which we redeemed in March 2016. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive loss increased $16.0 million as a result of the change in the fair values of our interest rate swaps.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$74,438	$26,583	$91,075	$33,753
Adjustments:
Depreciation and amortization	25,800	24,828	50,802	46,090
Depreciation and amortization from joint venture	2,224	2,100	4,467	4,258
Gain on sale of hotel properties	(40,326)	—	(40,326)	—
FFO	$62,136	$53,511	$106,018	$84,101
Distribution to preferred shareholders	(4,241)	(6,487)	(10,085)	(12,975)
Issuance costs of redeemed preferred shares	—	—	(4,169)	—
FFO available to common share and unit holders	$57,895	$47,024	$91,764	$71,126
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$74,438	$26,583	$91,075	$33,753
Adjustments:
Interest expense	11,432	9,256	22,233	17,577
Interest expense from joint venture	2,280	2,278	4,558	4,534
Income tax expense (benefit)	1,982	3,519	(1,510)	130
Depreciation and amortization	25,859	24,885	50,920	46,210
Depreciation and amortization from joint venture	2,224	2,100	4,467	4,258
EBITDA	$118,215	$68,621	$171,743	$106,462
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
As of June 30, 2016, we had $30.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of June 30, 2016, we had $420.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At June 30, 2016, the First Term Loan had a weighted-average effective interest rate of 3.23% through July 13, 2017 and a weighted-average effective interest rate of 3.81% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at June 30, 2016.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.86%, based on the Company’s leverage ratio at June 30, 2016. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.51%, based on the Company's leverage ratio at June 30, 2016.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

Debt Summary
Debt as of June 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$30,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,623)	(3,117)
Total term loans			$671,377	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(575)	(608)
Total senior unsecured notes			$99,425	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,451	42,895
Argonaut Hotel	4.25%	March 2017	42,216	42,823
Sofitel Philadelphia	3.90%	June 2017	45,001	45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	25,911	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	73,956	75,040
Mortgage loans at stated value			229,535	318,473
Mortgage loan premiums and deferred financing costs (3)			161	847
Total mortgage loans			$229,696	$319,320
Total debt			$1,030,498	$1,105,595
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Second Term Loan and the Third Term Loan. At June 30, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(3) As of June 30, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco).

On April 5, 2016, we repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown without penalty, using proceeds from our senior unsecured revolving credit facility. On May 5, 2016, we repaid the $22.7 million mortgage loan on the Hotel Modera, without penalty, using proceeds from the senior unsecured revolving credit facility.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the six months ended June 30, 2016. As of June 30, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, we announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of June 30, 2016, the Company had no repurchases under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $117.1 million for the six months ended June 30, 2016. Our cash from operations includes the operating activities of the 29 hotels we wholly owned as of June 30, 2016. Our cash provided by operating activities for the six months ended June 30, 2015 was $90.4 million and relates principally to the 31 hotels we wholly owned as of June 30, 2015 and operating cash flow distributions of $9.2 million received from the Manhattan Collection joint venture.
Cash Provided by Investing Activities. Our cash provided by investing activities was $51.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we invested $60.1 million in improvements to our hotel properties, received $107.6 million in proceeds from the sales of two hotel properties and a land parcel adjacent to one of our hotels, received a refund of our deposit of $3.0 million for property under contract for purchase and had a decrease in restricted cash of $0.8 million. Our cash used in investing activities was $355.6 million for the six months ended June 30, 2015. During the six months ended June 30, 2015, we purchased two hotels using cash of $305.1 million, invested $53.4 million in improvements to our hotel properties, placed a deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $3.1 million.
Cash Used in Financing Activities. Our cash used in financing activities was $158.4 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we borrowed $254.0 million under the Revolver, repaid $389.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $88.9 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.9 million of net proceeds from the issuance of 5,000,000 Series D Preferred Shares, used $140 million to redeem all of our Series A Preferred Shares, paid $1.0 million in deferred financing fees, and paid $62.3 million in distributions. For the six months ended June 30, 2015, cash flows provided by financing activities was $245.6 million. We borrowed $380.0 million from our revolving credit facility, repaid $120.0 million from the revolving credit facility, borrowed $100.0 million under the Second Term Loan, repaid $55.4 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $2.5 million in deferred financing fees and paid $52.3 million in distributions.
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
For the six months ended June 30, 2016, we invested $60.1 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $32.0 million to $42.0 million in capital investments for our wholly owned hotels through the remainder of 2016. In March 2016, the Prescott Hotel was re-opened as Hotel Zeppelin San Francisco, after being closed in November 2015, to complete a $32.0 million renovation. We expect to invest $15.0 million to $20.0 million in a renovation of The Westin Colonnade Coral Gables which began in the third quarter of 2015 and $16.0 million in a renovation of the Union Station Hotel, Autograph Collection. The Westin Colonnade Coral Gables renovation is expected to be completed late in the third quarter of 2016 and the Union Station Hotel, Autograph Collection renovation is expected to be completed in the third quarter of 2016. Both properties will remain open during their renovations.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$245,183	$140,907	$35,833	$68,443	$—
Term loans (2)	773,557	20,939	45,297	527,724	179,597
Unsecured notes (1)	140,463	4,859	9,717	9,730	116,157
Borrowings under credit facility (3)	31,866	733	31,133	—	—
Hotel and ground leases (4)	765,263	7,116	14,604	14,797	728,746
Capital lease obligation	36,542	—	519	661	35,362
Membership initiation deposits (5)	32,016	353	—	—	31,663
Purchase commitments (6)	15,185	15,185	—	—	—
Corporate office lease	3,747	373	776	819	1,779
Total	$2,043,822	$190,465	$137,879	$622,174	$1,093,304
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for all three of the term loans. At June 30, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2016. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

As of June 30, 2016, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by five of the properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75%, requires interest-only payments through maturity and is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of June 30, 2016. At June 30, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including us, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold.
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
As of June 30, 2016, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 3.23% through July 13, 2017 and a weighted-average effective interest rate of 3.81% from July 13, 2017 through January 15, 2020, based on our leverage ratio at June 30, 2016.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million on the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.86% and 3.51%, respectively, based on the Company’s leverage ratio at June 30, 2016.

We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the six months ended June 30, 2016, there was $16.1 million in unrealized loss recorded in accumulated other comprehensive income. For the three months ended June 30, 2016 and 2015, we recognized $1.9 million and $0.0 million, respectively, in other expense for ineffectiveness related to our interest rate swaps.
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

As of June 30, 2016, $105.0 million of the Company's aggregate indebtedness (10.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.

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

Item 1A. Risk Factors.

Other than the additional risk factor set forth below, there have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

Economic conditions leading up to and following the United Kingdom's likely exit from the European Union could have an adverse effect on the lodging industry and our results of operations.

On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”).  Negotiations are expected to commence to determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union.

The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could adversely affect European and global economic or market conditions and could contribute to instability in global financial markets. Any of these effects of Brexit, and others the Company cannot anticipate, may have an adverse effect on the lodging industry and may adversely affect the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2016 - April 30, 2016	—	$—	—	$—
May 1, 2016 - May 31, 2016	—	$—	—	$—
June 1, 2016 - June 30, 2016	—	$—	—	$—
Total	—	$—	—	$150,000,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of June 30, 2016, the Company had no repurchases under this program.

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

As previously reported, on July 7, 2016 the Company’s shareholders approved an amendment to the Company’s 2009 Equity Incentive Plan, as amended and restated (the “Plan”), to increase the number of common shares that may be issued under the Plan by 1.25 million shares.  As a result of the amendment, effective July 7, 2016, the number of common shares that may be issued under the Plan is 3,672,625.  A copy of the amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.
10.1†	Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	July 25, 2016	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust, as amended and supplemented, of the Registrant.
10.1†	Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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