Form 10-Q
period 2016-09-30
Pebblebrook Hotel Trust
filed 2016-10-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2016
Common shares of beneficial interest ($0.01 par value per share)	72,058,795

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,558,234	$2,673,584
Investment in joint venture	183,088	248,794
Hotels held for sale	49,708	—
Ground lease asset, net	29,775	30,218
Cash and cash equivalents	46,626	26,345
Restricted cash	7,585	9,453
Hotel receivables (net of allowance for doubtful accounts of $244 and $243, respectively)	31,585	25,062
Prepaid expenses and other assets	48,828	45,015
Total assets	$2,955,429	$3,058,471
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$130,000	$165,000
Term loans, net of unamortized deferred financing costs	671,574	521,883
Senior unsecured notes, net of unamortized deferred financing costs	99,442	99,392
Mortgage debt, net of unamortized loan premiums and deferred financing costs	228,134	319,320
Accounts payable and accrued expenses	164,389	141,897
Advance deposits	19,811	17,726
Accrued interest	3,735	2,550
Liabilities related to hotels held for sale	751	—
Distribution payable	33,058	29,869
Total liabilities	1,350,894	1,297,637
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at September 30, 2016 and $350,000 at December 31, 2015), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2016 and 14,000,000 shares issued and outstanding at December 31, 2015	100	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,922,904 issued and outstanding at September 30, 2016 and 71,735,129 issued and outstanding at December 31, 2015	719	717
Additional paid-in capital	1,774,413	1,868,047
Accumulated other comprehensive income (loss)	(17,862)	(4,750)
Distributions in excess of retained earnings	(156,024)	(105,765)
Total shareholders’ equity	1,601,346	1,758,389
Non-controlling interests	3,189	2,445
Total equity	1,604,535	1,760,834
Total liabilities and equity	$2,955,429	$3,058,471
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Room	$152,693	$154,120	$432,547	$400,397
Food and beverage	42,564	47,421	142,933	137,482
Other operating	13,706	14,780	42,000	39,560
Total revenues	208,963	216,321	617,480	577,439
Expenses:
Hotel operating expenses:
Room	34,541	33,706	100,860	92,671
Food and beverage	28,917	32,834	95,486	93,611
Other direct and indirect	53,468	56,750	164,795	160,213
Total hotel operating expenses	116,926	123,290	361,141	346,495
Depreciation and amortization	25,407	24,645	76,327	70,855
Real estate taxes, personal property taxes, property insurance, and ground rent	12,360	12,700	37,253	34,865
General and administrative	6,779	7,923	19,936	26,129
Impairment loss	12,148	—	12,148	—
Total operating expenses	173,620	168,558	506,805	478,344
Operating income (loss)	35,343	47,763	110,675	99,095
Interest income	627	630	1,872	1,886
Interest expense	(10,257)	(11,107)	(32,490)	(28,684)
Other	1,548	—	(324)	—
Gain on sale of hotel properties	—	—	40,326	—
Equity in earnings (loss) of joint venture	(61,268)	2,899	(64,501)	1,771
Income (loss) before income taxes	(34,007)	40,185	55,558	74,068
Income tax (expense) benefit	(1,528)	(1,937)	(18)	(2,067)
Net income (loss)	(35,535)	38,248	55,540	72,001
Net income (loss) attributable to non-controlling interests	(112)	129	194	248
Net income (loss) attributable to the Company	(35,423)	38,119	55,346	71,753
Distributions to preferred shareholders	(5,553)	(6,488)	(15,638)	(19,463)
Issuance costs of redeemed preferred shares	(2,921)	—	(7,090)	—
Net income (loss) attributable to common shareholders	$(43,897)	$31,631	$32,618	$52,290
Net income (loss) per share available to common shareholders, basic	$(0.61)	$0.44	$0.45	$0.72
Net income (loss) per share available to common shareholders, diluted	$(0.61)	$0.43	$0.45	$0.72
Weighted-average number of common shares, basic	71,922,904	71,735,129	71,894,313	71,709,380
Weighted-average number of common shares, diluted	71,922,904	72,451,310	72,376,349	72,492,913

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Comprehensive Income:
Net income (loss)	$(35,535)	$38,248	$55,540	$72,001
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	3,007	(10,631)	(13,112)	(10,723)
Comprehensive income (loss)	(32,528)	27,617	42,428	61,278
Comprehensive income (loss) attributable to non-controlling interests	(102)	94	151	213
Comprehensive income (loss) attributable to the Company	$(32,426)	$27,523	$42,277	$61,065
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(195)	—	—	(195)	—	(195)
Issuance of common shares for Board of Trustees compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	5,783	—	—	5,784	830	6,614
Distributions on common shares/units	—	—	—	—	—	—	(68,010)	(68,010)	(220)	(68,230)
Distributions on preferred shares	—	—	—	—	—	—	(19,463)	(19,463)	(7)	(19,470)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(10,723)	—	(10,723)	—	(10,723)
Net income (loss)	—	—	—	—	—	—	71,753	71,753	248	72,001
Balance at September 30, 2015	14,000,000	$140	71,735,129	$717	$1,866,605	$(11,064)	$(99,883)	$1,756,515	$2,171	$1,758,686

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,771	—	—	120,821	—	120,821
Redemption of preferred shares	(9,000,000)	(90)	—	—	(217,870)	—	(7,090)	(225,050)	—	(225,050)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	5,354	—	—	5,357	828	6,185
Distributions on common shares/units	—	—	—	—	—	—	(82,877)	(82,877)	(269)	(83,146)
Distributions on preferred shares	—	—	—	—	—	—	(15,638)	(15,638)	(9)	(15,647)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(13,112)	—	(13,112)	—	(13,112)
Net income (loss)	—	—	—	—	—	—	55,346	55,346	194	55,540
Balance at September 30, 2016	10,000,000	$100	71,922,904	$719	$1,774,413	$(17,862)	$(156,024)	$1,601,346	$3,189	$1,604,535

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$55,540	$72,001
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	76,327	70,855
Share-based compensation	6,185	6,614
Loss on derivative instruments	324	—
Amortization of deferred financing costs and mortgage loan premiums	694	(118)
Gain on sale of hotel properties	(40,326)	—
Impairment loss	12,148	—
Non-cash ground rent	2,019	1,785
Equity in (earnings) loss from joint venture	65,706	16
Other	1,799	1,451
Changes in assets and liabilities:
Restricted cash, net	733	(909)
Hotel receivables	(7,203)	(15,749)
Prepaid expenses and other assets	(1,311)	(2,572)
Distributions from joint venture	—	9,203
Accounts payable and accrued expenses	10,545	12,182
Advance deposits	2,427	3,572
Net cash provided by (used in) operating activities	185,607	158,331
Investing activities:
Acquisition of hotel properties	—	(305,146)
Improvements and additions to hotel properties	(88,815)	(74,296)
Deposit on hotel properties	3,000	(3,000)
Deposit for joint venture redemption	(10,000)	—
Proceeds from sale of hotel properties	107,565	—
Receipt from (acquisition of) note receivable	—	3,020
Purchase of corporate office equipment, software, and furniture	(46)	(266)
Restricted cash, net	1,135	2,837
Net cash provided by (used in) investing activities	12,839	(376,851)
Financing activities:
Gross proceeds from issuance of preferred shares	125,000	—
Payment of offering costs — common and preferred shares	(4,176)	(195)
Payment of deferred financing costs	(993)	(2,587)
Borrowings under senior revolving credit facility	364,000	380,000
Repayments under senior revolving credit facility	(399,000)	(255,000)
Proceeds from term loans	150,000	225,000
Repayments of mortgage debt	(90,447)	(57,776)
Repurchase of common shares	(2,496)	(4,094)
Redemption of preferred shares	(225,050)	—
Distributions — common shares/units	(77,849)	(61,687)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Distributions — preferred shares	(17,746)	(19,463)
Proceeds from membership deposits	1,145	—
Repayments of membership deposits	(553)	—
Net cash provided by (used in) financing activities	(178,165)	204,198
Net change in cash and cash equivalents	20,281	(14,322)
Cash and cash equivalents, beginning of year	26,345	52,883
Cash and cash equivalents, end of period	$46,626	$38,561
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
As of September 30, 2016, the Company owned interests in 35 hotels, including 29 wholly owned hotels with a total of 7,235 guest rooms, and a 49% joint venture interest in six hotels with a total of 1,787 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Bethesda, Maryland; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2016, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Acquisition costs are expensed as incurred and are included in general and administrative expenses on the statement of operations.
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
Recent Accounting Standards

In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU-2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company on December 15, 2017 but earlier adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

Note 3. Acquisition and Disposition of Hotel Properties

Acquisitions

The Company had no hotel acquisitions during the three and nine months ended September 30, 2016. The following unaudited pro forma financial information presents the results of the Company for the three and nine months ended September 30, 2016 and 2015 as if the hotels acquired in 2015 had been acquired on January 1, 2015. The following hotels' pro forma results are included in the pro forma table below: LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf, a Best Western Plus Hotel. The pro forma results below exclude acquisition costs of zero and $4.5 million for the three and nine months ended September 30, 2015, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)

Total revenues	$208,963	$216,321	$617,480	$608,741
Operating income (loss)	35,343	47,763	110,675	112,763
Net income (loss) attributable to common shareholders	(43,897)	31,631	32,618	63,584
Net income (loss) per share available to common shareholders — basic	$(0.61)	$0.44	$0.45	$0.88
Net income (loss) per share available to common shareholders — diluted	$(0.61)	$0.43	$0.45	$0.87

Dispositions

The Company will report a disposed or held for sale hotel property or group of hotel properties in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on our operations and financial results. All other disposed hotel properties will have their operating results reflected within continuing operations on the Company's consolidated statements of operations for all periods presented.

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

For the three and nine months ended September 30, 2016, the Company's consolidated statements of operations included operating income of zero and $4.1 million, respectively, related to the hotel properties sold. For the three and nine months ended September 30, 2015, the Company's consolidated statements of operations included operating income of $1.0 million and $5.5 million, respectively, related to the hotel properties sold.

As of September 30, 2016, the Company entered into an agreement to sell the DoubleTree by Hilton Hotel Bethesda -Washington DC for $50.1 million and designated this hotel property as held for sale as it met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying balance sheets and ceased depreciating the assets. Additionally, the Company recognized an impairment loss of $12.1 million related to this hotel as a result of the fair value less costs to sell being lower than the carrying value of the hotel. The impairment loss was determined using level 2 inputs (third-party offer price less estimated costs to sell) under authoritative guidance for fair value measurements. The Company expects the sale to be completed during the fourth quarter of 2016.

For the three and nine months ended September 30, 2016, the Company's consolidated statements of operations included operating income of $1.0 million and $3.8 million, respectively, related to the DoubleTree by Hilton Hotel Bethesda -Washington DC. For the three and nine months ended September 30, 2015, the Company's consolidated statements of operations included operating income of $1.0 million and $3.8 million, respectively, related to this hotel.

The sales of land and hotel properties described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$470,301	$499,381
Buildings and improvements	2,185,498	2,225,168
Furniture, fixtures and equipment	221,319	205,890
Construction in progress	14,077	26,322
Investment in hotel properties	$2,891,195	$2,956,761
Less: Accumulated depreciation	(332,961)	(283,177)
Investment in hotel properties, net	$2,558,234	$2,673,584
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
On July 29, 2016, the Company notified its joint venture partner of its intention to liquidate its interest in the joint venture, pursuant to the joint venture agreement. On September 19, 2016, the Company entered into an agreement with its joint venture partner to redeem the Company's entire 49% interest in the joint venture (the "redemption transaction"). The Company closed on the redemption transaction on October 19, 2016. Upon closing, the Company became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. In connection with the redemption transaction, the Company assumed a $140.0 million mortgage loan secured by the Manhattan NYC ("Manhattan NYC loan") and repaid the $50.0 million mortgage loan that had been secured by the Dumont NYC. The Manhattan NYC loan matures on October 18, 2017 and bears interest at a floating rate of 1-month LIBOR plus 1.65% per annum. In addition, the Company was repaid the $50.0 million loan it made to the joint venture in 2012.
As a result, as of September 30, 2016, the Company determined that its investment in the joint venture had experienced an other than temporary decline, due to the shortened hold period of this investment, and it recognized an impairment loss of $62.6 million, as a reduction of the carrying value of the investment. The Company is currently marketing the Manhattan NYC and Dumont NYC properties for sale. The impairment loss was determined using level 2 inputs (third-party offer prices) under authoritative guidance for fair value measurements.

As of September 30, 2016, the joint venture reported $448.2 million in total assets, which represents the historical cost basis of the hotels prior to the Company's investment. The joint venture's total liabilities and members' deficit include the $50.0 million unsecured special loan provided by the Company described above, $460.0 million in existing first mortgage debt, consisting of a single $410.0 million loan secured by the five properties (excluding the Dumont NYC) and a $50.0 million loan secured by the Dumont NYC. At September 30, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture could not make distributions of cash generated by such hotel properties to its partners, including the Company, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold. The joint venture was in compliance with all of its debt covenants as of September 30, 2016. The Company is not a guarantor of any existing debt of the joint venture except for limited customary carve-outs related to fraud or misapplication of funds.
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
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the three and nine months ended September 30, 2016 and 2015 are presented below (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Revenues	$45,294	$47,950	$122,173	$126,509
Total expenses	43,562	43,546	129,755	127,396
Net income (loss)	$1,732	$4,404	$(7,582)	$(887)
Company’s 49% interest of net income (loss)	849	2,158	(3,715)	(435)
Basis adjustment	(97)	139	43	419
Special loan interest income elimination	602	602	1,793	1,787
Impairment loss	(62,622)	—	(62,622)	—
Equity in earnings (loss) in joint venture	$(61,268)	$2,899	$(64,501)	$1,771

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under the amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of September 30, 2016 and December 31, 2015, the Company had $130.0 million and $165.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of September 30, 2016, the Company had $320.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of September 30, 2016, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2016, the Company incurred unused commitment fees of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2015, the Company incurred unused commitment fees of $0.2 million and $0.5 million, respectively.

Unsecured Term Loan Facilities
As of September 30, 2016, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of September 30, 2016, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of September 30, 2016, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of September 30, 2016 and December 31, 2015, the Company had $675.0 million and $525.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of September 30, 2016, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of September 30, 2016, the Company was in compliance with all such debt covenants.
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
As of September 30, 2016, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at September 30, 2016.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at September 30, 2016. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.21%, based on the Company’s leverage ratio at September 30, 2016.
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
As of September 30, 2016, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $18.2 million in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2016, there was $3.0 million in unrealized gain and $13.1 million in unrealized loss, respectively, recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2015, there was $10.6 million and $10.7 million in unrealized losses, respectively, recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2016, the Company recorded a gain of $1.5 million and a loss of $0.3 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and nine months ended September 30, 2016, the Company reclassified $1.5 million and $4.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and nine months ended September 30, 2015, the Company reclassified $1.6 million and $3.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $5.3 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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
The Company intends to repay the mortgage on the Hotel Monaco Washington DC at or prior to the loan's maturity date with borrowings under its senior unsecured revolving credit facility.
Debt Summary
Debt as of September 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$130,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,426)	(3,117)
Total term loans			$671,574	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(558)	(608)
Total senior unsecured notes			$99,442	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,225	42,895
Argonaut Hotel	4.25%	March 2017	41,909	42,823
Sofitel Philadelphia	3.90%	June 2017	44,665	45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	25,817	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	73,410	75,040
Mortgage loans at stated value			228,026	318,473
Mortgage loan premiums and deferred financing costs (3)			108	847
Total mortgage loans			$228,134	$319,320
Total debt			$1,129,150	$1,105,595

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At September 30, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(3) As of September 30, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco).
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of September 30, 2016 and December 31, 2015 was $335.9 million and $465.4 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2016.
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
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of September 30, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, the Company announced that its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of September 30, 2016, the Company had no repurchases under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2016:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.38	March 31, 2016	March 31, 2016	April 15, 2016
$0.38	June 30, 2016	June 30, 2016	July 15, 2016
$0.38	September 30, 2016	September 30, 2016	October 17, 2016
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On March 11, 2016, the Company redeemed all 5,600,000 of its 7.875% Series A Cumulative Redeemable Preferred Shares ("Series A Preferred Shares") at a redemption amount of $25.00 per share plus $0.31 per share of accrued and unpaid dividends.
On June 9, 2016, the Company issued 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares (“Series D Preferred Shares”) at a public offering price of $25.00 per share, for net proceeds of approximately $121.1 million, after deducting the underwriting discount and other offering-related costs.
On September 21, 2016, the Company redeemed all 3,400,000 of its 8.00% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares") at a redemption amount of $25.00 per share plus $0.38 per share of accrued and unpaid dividends.
As of September 30, 2016, the Company had none of its Series A and Series B Preferred Shares, 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Preferred shares outstanding. As of December 31, 2015, the Company had 5,600,000 of its Series A Preferred Shares, 3,400,000 of its Series B Preferred shares and 5,000,000 of its Series C Preferred Shares outstanding.
The Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares (collectively, the “Preferred Shares”) rank senior to the Company's common shares of beneficial interest and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series A Preferred Shares prior to March 11, 2016 or the Series B Preferred Shares prior to September 21, 2016 and the Company may not redeem the Series C Preferred Shares or Series D Preferred Shares prior to March 18, 2018 and June 9, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series C Preferred Share is 2.0325 common shares and each Series D Preferred Share is 1.9794 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2016:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
8.00% Series B	$0.50	March 31, 2016	March 31, 2016	April 15, 2016
8.00% Series B	$0.50	June 30, 2016	June 30, 2016	July 15, 2016
6.50% Series C	$0.41	March 31, 2016	March 31, 2016	April 15, 2016
6.50% Series C	$0.41	June 30, 2016	June 30, 2016	July 15, 2016
6.50% Series C	$0.41	September 30, 2016	September 30, 2016	October 17, 2016
6.375% Series D	$0.16	June 30, 2016	June 30, 2016	July 15, 2016
6.375% Series D	$0.40	September 30, 2016	September 30, 2016	October 17, 2016

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
As of September 30, 2016 and December 31, 2015, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at September 30, 2016, 54,845 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2016, there were 1,409,031 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2015	124,617	$35.46
Granted	68,535	$23.87
Vested	(52,452)	$32.79
Forfeited	(4,809)	$30.66
Unvested at September 30, 2016	135,891	$30.82
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2016, the Company recognized approximately $0.5 million and $1.3 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2015, the Company recognized approximately $0.4 million and $1.2 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of September 30, 2016, there was $2.9 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2016, there was approximately $10.4 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the three and nine months ended September 30, 2016, the Company recognized $1.5 million and $4.0 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2015, the Company recognized $1.6 million and $4.6 million, respectively, in expense related to these awards.
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
As of September 30, 2016, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of September 30, 2016, the Company had 236,351 LTIP units outstanding. All LTIP unvested units will vest upon a change in control. As of September 30, 2016, of the 236,351 units outstanding, 54,845 LTIP units have vested.
For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these units. For the three and nine months ended September 30, 2015, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these units. As of September 30, 2016, there was $3.5 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the nine months ended September 30, 2016 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2016 and December 31, 2015, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2012 and 2011, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$(43,897)	$31,631	$32,618	$52,290
Less: dividends paid on unvested share-based compensation	(121)	(109)	(362)	(323)
Undistributed earnings attributable to share-based compensation	—	(45)	—	—
Net income (loss) available to common shareholders	$(44,018)	$31,477	$32,256	$51,967
Denominator:
Weighted-average number of common shares — basic	71,922,904	71,735,129	71,894,313	71,709,380
Effect of dilutive share-based compensation	—	716,181	482,036	783,533
Weighted-average number of common shares — diluted	71,922,904	72,451,310	72,376,349	72,492,913

Net income (loss) per share available to common shareholders — basic	$(0.61)	$0.44	$0.45	$0.72
Net income (loss) per share available to common shareholders — diluted	$(0.61)	$0.43	$0.45	$0.72
For the three and nine months ended September 30, 2016, 31,311 and 117,201, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 10,533 and no anti-dilutive shares excluded for the three and nine months ended September 30, 2015, respectively. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.0 million and $17.7 million for the three and nine months ended September 30, 2016, respectively, and $6.5 million and $17.4 million for the three and nine months ended September 30, 2015, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2016 and December 31, 2015, the Company had $7.6 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The ground leases and the Hotel Zelos (formerly Hotel Palomar San Francisco) hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.2 million and $9.1 million for the three and nine months ended September 30, 2016, respectively, and $3.5 million and $9.0 million for the three and nine months ended September 30, 2015, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2016	2015
	(in thousands)
Interest paid, net of capitalized interest	$30,013	$28,011
Interest capitalized	$492	$193
Income taxes paid	$369	$2,444
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$29,616	$24,286
Distributions payable on preferred shares	$3,442	$5,550
Issuance of common shares for Board of Trustees compensation	$606	$372
Below (above) market rate contracts assumed in connection with acquisition	$—	$20,110
Accrued additions and improvements to hotel properties	$738	$3,370
Write-off of fully depreciated furniture, fixtures and equipment	$—	$3,550
Write-off of deferred financing costs	$550	$321

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
Overview

The U.S. lodging industry continued to exhibit positive fundamentals in the first nine months of 2016, though at moderate growth levels. However, the slowing global economy, weaker job gains, lowered corporate profit outlook, the strength of the U.S. dollar and softer international inbound and business travel demand are likely to produce more modest hotel demand growth for the remainder of 2016. As a result of these factors and greater supply on average in many of the larger urban markets like New York, Boston and Washington, D.C., we expect that the urban markets will continue to under-perform the

U.S. lodging industry’s modest RevPAR growth in 2016. We remain encouraged with the opportunities throughout our portfolio, as well as the progress we have made in gaining market share and improving operating performance at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values, however, for the remainder of 2016 we remain cautious due to the current uncertain economic and geopolitical environment.
During the nine months ended September 30, 2016, we sold a parcel of land adjacent to the Revere Hotel Boston Common, sold the Viceroy Miami hotel property and sold The Redbury Hollywood hotel property for sales prices aggregating of $111.4 million. We increased borrowings under two term loans by a total of $150.0 million. We redeemed all 5,600,000 of our Series A and all 3,400,000 of our Series B Preferred Shares and issued 5,000,000 of new Series D Preferred Shares. We also repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown and the $22.7 million mortgage loan on the Hotel Modera.
As of September 30, 2016, we entered into an agreement to sell the DoubleTree by Hilton Hotel Bethesda -Washington DC for $50.1 million and designated this hotel property as held for sale as it met all of the Company's held for sale criteria. We expect the sale to be completed during the fourth quarter of 2016.
On September 19, 2016, we entered into an agreement with our joint venture partner to redeem our entire 49% interest in the joint venture (the "redemption transaction"). We closed on the redemption transaction on October 19, 2016. Upon closing, we became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. In connection with the redemption transaction, we assumed a $140.0 million mortgage loan secured by the Manhattan NYC ("Manhattan NYC loan") and repaid the $50.0 million mortgage loan that had been secured by the Dumont NYC. The Manhattan NYC loan matures on October 18, 2017 and bears interest at a floating rate of 1-month LIBOR plus 1.65% per annum. In addition, we were repaid our $50.0 million loan we had made to the joint venture in 2012. We are currently marketing the Manhattan NYC and Dumont NYC properties for sale, however, we can give no assurance that we can consummate these sale transactions in a timely manner or at all.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Total Wholly Owned Portfolio
Same-Property Occupancy	88.0%	87.9%	85.9%	84.4%
Same-Property ADR	$260.58	$258.84	$252.17	$246.83
Same-Property RevPAR	$229.40	$227.41	$216.64	$208.20

The table above includes information from all of the hotels we owned as of September 30, 2016, except for Hotel Vintage Portland for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2015 for renovation, Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2016 for renovation, and both Viceroy Miami and The Redbury Hollywood for the second and third quarters of both 2016 and 2015 because we sold these properties during the second quarter of 2016. The table above does not include the hotel results of the Manhattan Collection joint venture. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At September 30, 2016 and 2015, we had 29 and 31 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2016 and 2015. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property	Location	Acquisition/Disposition Date	Non-comparable property for the three months ended September 30, 2016 and 2015	Non-comparable property for the nine months ended September 30, 2016 and 2015
LaPlaya Beach Resort and LaPlaya Beach Club	Naples, FL	May 21, 2015		X
The Tuscan Fisherman's Wharf, a Best Western Plus Hotel	San Francisco, CA	June 11, 2015		X
Viceroy Miami	Miami, FL	June 1, 2016	X	X
The Redbury Hollywood	Hollywood, CA	June 1, 2016	X	X
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
Revenues — Total hotel revenues decreased by $7.4 million, most of which was a result of the sale of the Viceroy Miami and The Redbury Hollywood hotels. We also experienced declines in revenues at the Union Station Hotel, Autograph Collection and LaPlaya Beach Resort and LaPlaya Beach Club due to guest room renovations and at the Hotel Monaco Washington DC as a result of the closure of its restaurant while under renovation. These declines were offset by increases in hotel revenues at our Los Angeles properties, Sofitel Philadelphia and The Westin San Diego Gaslamp Quarter.
Hotel operating expenses — Total hotel operating expenses decreased by $6.4 million, most of which was a result of the sale of the Viceroy Miami and The Redbury Hollywood hotels. The Hotel Monaco Washington DC also had a significant reduction in operating expenses due to the closing of its restaurant while under renovation during the quarter.
Depreciation and amortization — Depreciation and amortization expense increased by $0.8 million primarily due to the additional depreciation on an increase in assets at Hotel Zeppelin San Francisco (formerly Prescott Hotel), Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables) and Union Station Hotel, Autograph Collection as a result of their renovations which was offset by the reduction in depreciation from the dispositions of the Viceroy Miami and The Redbury Hollywood hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent decreased by $0.3 million primarily due to the reduction in ground rent expense as a result of the expiration of the secondary sublease at the Hotel Zephyr Fisherman's Wharf in April 2016.
Corporate general and administrative — Corporate general and administrative expenses decreased by $1.1 million due to the management transition costs of approximately $1.0 million incurred in July 2015 to replace a hotel management company for four hotels in San Francisco. No similar expense was incurred in 2016. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment loss — Impairment loss increased by $12.1 million due to the loss recognized upon reclassification of the DoubleTree by Hilton Hotel Bethesda -Washington DC to held for sale. There was no such loss during the prior period.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense decreased by $0.9 million as a result of a lower debt balance during the quarter resulting from the proceeds from the sales of the Viceroy Miami and The Redbury Hollywood hotels being used to pay down debt in addition to a decrease in the average interest rate as a result of the repayments of mortgage loans with higher interest rates with borrowings on the revolving credit facility at lower rates.

Other — Other income increased by $1.5 million as a result of the change in the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $64.2 million primarily due to an other than temporary impairment loss of $62.6 million that was recognized on the joint venture investment. There was no such loss during the prior period.
Income tax (expense) benefit — Income tax expense decreased $0.4 million due primarily to a lower net income during the third quarter at our TRS compared to the prior year third quarter.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $0.9 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset in part by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series B Preferred Shares which we redeemed in September 2016. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income (loss) changed by $13.6 million, from a loss to income, as a result of the change in the fair values of our interest rate swaps.
Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015
Revenues — Total hotel revenues increased by $40.0 million, of which $20.9 million was contributed by the comparable properties and $19.1 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in room revenues at the Le Meridien Delfina Santa Monica, Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills, The Nines, a Luxury Collection Hotel, Portland, Sir Francis Drake and Hotel Zephyr Fisherman's Wharf, in addition to an increase in food and beverage revenue at the InterContinental Buckhead Atlanta, offset by a decline in room revenue at the Hotel Zeppelin San Francisco (formerly Prescott Hotel), which was closed during the first quarter of 2016, and a decline in food and beverage revenue at the Hotel Monaco Washington DC, because the restaurant was partially closed for renovation in the second quarter of 2016. Hotel Zephyr Fisherman's Wharf, Hotel Vintage Portland and W Los Angeles - West Beverly Hills completed their renovations during the first six months of 2015 and continue to ramp up following these renovations. Our Los Angeles properties also benefited from the displacement of families from their Porter Ranch neighborhood and our San Francisco properties benefited from the Super Bowl which was held in San Francisco in February 2016.
Hotel operating expenses — Total hotel operating expenses increased by $14.6 million. The comparable properties contributed $8.4 million of the increase, which is a result of cost increases resulting from increased revenues at Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills and Hotel Zephyr Fisherman's Wharf. The remaining $6.2 million of the increase was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $5.5 million primarily due to the additional depreciation for the non-comparable properties and increase in depreciation from the assets added from the renovation of the Hotel Zeppelin San Francisco (formerly Prescott Hotel).
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $2.4 million primarily due to the non-comparable properties and increases in real estate taxes at our comparable properties.
Corporate general and administrative — Corporate general and administrative expenses decreased by $6.2 million primarily as a result of the management transition costs of approximately $1.0 million incurred in July 2015 to replace a hotel management company for four hotels in San Francisco and $4.5 million in acquisition costs incurred in 2015. No similar expenses were incurred in 2016. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment loss — Impairment loss increased by $12.1 million due to the loss recognized upon reclassification of the DoubleTree by Hilton Hotel Bethesda -Washington DC to held for sale. There was no such loss during the prior period.
Interest income — Interest income remained consistent with the prior period.

Interest expense — Interest expense increased by $3.8 million as a result of additional borrowings in connection with the acquisition of the non-comparable properties and the redemption of the Preferred Shares.
Other — Other expense increased by $0.3 million as a result of the loss for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Gain on sales of hotel properties — Gain on sales of properties increased by $40.3 million from the sales of a parcel of land adjacent to the Revere Hotel Boston Common, the Viceroy Miami and The Redbury Hollywood.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $66.3 million due to an other than temporary impairment loss of $62.6 million that we recognized on our joint venture investment. There was no such loss during the prior period.
Income tax (expense) benefit — Income tax expense decreased by $2.0 million as a result of a lower net income during this year at our TRS compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $3.8 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset, in part, by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A and Series B Preferred Shares which we redeemed in March and September 2016, respectively. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive loss increased $2.4 million as a result of the change in the fair values of our interest rate swaps.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO and EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets (including real estate related impairment of joint ventures), the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization, gains (losses) from sales of real estate and impairments of real estate assets, all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(35,535)	$38,248	$55,540	$72,001
Adjustments:
Depreciation and amortization	25,350	24,587	76,152	70,677
Depreciation and amortization from joint venture	2,233	2,137	6,700	6,395
Gain on sale of hotel properties	—	—	(40,326)	—
Impairment loss	12,148	—	12,148	—
Impairment loss from joint venture	62,622	—	62,622	—
FFO	$66,818	$64,972	$172,836	$149,073
Distribution to preferred shareholders	(5,553)	(6,488)	(15,638)	(19,463)
Issuance costs of redeemed preferred shares	(2,921)	—	(7,090)	—
FFO available to common share and unit holders	$58,344	$58,484	$150,108	$129,610
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(35,535)	$38,248	$55,540	$72,001
Adjustments:
Interest expense	10,257	11,107	32,490	28,684
Interest expense from joint venture	2,301	2,302	6,859	6,836
Income tax expense (benefit)	1,528	1,937	18	2,067
Depreciation and amortization	25,407	24,645	76,327	70,855
Depreciation and amortization from joint venture	2,233	2,137	6,700	6,395
EBITDA	$6,191	$80,376	$177,934	$186,838
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
As of September 30, 2016, we had $130.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of September 30, 2016, we had $320.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At September 30, 2016, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at September 30, 2016.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at September 30, 2016. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at September 30, 2016.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

Debt Summary
Debt as of September 30, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$130,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,426)	(3,117)
Total term loans			$671,574	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(558)	(608)
Total senior unsecured notes			$99,442	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	42,225	42,895
Argonaut Hotel	4.25%	March 2017	41,909	42,823
Sofitel Philadelphia	3.90%	June 2017	44,665	45,668
Hotel Zelos (formerly Hotel Palomar San Francisco)	5.94%	September 2017	25,817	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	73,410	75,040
Mortgage loans at stated value			228,026	318,473
Mortgage loan premiums and deferred financing costs (3)			108	847
Total mortgage loans			$228,134	$319,320
Total debt			$1,129,150	$1,105,595
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Second Term Loan and the Third Term Loan. At September 30, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(3) As of September 30, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos (formerly Hotel Palomar San Francisco).

On April 5, 2016, we repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown without penalty, using proceeds from our senior unsecured revolving credit facility. On May 5, 2016, we repaid the $22.7 million mortgage loan on the Hotel Modera, without penalty, using proceeds from the senior unsecured revolving credit facility. We intend to repay the mortgage on the Hotel Monaco Washington DC at or prior to its maturity date with borrowings under our senior unsecured revolving credit facility.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the nine months ended September 30, 2016. As of September 30, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, we announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of September 30, 2016, the Company had no repurchases under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $185.6 million for the nine months ended September 30, 2016. Our cash from operations includes the operating activities of the 29 hotels we wholly owned as of September 30, 2016. Our cash provided by operating activities for the nine months ended September 30, 2015 was $158.3 million and relates principally to the 31 hotels we wholly owned as of September 30, 2015 and cash distributions of $9.2 million received from the Manhattan Collection joint venture.
Cash Provided by Investing Activities. Our cash provided by investing activities was $12.8 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we invested $88.8 million in improvements to our hotel properties, received $107.6 million in proceeds from the sales of two hotel properties and a land parcel adjacent to one of our hotels, had a net deposit of $7.0 million for a deposit made for the joint venture redemption transaction offset by a refund we received for a property under contract and had a decrease in restricted cash of $1.1 million. Our cash used in investing activities was $376.9 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2015, we purchased two hotels using cash of $305.1 million, invested $74.3 million in improvements to our hotel properties, placed deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $2.8 million.
Cash Used in Financing Activities. Our cash used in financing activities was $178.2 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we borrowed $364.0 million under the Revolver, repaid $399.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $90.4 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.8 million of net proceeds from the issuance of 5,000,000 Series D Preferred Shares, used $225.1 million to redeem all of our Series A and Series B Preferred Shares, paid $1.0 million in deferred financing fees, and paid $95.6 million in distributions. For the nine months ended September 30, 2015, cash flows provided by financing activities was $204.2 million. We borrowed $380.0 million from our revolving credit facility, repaid $255.0 million under the revolving credit facility, borrowed $225.0 million under our term loan facilities, repaid $57.8 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $2.6 million in deferred financing fees and paid $81.2 million in distributions.
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
For the nine months ended September 30, 2016, we invested $88.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $20.0 million to $30.0 million in capital investments for our wholly owned hotels through the remainder of 2016. In March 2016, the Prescott Hotel was re-opened as Hotel Zeppelin San Francisco, after being closed in November 2015, to complete a $32.0 million renovation. During the third quarter of 2016, the $15.0 - $20.0 million Westin Colonnade Coral Gables and $16.0 million Union Station Hotel, Autograph Collection renovations were substantially completed. Both properties remained open during their renovations. The Westin Colonnade Coral Gables was renamed Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel after its renovation.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$241,219	$164,086	$9,931	$67,202	$—
Term loans (2)	766,919	20,998	44,956	522,900	178,065
Unsecured notes (1)	140,463	4,859	9,717	9,730	116,157
Borrowings under credit facility (3)	136,595	2,876	133,719	—	—
Hotel and ground leases (4)	763,479	7,104	14,671	14,816	726,888
Capital lease obligation	36,543	—	600	670	35,273
Membership initiation deposits (5)	32,054	353	—	—	31,701
Purchase commitments (6)	12,222	12,222	—	—	—
Corporate office lease	3,655	375	781	825	1,674
Total	$2,133,149	$212,873	$214,375	$616,143	$1,089,758
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for all three of the term loans. At September 30, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. Interest expense on the $75.0 million that is subject to floating interest rates is calculated based on the interest rate as of September 30, 2016.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2016. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements – Joint Venture Indebtedness

As of September 30, 2016, we had a 49% equity interest in the Manhattan Collection joint venture, which owned six properties in New York City that had mortgage debt secured by these properties. We exercised significant influence over, but did not control, the joint venture and therefore accounted for our investment in the joint venture using the equity method of accounting.

As of September 30, 2016, the joint venture had $460.0 million in first mortgage debt, consisting of a single $410.0 million loan secured by the five properties (excluding Dumont NYC) owned by the joint venture, a $50.0 million loan secured by the Dumont NYC and a $50.0 million unsecured special loan provided by us. The $410.0 million loan bears interest at an annual fixed rate of 3.67% and requires interest-only payments through maturity on January 5, 2018. The $50.0 million secured loan bears interest at an annual fixed interest rate of 3.14% and requires interest-only payments through maturity on May 1, 2018. In 2012, we provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75%, requires interest-only payments through maturity and is pre-payable by the joint venture at any time.

The joint venture was in compliance with all of its debt covenants as of September 30, 2016. At September 30, 2016, the five hotel properties securing the joint venture’s $410.0 million loan are in a cash trigger period, as defined in the loan agreement, because their aggregate net operating income on a trailing 12-month basis was below a minimum threshold.  As a result, the joint venture may not make distributions of cash generated by such hotel properties to its partners, including us, until the minimum net operating income from such hotel properties on a trailing 12-month basis exceeds the minimum threshold.

As described more fully under Note 5. Investment in Joint Venture in the notes to the financial statements, we redeemed our interest in the joint venture on October 19, 2016.
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

As of September 30, 2016, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at September 30, 2016.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million on the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.21%, respectively, based on the Company’s leverage ratio at September 30, 2016.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the nine months ended September 30, 2016, there was $13.1 million in unrealized loss recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2016, we recognized income of $1.5 million and loss of $0.3 million, respectively, in other expense for ineffectiveness related to our interest rate swaps. There was no ineffectiveness related to the interest rate swaps for the three and nine months ended September 30, 2015.
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

As of September 30, 2016, $205.0 million of the Company's aggregate indebtedness (18.1% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" sections of our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2016 - July 31, 2016	—	$—	—	$—
August 1, 2016 - August 31, 2016	—	$—	—	$—
September 1, 2016 - September 30, 2016	—	$—	—	$—
Total	—	$—	—	$150,000,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of September 30, 2016, the Company had no repurchases under this program.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 27, 2016	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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