Form 10-K
period 2016-12-31
Pebblebrook Hotel Trust
filed 2017-02-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, 1100 West Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 507-1300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 70,754,467 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $1.9 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2016.
The number of common shares of beneficial interest outstanding as of February 15, 2017 was 72,117,476.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2017) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber-attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

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

•
the timing and availability of potential hotel acquisitions, our ability to identify and complete hotel acquisitions and our ability to complete hotel dispositions in accordance with our business strategy;

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2016, the Company owned 29 hotels with a total of 7,219 guest rooms.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2016, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry over the long-term. Nationally, new hotel supply growth has increased from its historically low levels and is generally in-line with demand growth. Industry occupancy levels are expected to remain flat. Supply growth has increased, particularly in certain of our markets, as construction financing has become more available and fundamentals continue to strengthen. This may impact the ability of our hotels to increase room rates.  We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand, as well as mitigate the negative impact from increases in hotel room supply.

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

When purchasing hotel properties, we may issue limited partnership interests in our Operating Partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares of beneficial interest, or common shares. To date, we have not issued any limited partnership interests in our Operating Partnership to purchase hotel properties.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we currently distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying generally that we must distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.
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

Employees
We currently employ 26 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.
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
Any joint venture investments that we may make in the future could be adversely affected by our lack of sole decision-making authority, our reliance on our co-venturers' financial condition and disputes between us and our co-venturers.
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
The purchase or sale of properties we put under contract may not be consummated.
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
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facility) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in the financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets-in particular with respect to real estate or lodging industry finance-materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing.

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
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). Negotiations will determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union.
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
All of our indebtedness for borrowed money, except our senior unsecured revolving credit facility, term loans and senior unsecured notes, is secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on any of the secured loans, the applicable lender will be able to foreclose on the property pledged to secure the loan.
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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns (such as governmental restrictions on in-bound international travel), lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. Another global economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
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
In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:

•	competition from other hotel properties and non-hotel properties that provide nightly and short-term rentals in our markets;

•	over-building of hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;

•	dependence on business and commercial travelers, conventions and tourism;

•	increases in energy costs, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

•	increases in operating costs due to inflation and other factors that may not be offset by increased room rates;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•
changes in governmental laws and regulations (including minimum wage increases), fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	adverse effects of international, national, regional and local economic and market conditions;

•
unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Zika virus and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

•	strength of the U.S. dollar which may reduce in-bound international travel and encourage out-bound international travel;

•	adverse effects of a downturn in the lodging industry; and

•	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
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
We and our hotel managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, a number of hotels and hotel management companies have been subject to successful cyber-attacks, including those seeking guest credit card information. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information or theft of corporate funds and expose us to claims by guests whose personal information is accessed. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

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

A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, failure to raise the borrowing limit for the federal government, and other legislative changes and governmental disruptions could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.

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

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to federal, state and local corporate income tax. States and localities may seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition or provide more services, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.
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
We have issued four series of preferred shares, of which we have repurchased two and two remain outstanding. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2016, 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) and 5,000,000 shares of our 6.375% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $250.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $16.1 million. Holders of Series C Preferred Shares or Series D Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series C Preferred Shares and the Series D Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE MKT or NASDAQ, holders of Series C Preferred Shares or Series D Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to 2.0325 multiplied by the number of Series C Preferred Shares converted and holders of Series D Preferred Shares will be limited to a maximum number of our common shares equal to 1.9794 multiplied by the number of Series D Preferred Shares converted. In addition, those features of the Series C Preferred Shares and Series D Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series C Preferred Shares or Series D Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.

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
To qualify and maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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
In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25 percent (20 percent for taxable years beginning December 31, 2017) of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25 percent of our assets can be represented by debt of "publicly offered REITs" (i.e. REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. The Code provides that temporary investments of new capital in stock or debt instruments for the period of one year beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
If our subsidiary REITs failed to qualify as REITs, we could be subject to higher taxes and could fail to remain qualified as REITs.
Our Operating Partnership owns 100% of the common shares of each of two subsidiary REITs that have elected to be taxed as REITs under the federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If one or both of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to qualify as a REIT, such subsidiary REITs would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce the tax benefits of our REIT structure compared to non-REIT corporations, reduce our operating flexibility and reduce the market price of our shares.
At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. In addition, according to publicly released statements, a top legislative priority of the Trump administration and Congress may be significant reform of the Code, including significant changes to taxation of business entities.  There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.
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
Our declaration of trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8 percent (measured by value or number of shares, whichever is more restrictive) of any class or series of our shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8 percent of the value of our outstanding shares would result in the termination of our qualification as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interest of the shareholders.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

We lease our headquarters located at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814.

At December 31, 2016, we owned 29 hotels with a total of 7,219 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2016, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
2.	InterContinental Buckhead Atlanta		July 1, 2010	Buckhead, GA	422
3.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, D.C.	183
4.	The Grand Hotel Minneapolis		September 29, 2010	Minneapolis, MN	140
5.	Skamania Lodge		November 3, 2010	Stevenson, WA	256
6.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
7.	Sofitel Philadelphia	(2)	December 3, 2010	Philadelphia, PA	306
8.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
9.	The Westin San Diego Gaslamp Quarter	(2)	April 6, 2011	San Diego, CA	450
10.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
11.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
12.	W Boston		June 8, 2011	Boston, MA	235
13.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
14.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
15.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
16.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
17.	Hotel Zelos San Francisco	(2) (3)	October 25, 2012	San Francisco, CA	202
18.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
19.	Hotel Modera		August 28, 2013	Portland, OR	174
20.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
21.	Hotel Zeppelin San Francisco (formerly Prescott Hotel)	(3)	May 22, 2014	San Francisco, CA	196
22.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
23.	Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)		November 12, 2014	Miami, FL	157
24.	Hotel Palomar Los Angeles - Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
25.	Union Station Hotel Nashville, Autograph Collection	(1)	December 10, 2014	Nashville, TN	125
26.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
27.	LaPlaya Beach Resort and LaPlaya Beach Club		May 21, 2015	Naples, FL	189
28.	The Tuscan Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
29.	Dumont NYC		October 19, 2016	New York, NY	252
	Total number of guest rooms				7,219

	(1) This property is subject to a long-term ground lease.
	(2) This property is subject to mortgage debt at December 31, 2016.
	(3) This property is subject to a long-term hotel lease.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Davidson Hotels and Resorts, Denihan Hospitality Group, Destination Hotels and Resorts, HEI Hotels and Resorts, InterContinental Hotels Group, Kimpton Hotels and Restaurants, Noble House Hotels & Resorts, OLS Hotels and Resorts, Pyramid Hotel Group, Sage Hospitality Resources, sbe Hotel Group, Sofitel (Accor SA), Starwood Hotels and Resorts and Viceroy Hotel Group.

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

Franchise Agreements

We have franchise agreements for the following hotels: the Le Meridien Delfina Santa Monica; the Embassy Suites San Diego Bay - Downtown; The Nines, a Luxury Collection Hotel, Portland; Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables); and Union Station Hotel Nashville, Autograph Collection. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately two to five percent of gross room revenues. The franchise agreements for the respective hotels expire as follows:

Property	Expiration Date
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)	September 2036
Union Station Hotel Nashville, Autograph Collection	January 2032

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

The Hotel Zelos San Francisco is subject to a long-term hotel lease agreement that covers the hotel premises. The hotel lease agreement requires us to make rental payments, based on the greater of a base rent or a percentage of gross hotel revenues and gross food and beverage revenues in excess of certain thresholds, as defined in the agreement. This hotel lease agreement expires in 2097.

The Hotel Zephyr Fisherman's Wharf is subject to a long-term primary ground lease agreement and secondary sublease agreements that cover all the land underlying the hotel and retail suites of the property. Through 2016, the primary ground lease required us to make base rental payments and percentage rental payments based on a percentage of room and retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires us to pay percentage rent based on total room, retail and parking revenues. The secondary sublease required us to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The primary ground lease expires in 2062. The secondary sublease expired in April 2016 at which time the hotel became subject to only the primary ground lease through its maturity in 2062.

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

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. We are required to pay annual base rent of approximately $3.8 million through January 2021 which is adjusted for consumer price index ("CPI") increases at each five-year extension.

The Union Station Hotel Nashville, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. We are required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

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
PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$29.07	$21.99	$0.38	$50.11	$44.59	$0.31
Second Quarter	$28.79	$23.77	$0.38	$46.57	$41.35	$0.31
Third Quarter	$31.19	$25.83	$0.38	$46.24	$35.00	$0.31
Fourth Quarter	$31.38	$23.79	$0.38	$38.52	$27.67	$0.31
The closing price per share of our common shares on December 31, 2016, as reported by the NYSE, was $29.75.
Shareholder Information
On February 15, 2017, there were 25 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2011, to the NYSE closing price per share on December 31, 2016, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2011 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2011	Value of Investment at December 31, 2012	Value of Investment at December 31, 2013	Value of Investment at December 31, 2014	Value of Investment at December 31, 2015	Value of Investment at December 31, 2016
Pebblebrook Hotel Trust	$100.00	$122.97	$167.56	$254.60	$161.65	$181.47
Russell 2000 Index	$100.00	$116.39	$161.57	$169.48	$162.00	$196.47
FTSE NAREIT Equity Index	$100.00	$119.80	$123.22	$157.76	$162.23	$176.62

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
For income tax purposes, distributions paid per share were characterized as follows:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.3794	95.14%	$1.1715	98.21%	$0.9108	100.00%
Qualified dividend	0.0704	4.86%	0.0213	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.4498	100.00%	$1.1928	100.00%	$0.9108	100.00%

Series A Preferred Shares:
Ordinary non-qualified income	$0.2914	95.14%	$1.9336	98.21%	$2.3948	100.00%
Qualified dividend	0.0149	4.86%	0.0352	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$0.3063	100.00%	$1.9688	100.00%	$2.3948	100.00%

Series B Preferred Shares:
Ordinary non-qualified income	$1.3109	95.14%	$1.9643	98.21%	$2.4328	100.00%
Qualified dividend	0.0669	4.86%	0.0357	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.3778	100.00%	$2.0000	100.00%	$2.4328	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.5461	95.14%	$1.5960	98.22%	$1.9767	100.00%
Qualified dividend	0.0789	4.86%	0.0290	1.78%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.6250	100.00%	$1.9767	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$0.9099	95.15%	$—	—%	$—	—%
Qualified dividend	0.0464	4.85%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$0.9563	100.00%	$—	—%	$—	—%

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

Of the common distribution declared on December 15, 2016 and paid on January 17, 2017, $0.2866 was treated as a 2017 distribution for tax purposes. The preferred share distributions declared on December 15, 2016 and paid on January 17, 2017, were treated as 2016 distributions for tax purposes.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2016. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,409,031
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,409,031

During the year ended December 31, 2016, certain of our employees chose to have us acquire from such employees an aggregate of 88,510 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $28.21 per share.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 - October 31, 2016	—	$—	—	$—
November 1, 2016 - November 30, 2016	—	$—	—	$—
December 1, 2016 - December 31, 2016	—	$—	—	$—
Total	—	$—	—	$150,000,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2016, we had made no repurchases under this program.
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

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per-share data)
Revenues:
Room	$568,867	$526,573	$410,600	$321,630	$239,218
Food and beverage	191,857	190,852	148,114	136,531	117,752
Other operating	55,697	53,439	40,062	31,056	23,718
Total revenues	816,421	770,864	598,776	489,217	380,688
Expenses:
Hotel operating expenses:
Room	137,312	124,090	102,709	83,390	63,213
Food and beverage	126,957	128,816	104,843	100,244	86,369
Other direct and indirect	219,655	215,169	166,435	140,564	112,002
Total hotel operating expenses	483,924	468,075	373,987	324,198	261,584
Depreciation and amortization	102,439	95,872	68,324	55,570	42,794
Real estate taxes, personal property taxes, property insurance and ground rent	50,488	46,947	36,878	31,052	20,187
General and administrative	28,105	32,335	28,322	20,542	19,011
Impairment loss	12,148	—	—	—	—
Total operating expenses	677,104	643,229	507,511	431,362	343,576
Operating income (loss)	139,317	127,635	91,265	57,855	37,112
Interest income	1,995	2,511	2,529	2,620	224
Interest expense	(43,615)	(38,774)	(27,065)	(23,680)	(14,932)
Other	283	—	—	—	—
Gain on sale of hotel properties	40,690	—	—	—	—
Equity in earnings (loss) of joint venture	(64,842)	6,213	10,065	7,623	5,970
Income (loss) before income taxes	73,828	97,585	76,794	44,418	28,374
Income tax (expense) benefit	134	(2,590)	(3,251)	(1,226)	(1,866)
Net income (loss)	73,962	94,995	73,543	43,192	26,508
Net income (loss) attributable to non-controlling interests	258	327	677	274	429
Net income (loss) attributable to the Company	73,704	94,668	72,866	42,918	26,079
Distributions to preferred shareholders	(19,662)	(25,950)	(25,079)	(22,953)	(17,825)
Issuance costs of redeemed preferred shares	(7,090)	—	—	—	—
Net income (loss) attributable to common shareholders	$46,952	$68,718	$47,787	$19,965	$8,254
Net income (loss) per share available to common shareholders, basic	$0.65	$0.95	$0.72	$0.32	$0.14
Net income (loss) per share available to common shareholders, diluted	$0.64	$0.94	$0.71	$0.32	$0.14
Weighted-average number of common shares, basic	71,901,499	71,715,870	65,646,712	61,498,389	55,806,543
Weighted-average number of common shares, diluted	72,373,242	72,384,289	66,264,118	61,836,741	55,955,497

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,672,654	$2,673,584	$2,343,690	$1,717,611	$1,417,229
Investment in joint venture	—	248,794	258,828	260,304	283,011
Cash and cash equivalents	33,410	26,345	52,883	55,136	85,900
Total assets	2,809,259	3,058,471	2,767,186	2,114,031	1,842,947
Senior unsecured revolving credit facility	82,000	165,000	50,000	—	—
Term loans	671,793	521,883	298,342	99,430	99,273
Senior unsecured notes	99,460	99,392	—	—	—
Mortgage debt	142,998	319,320	492,347	451,917	366,020
Total shareholders' equity	1,605,684	1,758,389	1,781,091	1,473,339	1,312,951

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
Overview

The U.S. lodging industry continued to exhibit positive fundamentals in 2016, though at moderate growth levels. However, the slowing global economy, modest job gains, lowered corporate profit outlook, the strength of the U.S. dollar and softer international inbound and business travel demand are likely to produce more modest hotel demand growth for 2017. As a result of these factors and greater supply on average in many of the larger urban markets like New York, Boston, Los Angeles, Miami, Portland and Washington, D.C., we expect that the urban markets will continue to underperform the U.S. lodging industry’s modest RevPAR growth in 2017. We remain encouraged with the opportunities throughout our portfolio, as well as the progress we have made in gaining market share and improving operating performance at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values, however, we remain cautious due to the current uncertain economic and geopolitical environment.
During the year ended December 31, 2016, we sold a parcel of land adjacent to the Revere Hotel Boston Common, sold the Viceroy Miami hotel, sold The Redbury Hollywood hotel and sold the DoubleTree by Hilton Hotel Bethesda -Washington DC for sales prices aggregating $161.5 million.
We redeemed our entire 49% interest in the Manhattan Collection joint venture ("redemption transaction") and became 100.0% owner of the Manhattan NYC and Dumont NYC hotels, which were previously owned by the joint venture. Subsequent to the redemption, we sold the Manhattan NYC hotel property for $217.5 million. We also repaid the $140.0 million mortgage loan secured by the Manhattan NYC and repaid the $50.0 million mortgage loan that had been secured by the Dumont NYC. We are currently marketing the Dumont NYC property for sale, however, we can give no assurance that we can consummate this sale transaction in a timely manner or at all.
We redeemed all 5,600,000 of our Series A Preferred Shares and all 3,400,000 of our Series B Preferred Shares and issued 5,000,000 of new Series D Preferred Shares. We also repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown, the $22.7 million mortgage loan on the Hotel Modera, the $42.1 million mortgage loan on the Hotel Monaco Washington DC and the $41.7 million mortgage loan on the Argonaut Hotel.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the years ended December 31, 2016 and 2015.

	For the year ended
	2016	2015
Total Wholly Owned Portfolio
Same-Property Occupancy	84.7%	83.6%
Same-Property ADR	$248.55	$244.18
Same-Property RevPAR	$210.56	$204.16

The table above includes information from all of the hotels we owned as of December 31, 2016, except for Hotel Vintage Portland for the first quarter of both 2016 and 2015 because it was closed during the first quarter of 2015 for renovation, Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first and fourth quarters of both 2016 and 2015 because it was closed during the first and fourth quarters of 2016 for renovation, both Viceroy Miami and The Redbury Hollywood for the second, third and fourth quarters of both 2016 and 2015 because we sold these properties during the second quarter of 2016, DoubleTree by Hilton Hotel Bethesda -Washington DC for the fourth quarter of both 2016 and 2015 because we sold this property during the fourth quarter of 2016, Dumont NYC for the first, second and third quarters of both 2016 and 2015 because we did not wholly own this property until the fourth quarter of 2016, and the Manhattan NYC for the full year in both 2016 and 2015 because we did not wholly own this property for any full quarter in 2016. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At December 31, 2016 and 2015, we had 29 and 31 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2016 and 2015. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property		Location	Acquisition/Disposition Date	Years Ended 2016 and 2015	Years Ended 2015 and 2014
Hotel Zeppelin San Francisco (formerly Prescott Hotel)		San Francisco, CA	May 22, 2014		X
The Nines, a Luxury Collection Hotel, Portland		Portland, OR	July 17, 2014		X
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)		Miami, FL	November 12, 2014		X
Hotel Palomar Los Angeles - Beverly Hills		Los Angeles, CA	November 20, 2014		X
Union Station Hotel Nashville, Autograph Collection		Nashville, TN	December 10, 2014		X
Revere Hotel Boston Common		Boston, MA	December 18, 2014		X
LaPlaya Beach Resort and LaPlaya Beach Club		Naples, FL	May 21, 2015	X	X
The Tuscan Fisherman's Wharf		San Francisco, CA	June 11, 2015	X	X
Viceroy Miami		Miami, FL	June 1, 2016	X
The Redbury Hollywood		Hollywood, CA	June 1, 2016	X
Manhattan NYC	(1)	New York, NY	October 19, 2016	X
Dumont NYC		New York, NY	October 19, 2016	X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, Maryland	November 2, 2016	X

(1) We obtained full ownership of this property as a result of the joint venture redemption transaction on October 19, 2016 and subsequently sold this property on December 20, 2016.
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Revenues — Total hotel revenues increased by $45.6 million, of which $23.6 million was contributed by the comparable properties and a net increase of $22.0 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in room revenues at the Le Meridien Delfina Santa Monica, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills and Hotel Zephyr Fisherman's Wharf, in addition to an increase in food and beverage revenue at the InterContinental Buckhead Atlanta, offset by a decline in room revenue at the Hotel Zeppelin San Francisco (formerly Prescott Hotel), which was closed during the first quarter of 2016, and a decline in food and beverage revenue at the Hotel Monaco Washington DC, because the restaurant was closed for renovation in the second quarter of 2016. Hotel Zephyr Fisherman's Wharf and W Los Angeles - West Beverly Hills completed their renovations during the first six months of 2015 and continue to ramp up following these renovations. Our Los Angeles properties also benefited from the displacement of families from their Porter Ranch neighborhood due to the gas leak and our San Francisco properties benefited from the Super Bowl, which was held in San Francisco in February 2016.
Hotel operating expenses — Total hotel operating expenses increased by $15.8 million. The comparable properties contributed $10.1 million of the increase, which is a result of cost increases associated with increased revenues at Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles - Beverly Hills and Hotel Zephyr Fisherman's Wharf. The remaining $5.7 million of the net increase was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $6.6 million primarily due to the additional depreciation from the assets added from the renovations of the Hotel Zeppelin San Francisco (formerly Prescott Hotel), Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables) and the acquisitions of the LaPlaya Beach Resort and LaPlaya Beach Club and The Tuscan Fisherman's Wharf, both of which had a full year of depreciation in 2016 offset by a reduction in depreciation from properties sold during 2016.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $3.5 million primarily due to the non-comparable properties and increases in real estate taxes at our comparable properties.
Corporate general and administrative — Corporate general and administrative expenses decreased by $4.2 million primarily as a result of the management transition costs of approximately $1.1 million incurred in July 2015 to replace a hotel management company for four hotels in San Francisco and $4.7 million in acquisition costs incurred in 2015. No similar expenses were incurred in 2016. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment loss — Impairment loss increased by $12.1 million due to the loss recognized upon reclassification of the DoubleTree by Hilton Hotel Bethesda -Washington DC to held for sale. There was no such loss during the prior period.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $4.8 million as a result of additional borrowings in connection with the acquisition of the non-comparable properties and the redemption of the Preferred Shares.
Other — Other expense increased by $0.3 million as a result of the gain for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the prior period.
Gain on sale of hotel properties — Gain on sale of hotel properties increased by $40.7 million from the sales of a parcel of land adjacent to the Revere Hotel Boston Common, the Viceroy Miami and The Redbury Hollywood.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture increased $71.1 million due to an other than temporary impairment loss of $62.6 million that we recognized on our joint venture investment during the third quarter of 2016. There was no such loss during the prior period.
Income tax (expense) benefit — Income tax expense decreased by $2.7 million as a result of a lower net income during this year at our TRS compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $6.3 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset, in part, by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A and Series B Preferred Shares which we redeemed in March and September 2016, respectively. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income decreased as a result of a decrease in net income compared to the prior year.

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
Corporate general and administrative — Corporate general and administrative expenses increased by $4.0 million primarily as a result of the management transition costs of approximately $1.1 million incurred in July 2015 to replace a hotel management company for four hotels in San Francisco and $4.7 million in acquisition costs incurred in 2015. No similar expenses were incurred in 2016. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Interest income — Interest income remained consistent with the prior period.
Interest expense — Interest expense increased by $11.7 million a result of additional term loans, the issuance of senior unsecured notes and credit facility borrowings in connection with the acquisition of the non-comparable properties.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture decreased $3.9 million due to a decrease in net income of the Manhattan Collection joint venture. The joint venture had a decrease in revenues primarily as a result of decreases in ADR at its properties.
Income tax (expense) benefit — Income tax expense decreased by $0.7 million due to lower net income at our TRS compared to the prior year.
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
We calculate FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets (including impairment of real estate related joint ventures), the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization, gains (losses) from sales of real estate and impairments of real estate assets (including impairment of real estate related joint ventures), all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$73,962	$94,995	$73,543
Adjustments:
Depreciation and amortization	102,206	95,634	68,136
Depreciation and amortization from joint venture	7,139	8,574	9,025
Gain on sale of hotel properties	(40,690)	—	—
Impairment loss	12,148	—	—
Impairment loss from joint venture	62,622	—	—
FFO	$217,387	$199,203	$150,704
Distribution to preferred shareholders	(19,662)	(25,950)	(25,079)
Issuance costs of redeemed preferred shares	(7,090)	—	—
FFO available to common share and unit holders	$190,635	$173,253	$125,625
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014
Net income (loss)	$73,962	$94,995	$73,543
Adjustments:
Interest expense	43,615	38,774	27,065
Interest expense from joint venture	8,218	9,137	9,137
Income tax expense (benefit)	(134)	2,590	3,251
Depreciation and amortization	102,439	95,872	68,324
Depreciation and amortization from joint venture	7,139	8,574	9,025
EBITDA	$235,239	$249,942	$190,345
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
Held for Sale
We will classify a hotel as held for sale when a binding agreement to purchase the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of our board of trustees has been obtained, no significant financing contingencies exist, and the sale is expected to close within one year. If these criteria are met and if the fair value less costs to sell is lower than the carrying amount of the hotel, we will record an impairment loss and will cease recording depreciation expense. We will classify the loss, together with the related operating results, as continuing or discontinuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
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
Investment in Joint Venture
Judgment is required with respect to the consolidation of partnership and joint venture entities in terms of the evaluation of control, including assessment of the importance of rights and privileges of the partners based on voting rights, as well as financial variable interests that are not controllable through voting interests. Investments in joint ventures which we do not control but for which we have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method of accounting. Until we redeemed our interest in the Manhattan Collection joint venture, we employed the equity accounting method because we did not control the joint venture and were not the primary beneficiary of the joint venture pursuant to the applicable authoritative accounting guidance. We reviewed the investment in our joint venture for impairment in each reporting period pursuant to the applicable authoritative accounting guidance. An investment is impaired when its estimated fair value is less than the carrying amount of our investment and that impairment is other than temporary.
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
Income Taxes
To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to our shareholders. As a REIT, we generally will not be subject to federal corporate income tax on that portion of our taxable income that is currently distributed to shareholders. We are subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, our wholly owned TRS, which leases our hotels from our Operating Partnership, is subject to federal and state income taxes. We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
New Accounting Pronouncements Not Yet Implemented
See Note 2 to the accompanying consolidated financial statements for additional information relating to recently issued accounting pronouncements.

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

As of December 31, 2016, we had $82.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of December 31, 2016, we had $368.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swaps to effectively fix the interest rates of the First Term Loan. At December 31, 2016, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at December 31, 2016.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at December 31, 2016. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at December 31, 2016.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

Debt Summary
Debt as of December 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$82,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,207)	(3,117)
Total term loans			$671,793	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(540)	(608)
Total senior unsecured notes			$99,460	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	—	42,895
Argonaut Hotel	4.25%	March 2017	—	42,823
Sofitel Philadelphia	3.90%	June 2017	44,320	45,668
Hotel Zelos San Francisco	5.94%	September 2017	25,718	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	72,852	75,040
Mortgage loans at stated value			142,890	318,473
Mortgage loan premiums and deferred financing costs (3)			108	847
Total mortgage loans			$142,998	$319,320
Total debt			$996,251	$1,105,595
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At December 31, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(3) As of December 31, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos San Francisco.
On April 5, 2016, we repaid the $62.8 million mortgage loan on the Embassy Suites San Diego Bay - Downtown without penalty, using proceeds from our senior unsecured revolving credit facility. On May 5, 2016, we repaid the $22.7 million mortgage loan on the Hotel Modera, without penalty, using proceeds from the senior unsecured revolving credit facility. On November 10, 2016, we repaid the $42.1 million mortgage on the Hotel Monaco Washington DC, without penalty, using proceeds from the senior unsecured revolving credit facility. On December 1, 2016, we repaid the $41.7 million mortgage on the Argonaut Hotel, without penalty, using proceeds from the senior unsecured revolving credit facility. We also repaid the $140.0 million mortgage loan secured by the Manhattan NYC and repaid the $50.0 million mortgage loan that had been secured by the Dumont NYC.

Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the year ended December 31, 2016. As of December 31, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of December 31, 2016, the Company had no repurchases under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $241.3 million for the year ended December 31, 2016. Our cash from operations includes the operating activities of the 29 hotels we wholly owned as of December 31, 2016. Our cash provided by operating activities for the year ended December 31, 2015 was $220.7 million and relates principally to the 31 hotels we wholly owned as of December 31, 2015 and cash distributions of $13.9 million received from the Manhattan Collection joint venture.
Cash Provided by Investing Activities. Our cash provided by investing activities was $298.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, we invested $121.9 million in improvements to our hotel properties, received $364.4 million in proceeds from the sales of four hotel properties and a land parcel adjacent to one of our hotels, received $50.0 million from the joint venture in repayment of the note receivable, received a $3.0 million refund of a deposit we placed for a property under contract and had a decrease in restricted cash of $0.7 million. Our cash used in investing activities was $399.9 million for the year ended December 31, 2015. During the year ended December 31, 2015, we purchased two hotels using cash of $305.1 million, invested $99.8 million in improvements to our hotel properties, placed a deposit of $3.0 million for property under contract for purchase, received $3.0 million from a note receivable and had a decrease in restricted cash of $5.3 million.
Cash Used in Financing Activities. Our cash used in financing activities was $532.9 million for the year ended December 31, 2016. During the year ended December 31, 2016, we borrowed $469.0 million under the Revolver, repaid $552.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $365.6 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.8 million of net proceeds from the issuance of 5,000,000 Series D Preferred Shares, used $225.1 million to redeem all of our Series A Preferred Shares and Series B Preferred Shares, paid $1.4 million in deferred financing fees, and paid $127.1 million in distributions. For the year ended December 31, 2015, cash flows provided by financing activities was $152.6 million. We borrowed $490.0 million from our revolving credit facility, repaid $375.0 million under the revolving credit facility, borrowed $225.0 million under our term loan facilities, borrowed $100.0 million by issuing unsecured notes, repaid $171.5 million of mortgage debt, repurchased $4.1 million of common shares for tax withholding for vested share-based equity awards, paid $3.3 million in deferred financing fees and paid $110.0 million in distributions.
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
For the year ended December 31, 2016, we invested $121.9 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $90.0 million to $100.0 million in capital investments for our hotels in 2017, including approximately $22.5 million in the Revere Hotel Boston Common renovation, $12.0 million in the Hotel Palomar Los Angeles - Beverly Hills renovation and $15.0 million in The Tuscan Fisherman's Wharf renovation. In March 2016, the Prescott Hotel was re-opened as Hotel Zeppelin San Francisco, after being closed in November 2015, to complete a $32.0 million renovation. During 2016, the $17.5 million Westin Colonnade Coral Gables and $15.5 million Union Station Hotel Nashville, Autograph Collection renovations were also completed. Both properties remained open during their renovations. The Westin Colonnade Coral Gables was renamed Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel after its renovation.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$152,920	$77,028	$9,931	$65,961	$—
Term loans (2)	760,071	20,951	43,972	518,394	176,754
Unsecured notes (1)	138,027	4,859	9,717	9,730	113,721
Borrowings under credit facility (3)	86,107	2,012	84,095	—	—
Hotel and ground leases (4)	761,695	7,143	14,689	14,834	725,029
Capital lease obligation	36,542	72	608	679	35,183
Membership initiation deposits (5)	32,135	338	—	—	31,797
Purchase commitments (6)	14,134	14,134	—	—	—
Corporate office lease	3,563	378	787	831	1,567
Total	$1,985,194	$126,915	$163,799	$610,429	$1,084,051
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the term loans. At December 31, 2016 and December 31, 2015, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. Interest expense on the $75.0 million that is subject to floating interest rates is calculated based on the interest rate as of December 31, 2016.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2016. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Zelos San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on Hotel Zeppelin San Francisco (formerly Prescott Hotel) was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel Nashville, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.
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
As of December 31, 2016, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at December 31, 2016.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million of the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.21%, respectively, based on the Company’s leverage ratio at December 31, 2016.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2016, there was $2.4 million in unrealized gain recorded in accumulated other comprehensive income. For the year ended December 31, 2016, we recognized $0.3 million in other income for ineffectiveness related to our interest rate swaps. There was no ineffectiveness related to our interest rate swaps in 2015 and 2014.
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

	2017	2018	2019	2020	2021	Thereafter	Total
Liabilities
Fixed rate debt	$72,316	$2,366	$2,456	$65,752	$—	$100,000	$242,890
Average interest rate	4.62%	3.69%	3.69%	3.69%	—%	4.79%	4.42%
Variable rate debt	$—	$—	$82,000	$300,000	$200,000	$175,000	$757,000
Average interest rate (1)	—%	—%	2.42%	3.41%	3.11%	2.98%	3.13%
Total	$72,316	$2,366	$84,456	$365,752	$200,000	$275,000	$999,890

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2016 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2016, the estimated fair value of our fixed rate debt was $242.9 million.
As of December 31, 2016, $157.0 million of the Company's aggregate indebtedness (16% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-33.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-34 through F-36.

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
3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 14, 2016 (File No. 001‑34571)).
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

3.5
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of June 8, 2016 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8‑K filed on June 8, 2016 (File No. 001‑34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2012 (File No. 001-34571)).

10.2*
Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

10.3*
Amendment No. 2 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017 (File No. 001‑34571)).

10.4*
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

10.6*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.7*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A filed on November 10, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.10 below).

10.9*
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

10.11*
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

10.13
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.14
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

10.20*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.21*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.22*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.23
Agreement of Purchase and Sale, dated as of October 7, 2014, by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

10.24
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

10.25
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as a guarantor, Bank of America, N.A., certain guarantors and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.26
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

10.27
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

10.28*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2015 (File No. 001-34571)).

10.29
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America.

10.30
Loan Agreement, dated as of October 18, 2016, between 371 Seventh Avenue Co., LLC and Bank of America, N.A. (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8‑K filed on October 21, 2016 (File No. 001‑34571)).

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

PEBBLEBROOK HOTEL TRUST

Date:	February 23, 2017	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ JON E. BORTZ	Chairman, President and Chief Executive Officer (principal executive officer)	February 23, 2017
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 23, 2017
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 23, 2017
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 23, 2017
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 23, 2017
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 23, 2017
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 23, 2017
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 23, 2017
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pebblebrook Hotel Trust's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2017, expressed an unqualified opinion on the effectiveness of Pebblebrook Hotel Trust's internal control over financial reporting.

/s/ KPMG LLP

McLean, Virginia
February 23, 2017

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

We have audited Pebblebrook Hotel Trust's (Pebblebrook) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pebblebrook's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pebblebrook's internal control over financial reporting based on our audit.

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

In our opinion, Pebblebrook maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 23, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

McLean, Virginia
February 23, 2017

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2016	December 31, 2015

ASSETS
Investment in hotel properties, net	$2,672,654	$2,673,584
Investment in joint venture	—	248,794
Ground lease asset, net	29,627	30,218
Cash and cash equivalents	33,410	26,345
Restricted cash	7,419	9,453
Hotel receivables (net of allowance for doubtful accounts of $494 and $243, respectively)	27,687	25,062
Prepaid expenses and other assets	38,462	45,015
Total assets	$2,809,259	$3,058,471
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$82,000	$165,000
Term loans, net of unamortized deferred financing costs	671,793	521,883
Senior unsecured notes, net of unamortized deferred financing costs	99,460	99,392
Mortgage debt, net of unamortized loan premiums and deferred financing costs	142,998	319,320
Accounts payable and accrued expenses	149,283	141,897
Advance deposits	19,110	17,726
Accrued interest	2,284	2,550
Distribution payable	33,215	29,869
Total liabilities	1,200,143	1,297,637
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at December 31, 2016 and $350,000 at December 31, 2015), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2016 and 14,000,000 shares issued and outstanding at December 31, 2015	100	140
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 71,922,904 issued and outstanding at December 31, 2016 and 71,735,129 issued and outstanding at December 31, 2015	719	717
Additional paid-in capital	1,776,404	1,868,047
Accumulated other comprehensive income (loss)	(2,312)	(4,750)
Distributions in excess of retained earnings	(169,227)	(105,765)
Total shareholders’ equity	1,605,684	1,758,389
Non-controlling interests	3,432	2,445
Total equity	1,609,116	1,760,834
Total liabilities and equity	$2,809,259	$3,058,471
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2016	2015	2014
Revenues:
Room	$568,867	$526,573	$410,600
Food and beverage	191,857	190,852	148,114
Other operating	55,697	53,439	40,062
Total revenues	816,421	770,864	598,776
Expenses:
Hotel operating expenses:
Room	137,312	124,090	102,709
Food and beverage	126,957	128,816	104,843
Other direct and indirect	219,655	215,169	166,435
Total hotel operating expenses	483,924	468,075	373,987
Depreciation and amortization	102,439	95,872	68,324
Real estate taxes, personal property taxes, property insurance, and ground rent	50,488	46,947	36,878
General and administrative	28,105	32,335	28,322
Impairment loss	12,148	—	—
Total operating expenses	677,104	643,229	507,511
Operating income (loss)	139,317	127,635	91,265
Interest income	1,995	2,511	2,529
Interest expense	(43,615)	(38,774)	(27,065)
Other	283	—	—
Gain on sale of hotel properties	40,690	—	—
Equity in earnings (loss) of joint venture	(64,842)	6,213	10,065
Income (loss) before income taxes	73,828	97,585	76,794
Income tax (expense) benefit	134	(2,590)	(3,251)
Net income (loss)	73,962	94,995	73,543
Net income (loss) attributable to non-controlling interests	258	327	677
Net income (loss) attributable to the Company	73,704	94,668	72,866
Distributions to preferred shareholders	(19,662)	(25,950)	(25,079)
Issuance costs of redeemed preferred shares	(7,090)	—	—
Net income (loss) attributable to common shareholders	$46,952	$68,718	$47,787
Net income (loss) per share available to common shareholders, basic	$0.65	$0.95	$0.72
Net income (loss) per share available to common shareholders, diluted	$0.64	$0.94	$0.71
Weighted-average number of common shares, basic	71,901,499	71,715,870	65,646,712
Weighted-average number of common shares, diluted	72,373,242	72,384,289	66,264,118

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2016	2015	2014

Comprehensive Income:
Net income (loss)	$73,962	$94,995	$73,543
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	2,438	(4,409)	(1,427)
Comprehensive income (loss)	76,400	90,586	72,116
Comprehensive income (loss) attributable to non-controlling interests	266	313	665
Comprehensive income (loss) attributable to the Company	$76,134	$90,273	$71,451
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	13,000,000	$130	63,709,628	$637	$1,541,138	$1,086	$(69,652)	$1,473,339	$1,745	$1,475,084
Issuance of shares, net of offering costs	1,000,000	10	7,530,000	75	316,825	—	—	316,910	—	316,910
Issuance of common shares for Board of Trustee compensation	—	—	13,793	—	421	—	—	421	—	421
Repurchase of common shares	—	—	(20,539)	—	(632)	—	—	(632)	—	(632)
Share-based compensation	—	—	62,498	1	9,085	—	—	9,086	2,609	11,695
Distributions on common shares/units	—	—	—	—	—	—	(62,298)	(62,298)	(559)	(62,857)
Distributions on preferred shares	—	—	—	—	—	—	(25,079)	(25,079)	(16)	(25,095)
Redemption of non-controlling LTIP units	—	—	258,101	3	(2,098)	—	—	(2,095)	(3,136)	(5,231)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(1,427)	—	(1,427)	—	(1,427)
Net income (loss)	—	—	—	—	—	—	72,866	72,866	677	73,543
Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(195)	—	—	(195)	—	(195)
Issuance of common shares for Board of Trustee compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	7,225	—	—	7,226	1,105	8,331
Distributions on common shares/units	—	—	—	—	—	—	(90,320)	(90,320)	(292)	(90,612)
Distributions on preferred shares	—	—	—	—	—	—	(25,950)	(25,950)	(15)	(25,965)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(4,409)	—	(4,409)	—	(4,409)
Net income (loss)	—	—	—	—	—	—	94,668	94,668	327	94,995
Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,758	—	—	120,808	—	120,808
Redemption of preferred shares	(9,000,000)	(90)	—	—	(217,870)	—	(7,090)	(225,050)	—	(225,050)
Issuance of common shares for Board of Trustee compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)

Share-based compensation	—	—	254,878	3	7,358	—	—	7,361	1,105	8,466
Distributions on common shares/units	—	—	—	—	—	—	(110,414)	(110,414)	(359)	(110,773)
Distributions on preferred shares	—	—	—	—	—	—	(19,662)	(19,662)	(17)	(19,679)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,438	—	2,438	—	2,438
Net income (loss)	—	—	—	—	—	—	73,704	73,704	258	73,962
Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$73,962	$94,995	$73,543
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	102,439	95,872	68,324
Share-based compensation	8,466	8,331	11,695
Gain on derivative instruments	(283)	—	—
Amortization of deferred financing costs and mortgage loan premiums	1,513	(29)	(604)
Gain on sale of hotel properties	(40,690)	—	—
Impairment loss	12,148	—	—
Non-cash ground rent	2,762	2,380	2,252
Equity in (earnings) loss from joint venture	66,636	(3,824)	(7,676)
Other	2,654	2,038	407
Changes in assets and liabilities:
Restricted cash, net	1,288	1,635	71
Hotel receivables	1,263	(3,107)	(3,544)
Prepaid expenses and other assets	2,286	(212)	(3,763)
Distributions from joint venture	—	13,858	9,152
Accounts payable and accrued expenses	4,492	4,161	10,598
Advance deposits	2,324	4,622	829
Net cash provided by (used in) operating activities	241,260	220,720	161,284
Investing activities:
Acquisition of hotel properties	—	(305,146)	(575,748)
Improvements and additions to hotel properties	(121,899)	(99,785)	(52,553)
Proceeds from joint venture redemption	2,530	—	—
Deposit on hotel properties	3,000	(3,000)	—
Proceeds from sale of hotel properties	364,390	—	—
Receipt from (acquisition of) note receivable	50,000	3,020	(3,020)
Purchase of corporate office equipment, software, and furniture	(74)	(278)	(1,146)
Restricted cash, net	746	5,295	28
Property insurance proceeds	—	—	1,113
Net cash provided by (used in) investing activities	298,693	(399,894)	(631,326)
Financing activities:
Gross proceeds from issuance of common shares	—	—	293,211
Gross proceeds from issuance of preferred shares	125,000	—	25,000
Payment of offering costs — common and preferred shares	(4,189)	(195)	(1,301)
Payment of deferred financing costs	(1,414)	(3,311)	(3,696)
Borrowings under senior revolving credit facility	469,000	490,000	180,000
Repayments under senior revolving credit facility	(552,000)	(375,000)	(130,000)
Proceeds from term loans	150,000	225,000	200,000
Proceeds from senior unsecured notes	—	100,000	—
Repayments of mortgage debt	(365,583)	(171,488)	(9,123)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands)

Repurchase of common shares	(2,496)	(4,094)	(632)
Redemption of non-controlling interests	—	—	(5,231)
Redemption of preferred shares	(225,050)	—	—
Distributions — common shares/units	(105,321)	(84,037)	(55,708)
Distributions — preferred shares	(21,770)	(25,950)	(24,731)
Proceeds from membership deposits	1,658	2,302	—
Repayments of membership deposits	(723)	(591)	—
Net cash provided by (used in) financing activities	(532,888)	152,636	467,789
Net change in cash and cash equivalents	7,065	(26,538)	(2,253)
Cash and cash equivalents, beginning of year	26,345	52,883	55,136
Cash and cash equivalents, end of year	$33,410	$26,345	$52,883
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
As of December 31, 2016, the Company owned 29 hotels with a total of 7,219 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2016, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation as a result of adopting ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
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
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of the Company's board of trustees (the "Board of Trustees") has been obtained, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss, together with the related operating results, as continuing or discontinuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.
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
Income Taxes
To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, PHL, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has evaluated each of its revenue streams under the new model. Based on preliminary assessments, the Company does not expect adoption of this guidance will have a material impact on its consolidated financial statements and related disclosures.
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

In August 2015, the FASB issued ASU No. 2015-15, Interest — Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this standard on January 1, 2016 and elected to continue presenting debt issuance costs related to its senior unsecured revolving credit facility as an asset which is included in prepaid expenses and other assets on the accompanying consolidated balance sheets. The adoption of this standard did not have an impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU No, 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as non-current on the balance sheet. The new standard is effective for the Company on January 1, 2017 but earlier adoption is permitted. The Company adopted this standard on January 1, 2016 and it did not have an impact on the Company's financial position, results of operations or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This ASU is expected to result in the recognition of right-to-use assets and related liabilities to account for the Company's future obligations under the ground lease arrangements for the Company as the lessee. The Company will continue to evaluate the potential effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Award Payment Accounting, which simplifies various aspects of how share-based payments are accounted for and presented in the financial statements. This standard requires companies to record all of the tax effects related to share-based payments through the income statement, allows companies to elect an accounting policy to either estimate the share based award forfeitures (and expense) or account for forfeitures (and expense) as they occur, and allows companies to withhold up to the maximum individual statutory tax rate of the shares upon settlement of an award without causing the award to be classified as liability. This guidance is effective for the Company on January 1, 2017, however, early adoption is permitted. The Company early adopted this standard on April 1, 2016 and it did not have an impact on the Company's financial position, results of operations or cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for annual periods beginning after December 15, 2017 but earlier adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017 , including interim periods within those years and should be applied retroactively. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

Note 3. Acquisition and Disposition of Hotel Properties

Acquisitions

The Company had no hotel acquisitions, other than obtaining full ownership of the Dumont NYC and Manhattan NYC from the Manhattan Collection joint venture redemption transaction, during the year ended December 31, 2016. The Company allocated the fair value of the Dumont NYC as follows: $33.3 million to land, $77.3 million to building and improvements, and $0.3 million to furniture and fixtures. The allocation of fair value of Manhattan NYC was as follows: $86.0 million to land, $116.3 million to building and improvements, and $6.6 million to furniture and fixtures.

The following unaudited pro forma financial information presents the results of the Company for the years ended December 31, 2016 and 2015 as if the hotels acquired in 2015 had been acquired on January 1, 2015. The following hotels' pro forma results are included in the pro forma table below: LaPlaya Beach Resort and LaPlaya Beach Club; and The Tuscan Fisherman's Wharf. The results for the Dumont NYC and Manhattan NYC are not included in the pro forma results below because they are not meaningful. The pro forma results below exclude acquisition costs of zero and $4.7 million for the years ended December 31, 2016 and 2015, respectively. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of either the results of operations that would have actually occurred had these transactions occurred or the future results of operations (in thousands, except per-share data).

	For the year ended December 31,
	2016	2015
	(Unaudited)

Total revenues	$816,421	$801,578
Operating income (loss)	139,317	141,487
Net income (loss) attributable to common shareholders	46,952	79,576
Net income (loss) per share available to common shareholders — basic	$0.65	$1.10
Net income (loss) per share available to common shareholders — diluted	$0.64	$1.09

For the year ended December 31, 2016, the Company's consolidated statements of operations included $15.4 million of revenues and $9.0 million of hotel operating expenses related to the operations of the Dumont NYC and Manhattan NYC.

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

On June 1, 2016, the Company sold the Viceroy Miami for $64.5 million. The Company recognized a gain of $30.5 million related to the sale of this hotel property. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

On June 1, 2016, the Company sold the The Redbury Hollywood for $40.9 million. The Company recognized a gain of $6.5 million related to the sale of this hotel property. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

On November 2, 2016, the Company sold the DoubleTree by Hilton Hotel Bethesda -Washington DC for $50.1 million. In September 2016, the Company recognized a $12.1 million impairment loss related to this hotel property when the property was designated as held for sale. The impairment loss was determined using level 2 inputs (third-party offer price less estimated costs to sell) under authoritative guidance for fair value measurements. The Company recognized a gain of $0.4 million upon sale. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

On December 20, 2016, the Company sold the Manhattan NYC for $217.5 million. This hotel property was recorded at estimated fair value upon obtaining full ownership from the Manhattan Collection joint venture redemption transaction. The

Company recognized no gain or loss related to the sale of this hotel property upon sale. Proceeds were used to repay the $140.0 million mortgage secured by the hotel, to repay amounts outstanding on the revolving credit facility, and for general corporate purposes.

For the years ended December 31, 2016, 2015 and 2014, the Company's consolidated statements of operations included hotel operating income of $12.7 million, $12.8 million and $13.4 million, respectively, related to the hotel properties sold.

The sales of land and hotel properties described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Land	$503,571	$499,381
Buildings and improvements	2,287,104	2,225,168
Furniture, fixtures and equipment	231,211	205,890
Construction in progress	9,253	26,322
Investment in hotel properties	$3,031,139	$2,956,761
Less: Accumulated depreciation	(358,485)	(283,177)
Investment in hotel properties, net	$2,672,654	$2,673,584
As of December 31, 2016 and 2015, buildings and improvements include capital lease asset of $12.2 million and $12.2 million, respectively, and accumulated depreciation includes amounts related to capital lease asset of $0.7 million and $0.4 million respectively. Depreciation of capital lease asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The transaction valued the six hotels at approximately $908.0 million (subject to working capital and similar adjustments). The Company accounted for this investment using the equity method.
In conjunction with the joint venture's refinancing in 2012, the Company provided the joint venture a $50.0 million unsecured special loan which matures at the earlier of July 4, 2018, the closing of any refinancing of the secured loan or the closing date of a portfolio sale (as defined in the loan agreement). The unsecured special loan bears interest at an annual fixed rate of 9.75% and requires interest-only payments through maturity. The unsecured special loan is pre-payable by the joint venture at any time. The unsecured special loan to the joint venture was included in the investment in joint venture on the consolidated balance sheets. Interest income is recorded on the accrual basis and the Company's 49% pro-rata portion of the special loan and related interest income was eliminated.
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
The Company closed on the redemption transaction on October 19, 2016. Upon closing, the Company became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. In addition, the Company assumed the $140.0 million mortgage loan secured by the Manhattan NYC ("Manhattan NYC loan") and the $50.0 million mortgage loan secured by the Dumont NYC. The Company immediately repaid the $50.0 million mortgage loan secured by the Dumont NYC. The Manhattan NYC loan had a maturity date of October 18, 2017 and bore interest at a floating rate of 1-month LIBOR plus 1.65% per annum. In addition, the Company was repaid the $50.0 million unsecured special loan it made to the joint venture in 2012. Upon closing of the redemption transaction, the Manhattan Collection joint venture ceased.

On December 20, 2016, the Company sold the Manhattan NYC for $217.5 million and repaid the $140.0 million mortgage loan secured by the hotel. The Company is currently marketing the Dumont NYC property for sale.
The summarized results of operations of the Company’s investment in the Manhattan Collection joint venture for the years ended December 31, 2016 (through October 18, 2016, the closing date of the redemption transaction), 2015 and 2014 are presented below (in thousands):

	For the year ended December 31,
	2016 (1)	2015	2014
Revenues	$131,836	$177,775	$185,609
Total expenses	140,116	171,109	169,683
Net income (loss)	$(8,280)	$6,666	$15,926
Company’s 49% interest of net income (loss)	(4,057)	3,266	7,804
Basis adjustment	44	558	(128)
Special loan interest income elimination	1,793	2,389	2,389
Impairment loss	(62,622)	—	—
Equity in earnings (loss) in joint venture	$(64,842)	$6,213	$10,065

(1) The amounts in this column are for the period from January 1, 2016 to October 18, 2016, which was the closing date of the redemption transaction.

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
Note 6. Debt
Senior Unsecured Revolving Credit Facility
On May 19, 2015, the Company exercised the accordion feature under the amended and restated credit agreement that governs the Company's senior unsecured revolving credit facility and the Company's unsecured term loan facility to increase the aggregate borrowing capacity by $150.0 million to $750.0 million. The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of December 31, 2016 and 2015, the Company had $82.0 million and $165.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of December 31, 2016, the Company had $368.0 million borrowing capacity remaining under its unsecured revolving credit facility. As of December 31, 2016, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2016, 2015 and 2014, the Company incurred unused commitment fees of $1.0 million, $0.6 million and $0.7 million, respectively.
Unsecured Term Loan Facilities
As of December 31, 2016, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of December 31, 2016, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.

On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of December 31, 2016, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of December 31, 2016 and December 31, 2015, the Company had $675.0 million and $525.0 million, respectively, in outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of December 31, 2016, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of December 31, 2016, the Company was in compliance with all such debt covenants.
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
As of December 31, 2016, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2016.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at December 31, 2016. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.21%, based on the Company’s leverage ratio at December 31, 2016.
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
As of December 31, 2016, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $1.3 million and $3.4 million, respectively, in the accompanying consolidated balance sheets. For the years ended December 31, 2016, 2015 and 2014, there was $2.4 million, $(4.4) million and $(1.4) million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the years ended December 31, 2016, 2015 and 2014, the Company recorded a gain of $0.3 million, zero and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the years ended December 31, 2016, 2015 and 2014, the Company reclassified $6.2 million, $5.4 million and $0.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense.

The Company expects approximately $4.0 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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
On November 10, 2016, the Company repaid the $42.1 million mortgage on the Hotel Monaco Washington DC, without penalty, using proceeds from the senior unsecured revolving credit facility.
On December 1, 2016, the Company repaid the $41.7 million mortgage on the Argonaut Hotel, without penalty, using proceeds from the senior unsecured revolving credit facility.
The Company intends to repay the mortgage on the Sofitel Philadelphia at or prior to the loan's maturity date with borrowings under its senior unsecured revolving credit facility.
Debt Summary
Debt as of December 31, 2016 and December 31, 2015 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2016	December 31, 2015
Senior unsecured revolving credit facility	Floating (1)	January 2019	$82,000	$165,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	100,000
Third Term Loan	Floating(2)	January 2021	200,000	125,000
Total term loans at stated value			675,000	525,000
Deferred financing costs, net			(3,207)	(3,117)
Total term loans			$671,793	$521,883

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(540)	(608)
Total senior unsecured notes			$99,460	$99,392

Mortgage loans
Embassy Suites San Diego Bay - Downtown	6.28%	June 2016	—	63,116
Hotel Modera	5.26%	July 2016	—	22,833
Hotel Monaco Washington DC	4.36%	February 2017	—	42,895
Argonaut Hotel	4.25%	March 2017	—	42,823
Sofitel Philadelphia	3.90%	June 2017	44,320	45,668
Hotel Zelos San Francisco	5.94%	September 2017	25,718	26,098
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	72,852	75,040
Mortgage loans at stated value			142,890	318,473
Mortgage loan premiums and deferred financing costs (3)			108	847
Total mortgage loans			$142,998	$319,320
Total debt			$996,251	$1,105,595

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At December 31, 2016 and December 31, 2015, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(3) As of December 31, 2016, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos San Francisco.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of December 31, 2016 and December 31, 2015 was $242.9 million and $465.4 million, respectively.

The Company was in compliance with all debt covenants as of December 31, 2016.
Future scheduled debt principal payments for the Company's debt as of December 31, 2016 are as follows (in thousands):

2017	$72,316
2018	2,366
2019	84,456
2020	365,752
2021	200,000
Thereafter	275,000
Total debt principal payments	999,890
Mortgage loan premiums and deferred financing costs	(3,639)
Total debt	$996,251

Note 7. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share (“common shares”). Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Board of Trustees.
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of December 31, 2016, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program.
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of December 31, 2016, the Company had made no repurchases under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2016:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.38	March 31, 2016	March 31, 2016	April 15, 2016
$0.38	June 30, 2016	June 30, 2016	July 15, 2016
$0.38	September 30, 2016	September 30, 2016	October 17, 2016
$0.38	December 31, 2016	December 30, 2016	January 17, 2017
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
As of December 31, 2016, the Company had none of its Series A and Series B Preferred Shares, 5,000,000 of its 6.50% Series C Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Preferred shares outstanding. As of December 31, 2015, the Company had 5,600,000 of its Series A Preferred Shares, 3,400,000 of its Series B Preferred shares and 5,000,000 of its Series C Preferred Shares outstanding.
The Series C Preferred Shares and Series D Preferred Shares (collectively, the “Preferred Shares”) rank senior to the Company's common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series A Preferred Shares prior to March 11, 2016 or the Series B Preferred Shares prior to September 21, 2016 and the Company may not redeem the Series C Preferred Shares or Series D Preferred Shares prior to March 18, 2018 and June 9, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series C Preferred Share is 2.0325 common shares and each Series D Preferred Share is 1.9794 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2016:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
7.875% Series A	$0.31	March 31, 2016	March 31, 2016	April 15, 2016
8.00% Series B	$0.50	March 31, 2016	March 31, 2016	April 15, 2016
8.00% Series B	$0.50	June 30, 2016	June 30, 2016	July 15, 2016
8.00% Series B	$0.38	September 30, 2016	September 30, 2016	October 17, 2016
6.50% Series C	$0.41	March 31, 2016	March 31, 2016	April 15, 2016
6.50% Series C	$0.41	June 30, 2016	June 30, 2016	July 15, 2016
6.50% Series C	$0.41	September 30, 2016	September 30, 2016	October 17, 2016
6.50% Series C	$0.41	December 31, 2016	December 30, 2016	January 17, 2017
6.375% Series D	$0.16	June 30, 2016	June 30, 2016	July 15, 2016
6.375% Series D	$0.40	September 30, 2016	September 30, 2016	October 17, 2016
6.375% Series D	$0.40	December 31, 2016	December 30, 2016	January 17, 2017
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
As of December 31, 2016 and December 31, 2015, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at December 31, 2016, 54,845 units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.

Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2016, there were 1,409,031 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2016:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2014	147,881	$24.59
Granted	44,322	$30.11
Vested	(62,047)	$23.12
Forfeited	(168)	$27.57
Unvested at December 31, 2014	129,988	$27.17
Granted	46,446	$48.00
Vested	(50,827)	$25.70
Forfeited	(990)	$36.45
Unvested at December 31, 2015	124,617	$35.46
Granted	68,535	$23.87
Vested	(52,452)	$32.79
Forfeited	(4,809)	$30.66
Unvested at December 31, 2016	135,891	$30.82
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2016, 2015 and 2014, the Company recognized approximately $1.8 million, $1.6 million and $1.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of December 31, 2016, there was $2.4 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria as defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, one-fifth of these awards vested and the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares. In January 2017, one-fifth of these awards vested and the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of December 31, 2016, there was approximately $8.9 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.6 years. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $5.6 million, $5.6 million and $7.7 million, respectively, in expense related to these awards.
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
As of December 31, 2016, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of December 31, 2016, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of December 31, 2016, of the 236,351 units outstanding, 54,845 LTIP units have vested.
For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.1 million, $1.1 million and $2.6 million, respectively, in expense related to these units. As of December 31, 2016, there was $3.3 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to its shareholders. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. However, as a REIT, the Company is still subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income of TRSs is subject to federal, state and local income taxes. PHL is a TRS of the Company and as such is required to pay federal and state income taxes as a regular C Corporation.
For federal income tax purposes, the cash distributions paid to the Company’s common shareholders and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.3794	95.14%	$1.1715	98.21%	$0.9108	100.00%
Qualified dividend	0.0704	4.86%	0.0213	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.4498	100.00%	$1.1928	100.00%	$0.9108	100.00%

Series A Preferred Shares:
Ordinary non-qualified income	$0.2914	95.14%	$1.9336	98.21%	$2.3948	100.00%
Qualified dividend	0.0149	4.86%	0.0352	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$0.3063	100.00%	$1.9688	100.00%	$2.3948	100.00%

Series B Preferred Shares:
Ordinary non-qualified income	$1.3109	95.14%	$1.9643	98.21%	$2.4328	100.00%
Qualified dividend	0.0669	4.86%	0.0357	1.79%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.3778	100.00%	$2.0000	100.00%	$2.4328	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.5461	95.14%	$1.5960	98.22%	$1.9767	100.00%
Qualified dividend	0.0789	4.86%	0.0290	1.78%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.6250	100.00%	$1.9767	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$0.9099	95.15%	$—	—%	$—	—%
Qualified dividend	0.0464	4.85%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$0.9563	100.00%	$—	—%	$—	—%

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

Of the common distribution declared on December 15, 2016 and paid on January 17, 2017, $0.2866 was treated as a 2017 distribution for tax purposes. The preferred share distributions declared on December 15, 2016 and paid on January 17, 2017, were treated as 2016 distributions for tax purposes.

For the years ended December 31, 2016, 2015 and 2014, the Operating Partnership income tax expenses was $0.5 million, $0.9 million and $0.2 million, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2016	2015	2014
Federal
Current	$(27)	$1,389	$2,121
Deferred	(353)	55	317
State and local
Current	93	287	555
Deferred	(171)	(72)	25
Income tax expense (benefit)	$(458)	$1,659	$3,018
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Statutory federal tax expense (benefit)	$(618)	$1,367	$2,561
State income tax expense (benefit), net of federal tax (benefit) expense	(110)	111	457
Other	270	181	—
Income tax expense (benefit)	$(458)	$1,659	$3,018

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2016 and December 31, 2015, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2013 and 2012, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2016	2015	2014
Numerator:
Net income (loss) attributable to common shareholders	$46,952	$68,718	$47,787
Less: dividends paid on unvested share-based compensation	(483)	(432)	(459)
Net income (loss) available to common shareholders	$46,469	$68,286	$47,328
Denominator:
Weighted-average number of common shares — basic	71,901,499	71,715,870	65,646,712
Effect of dilutive share-based compensation	471,743	668,419	617,406
Weighted-average number of common shares — diluted	72,373,242	72,384,289	66,264,118

Net income (loss) per share available to common shareholders — basic	$0.65	$0.95	$0.72
Net income (loss) per share available to common shareholders — diluted	$0.64	$0.94	$0.71
For the years ended December 31, 2016, 2015 and 2014, 114,889, zero and zero respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $24.2 million, $23.5 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash

At December 31, 2016 and December 31, 2015, the Company had $7.4 million and $9.5 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zelos San Francisco is subject to a long-term hotel lease for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay annual base rent and a percentage rent, which is based on gross hotel and gross food and beverage revenues in excess of certain thresholds, as defined in the lease agreement.

The Hotel Zephyr Fisherman's Wharf (formerly Radisson Hotel Fisherman's Wharf) is subject to both a long-term primary ground lease and a secondary sublease. Through 2016, the primary ground lease required the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of room revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total room revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease required the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expired in April 2016 at which time the hotel became subject to only the primary ground lease through its maturity in 2062.

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

The Union Station Hotel Nashville, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $12.1 million, $12.1 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

Future minimum annual rental payments including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, is as follows as of December 31, 2016 (in thousands):

2017	$7,592
2018	8,010
2019	8,073
2020	8,139
2021	8,205
Thereafter	761,779
Total	$801,798

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Interest paid, net of capitalized interest	$41,416	$38,128	$26,945
Interest capitalized	$492	$598	$—
Income taxes paid	$369	$2,487	$3,049
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$29,773	$24,319	$17,743
Distributions payable on preferred shares	$3,442	$5,550	$5,550
Issuance of common shares for Board of Trustees compensation	$606	$372	$421
Mortgage loans assumed in connection with acquisition	$—	$—	$50,725
Below (above) market rate contracts assumed in connection with acquisition	$—	$20,110	$15,375
Capital lease obligation assumed in connection with acquisition	$—	$—	$10,758
Accrued additions and improvements to hotel properties	$4,717	$1,262	$6,537
Write-off of fully depreciated furniture, fixtures and equipment	$—	$6,013	$4,446
Write-off of deferred financing costs	$1,836	$1,577	$2,258
In conjunction with the Manhattan Collection joint venture redemption transaction, the Company assumed the following assets and liabilities:
Investment in hotel properties	$319,800	$—	$—
Mortgage loans	$190,000	$—	$—

For the year ended December 31, 2014, the Company redeemed 258,101 LTIP units for the same number of common shares. No LTIP units were redeemed for the years ended December 31, 2016 and 2015.

Note 13. Subsequent Events

On February 15, 2017, the Board of Trustees granted awards of an aggregate of 58,539 service condition restricted common shares and 81,939 target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2020 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2017 through December 31, 2019.

Note 14. Quarterly Operating Results (Unaudited)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2016 and 2015 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$196,245	$212,272	$208,963	$198,941
Net income (loss)	16,637	74,438	(35,535)	18,422
Net income (loss) attributable to the Company	16,579	74,190	(35,423)	18,358
Net income (loss) attributable to common shareholders	6,566	69,949	(43,897)	14,334
Net income (loss) per share available to common shareholders, basic	$0.09	$0.97	$(0.61)	$0.20
Net income (loss) per share available to common shareholders, diluted	$0.09	$0.96	$(0.61)	$0.20

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$163,435	$197,683	$216,321	$193,425
Net income (loss)	7,170	26,583	38,248	22,994
Net income (loss) attributable to the Company	7,143	26,491	38,119	22,915
Net income (loss) attributable to common shareholders	655	20,004	31,631	16,428
Net income (loss) per share available to common shareholders, basic	$0.01	$0.28	$0.44	$0.23
Net income (loss) per share available to common shareholders, diluted	$0.01	$0.27	$0.43	$0.23

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation As of December 31, 2016 (In thousands)

			Initial Costs				Gross Amount at End of Year
Description		Encumb-rances	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Costs Capitalized Subsequent to Acquisition (1)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Sir Francis Drake		$—	$22,500	$60,547	$6,953	$19,933	$22,500	$72,276	$15,157	$109,933	$24,715	$85,218	1928	6/22/2010	3-40 years
InterContinental Buckhead Atlanta		—	25,000	68,844	11,000	12,510	25,000	74,469	17,885	117,354	26,939	90,415	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC		—	—	60,630	2,441	21,067	—	74,124	10,014	84,138	15,000	69,138	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis		—	4,950	26,616	300	10,179	4,950	33,239	3,856	42,045	8,827	33,218	1912	9/29/2010	3-40 years
Skamania Lodge		—	7,130	44,987	3,523	10,852	7,130	51,392	7,970	66,492	12,961	53,531	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica		—	18,784	81,580	2,295	14,704	18,784	89,888	8,691	117,363	20,276	97,087	1972	11/19/2010	3-40 years
Sofitel Philadelphia	(2)	44,320	18,000	64,256	4,639	9,031	18,000	69,479	8,447	95,926	16,885	79,041	2000	12/3/2010	3-40 years
Argonaut Hotel		—	—	79,492	4,247	6,820	—	82,976	7,583	90,559	17,919	72,640	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	(3)	72,852	25,537	86,089	6,850	20,124	25,537	103,026	10,037	138,600	22,330	116,270	1987	4/6/2011	1-40 years
Hotel Monaco Seattle		—	10,105	38,888	2,073	8,065	10,105	42,416	6,610	59,131	10,780	48,351	1969	4/7/2011	3-40 years
Mondrian Los Angeles		—	20,306	110,283	6,091	10,690	20,306	115,575	11,489	147,370	24,083	123,287	1959	5/3/2011	3-40 years
W Boston		—	19,453	63,893	5,887	9,784	19,453	69,156	10,408	99,017	16,438	82,579	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco		—	7,294	22,166	290	16,124	7,294	34,422	4,158	45,874	6,693	39,181	1913	4/4/2012	3-40 years
Hotel Vintage Seattle		—	8,170	23,557	706	6,986	8,170	28,246	3,003	39,419	4,827	34,592	1922	7/9/2012	3-40 years
Hotel Vintage Portland		—	6,222	23,012	1,093	12,267	6,222	32,170	4,202	42,594	5,251	37,343	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills		—	24,403	93,203	3,600	25,762	24,403	111,359	11,206	146,968	18,347	128,621	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	(4)	25,718	—	63,430	3,780	7,949	—	68,884	6,275	75,159	12,363	62,796	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown		—	20,103	90,162	6,881	13,234	20,103	100,831	9,446	130,380	15,725	114,655	1988	1/29/2013	3-40 years
Hotel Modera		—	8,215	37,874	1,500	3,374	8,215	40,081	2,667	50,963	5,364	45,599	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf		—	—	116,445	3,550	28,453	—	141,400	7,048	148,448	13,841	134,607	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco (formerly Prescott Hotel)		—	12,561	43,665	1,094	35,200	12,561	74,215	5,744	92,520	5,523	86,997	1913	5/22/2014	1-45 years

Pebblebrook Hotel Trust Schedule III--Real Estate and Accumulated Depreciation - Continued As of December 31, 2016 (In thousands)

The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	8,404	18,493	97,636	11,864	127,993	9,448	118,545	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)	—	12,108	46,317	1,271	18,246	12,108	57,388	8,446	77,942	5,094	72,848	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles - Beverly Hills	—	—	90,675	1,500	8,242	—	95,546	4,871	100,417	5,491	94,926	1972	11/20/2014	3-40 years
Union Station Hotel Nashville, Autograph Collection	—	—	37,803	6,833	17,940	—	51,008	11,568	62,576	4,792	57,784	1900	12/10/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	12,987	39,267	216,690	17,300	273,257	14,318	258,939	1972	12/18/2014	3-40 years
LaPlaya Beach Resort and LaPlaya Beach Club	—	112,575	82,117	6,733	8,441	112,575	88,503	8,788	209,866	8,133	201,733	1968	5/21/2015	3-40 years
The Tuscan Fisherman's Wharf	—	29,125	90,323	2,500	5,928	29,125	93,379	5,372	127,876	5,599	122,277	1990	6/11/2015	2-40 years
Dumont NYC	—	33,270	77,330	300	59	33,270	77,330	359	110,959	523	110,436	1910	10/19/2016	1-40 years
	$142,890	$506,161	$2,024,340	$117,283	$383,355	$503,571	$2,287,104	$240,464	$3,031,139	$358,485	$2,672,654

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) Encumbrance on the Sofitel Philadelphia is presented at face value, which excludes deferred financing costs which were immaterial at December 31, 2016.
(3) Encumbrance on the The Westin San Diego Gaslamp Quarter is presented at face value, which excludes deferred financing costs of $0.2 million at December 31, 2016.
(4) Encumbrance on the Hotel Zelos San Francisco is presented at face value, which excludes loan premium and deferred financing costs of $0.4 million and $0.1 million, respectively, at December 31, 2016.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation-Continued
As of December 31, 2016
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2013	$1,849,939
Acquisitions	633,687
Capital Expenditures	59,090
Disposal of Assets	(4,446)
Balance at December 31, 2014	$2,538,270
Acquisitions	323,373
Capital Expenditures	101,131
Disposal of Assets	(6,013)
Balance at December 31, 2015	$2,956,761
Acquisitions	319,800
Capital Expenditures	105,074
Disposal of Assets	(350,496)
Balance at December 31, 2016	$3,031,139

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2013	$132,328
Depreciation	66,698
Disposal of Assets	(4,446)
Balance at December 31, 2014	$194,580
Depreciation	94,610
Disposal of Assets	(6,013)
Balance at December 31, 2015	$283,177
Depreciation	101,060
Disposal of Assets	(25,752)
Balance at December 31, 2016	$358,485

The aggregate cost of properties for federal income tax purposes is approximately $3,136,614 thousand as of December 31, 2016.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Declaration of Trust, as amended and supplemented, of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 14, 2016 (File No. 001‑34571)).
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

3.5
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of June 8, 2016 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8‑K filed on June 8, 2016 (File No. 001‑34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2012 (File No. 001-34571)).

10.2*
Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

10.3*
Amendment No. 2 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017 (File No. 001‑34571)).

10.4*
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

10.6*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.7*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A filed on November 10, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement for officers and employees (incorporated by reference to Exhibit 10.5 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)) (This agreement was superseded by Exhibit 10.10 below).

10.9*
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

10.11*
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

10.13
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 13, 2010 (File No. 001-34571)).

10.14
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

10.20*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.21*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.22*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 10, 2014 (File No. 001-34571)).

10.23
Agreement of Purchase and Sale, dated as of October 7, 2014, by and among NWBR LLC, and Stuart Street Development LLC, collectively, as Seller and NKOTB Owner LLC, as Buyer (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

10.24
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

10.25
First Amendment to Third Amended and Restated Credit Agreement, dated as of April 13, 2015, among Pebblebrook Hotel, L.P., as borrower, Pebblebrook Hotel Trust, as a guarantor, Bank of America, N.A., certain guarantors and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 23, 2015 (File No. 001-34571)).

10.26
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

10.27
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

10.28*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 23, 2015 (File No. 001-34571)).

10.29
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America.

10.30
Loan Agreement, dated as of October 18, 2016, between 371 Seventh Avenue Co., LLC and Bank of America, N.A. (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8‑K filed on October 21, 2016 (File No. 001‑34571)).

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