Form 10-Q
period 2017-03-31
Pebblebrook Hotel Trust
filed 2017-04-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2017
Common shares of beneficial interest ($0.01 par value per share)	69,549,584

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,563,158	$2,672,654
Hotels held for sale	110,969	—
Ground lease asset, net	29,480	29,627
Cash and cash equivalents	31,939	33,410
Restricted cash	7,152	7,419
Hotel receivables (net of allowance for doubtful accounts of $533 and $494, respectively)	29,107	27,687
Prepaid expenses and other assets	40,634	38,462
Total assets	$2,812,439	$2,809,259
LIABILITIES AND EQUITY
Senior unsecured revolving credit facility	$204,000	$82,000
Term loans, net of unamortized deferred financing costs	672,012	671,793
Senior unsecured notes, net of unamortized deferred financing costs	99,478	99,460
Mortgage debt, net of unamortized loan premiums and deferred financing costs	97,929	142,998
Accounts payable and accrued expenses	146,836	149,283
Advance deposits	20,486	19,110
Accrued interest	3,311	2,284
Liabilities related to hotels held for sale	2,685	—
Distribution payable	31,716	33,215
Total liabilities	1,278,453	1,200,143
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at March 31, 2017 and at December 31, 2016), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2017 and December 31, 2016.	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 69,937,163 issued and outstanding at March 31, 2017 and 71,922,904 issued and outstanding at December 31, 2016	699	719
Additional paid-in capital	1,715,272	1,776,404
Accumulated other comprehensive income (loss)	(208)	(2,312)
Distributions in excess of retained earnings	(185,657)	(169,227)
Total shareholders’ equity	1,530,206	1,605,684
Non-controlling interests	3,780	3,432
Total equity	1,533,986	1,609,116
Total liabilities and equity	$2,812,439	$2,809,259
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2017	2016
Revenues:
Room	$125,570	$131,404
Food and beverage	43,632	50,696
Other operating	12,976	14,145
Total revenues	182,178	196,245
Expenses:
Hotel operating expenses:
Room	32,983	32,225
Food and beverage	29,288	34,037
Other direct and indirect	52,168	55,648
Total hotel operating expenses	114,439	121,910
Depreciation and amortization	26,296	25,061
Real estate taxes, personal property taxes, property insurance, and ground rent	13,712	12,465
General and administrative	6,151	6,802
Impairment loss	1,049	—
Total operating expenses	161,647	166,238
Operating income (loss)	20,531	30,007
Interest income	—	625
Interest expense	(9,341)	(10,801)
Other	64	(1,771)
Equity in earnings (loss) of joint venture	—	(4,915)
Income (loss) before income taxes	11,254	13,145
Income tax (expense) benefit	2,835	3,492
Net income (loss)	14,089	16,637
Net income (loss) attributable to non-controlling interests	55	58
Net income (loss) attributable to the Company	14,034	16,579
Distributions to preferred shareholders	(4,023)	(5,844)
Issuance costs of redeemed preferred shares	—	(4,169)
Net income (loss) attributable to common shareholders	$10,011	$6,566
Net income (loss) per share available to common shareholders, basic	$0.14	$0.09
Net income (loss) per share available to common shareholders, diluted	$0.14	$0.09
Weighted-average number of common shares, basic	71,610,994	71,836,815
Weighted-average number of common shares, diluted	71,892,820	72,311,081

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except sharend per-share data) (Unaudited)

	For the three months ended March 31,
	2017	2016

Comprehensive Income:
Net income (loss)	$14,089	$16,637
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	2,104	(11,484)
Comprehensive income (loss)	16,193	5,153
Comprehensive income (loss) attributable to non-controlling interests	62	20
Comprehensive income (loss) attributable to the Company	$16,131	$5,133
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Redemption of preferred shares	(5,600,000)	(56)	—	—	(135,800)	—	(4,169)	(140,025)	—	(140,025)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	1,562	—	—	1,565	276	1,841
Distributions on common shares/units	—	—	—	—	—	—	(27,672)	(27,672)	(90)	(27,762)
Distributions on preferred shares	—	—	—	—	—	—	(5,844)	(5,844)	—	(5,844)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(11,484)	—	(11,484)	—	(11,484)
Net income (loss)	—	—	—	—	—	—	16,579	16,579	58	16,637
Balance at March 31, 2016	8,400,000	$84	71,922,904	$719	$1,731,920	$(16,234)	$(126,871)	$1,589,618	$2,689	$1,592,307

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(2,210,690)	(22)	(62,422)	—	—	(62,444)	—	(62,444)
Share-based compensation	—	—	208,238	1	850	—	—	851	276	1,127
Distributions on common shares/units	—	—	—	—	—	—	(26,441)	(26,441)	(90)	(26,531)
Distributions on preferred shares	—	—	—	—	—	—	(4,023)	(4,023)	—	(4,023)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	107	107
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,104	—	2,104	—	2,104
Net income (loss)	—	—	—	—	—	—	14,034	14,034	55	14,089
Balance at March 31, 2017	10,000,000	$100	69,937,163	$699	$1,715,272	$(208)	$(185,657)	$1,530,206	$3,780	$1,533,986

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the three months ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$14,089	$16,637
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26,296	25,061
Share-based compensation	1,127	1,841
(Gain) loss on derivative instruments	(64)	1,771
Amortization of deferred financing costs and mortgage loan premiums	399	76
Impairment loss	1,049	—
Non-cash ground rent	733	587
Equity in (earnings) loss from joint venture	—	5,511
Other	15	712
Changes in assets and liabilities:
Restricted cash, net	468	(237)
Hotel receivables	(2,141)	(6,422)
Prepaid expenses and other assets	(3,009)	(3,976)
Accounts payable and accrued expenses	(3,390)	3,864
Advance deposits	2,048	1,032
Net cash provided by (used in) operating activities	37,620	46,457
Investing activities:
Improvements and additions to hotel properties	(21,821)	(35,817)
Deposit on hotel properties	—	3,000
Purchase of corporate office equipment, software, and furniture	(6)	(7)
Restricted cash, net	(201)	(320)
Net cash provided by (used in) investing activities	(22,028)	(33,144)
Financing activities:
Payment of offering costs — common and preferred shares	(62)	(25)
Payment of deferred financing costs	(2)	(905)
Contributions from non-controlling interest	107	—
Borrowings under senior revolving credit facility	132,000	150,000
Repayments under senior revolving credit facility	(10,000)	(135,000)
Proceeds from term loans	—	150,000
Repayments of mortgage debt	(44,996)	(1,953)
Repurchase of common shares	(62,444)	(2,496)
Redemption of preferred shares	—	(140,000)
Distributions — common shares/units	(28,029)	(22,903)
Distributions — preferred shares	(4,023)	(8,203)
Proceeds from membership deposits	698	442
Repayments of membership deposits	(312)	(333)
Net cash provided by (used in) financing activities	(17,063)	(11,376)
Net change in cash and cash equivalents	(1,471)	1,937
Cash and cash equivalents, beginning of year	33,410	26,345

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Cash and cash equivalents, end of period	$31,939	$28,282
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
As of March 31, 2017, the Company owned 29 hotels with a total of 7,222 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2017, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company has begun to evaluate each of its revenue streams under the new standard. Based on preliminary assessments, the Company does not expect adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU-2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017 but earlier adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

Note 3. Acquisition and Disposition of Hotel Properties

Acquisitions

The Company had no hotel acquisitions during the three months ended March 31, 2017.

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

The Company entered into an agreement to sell the Dumont NYC for $118.0 million and designated this hotel property as held for sale as of March 31, 2017 as it met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying balance sheets and ceased depreciating the assets. The Company recognized an impairment loss of $1.0 million related to this hotel as a result of the fair value less costs to sell being lower than the carrying value of the hotel. The impairment loss was determined using level 2 inputs (third-party offer price less estimated costs to sell) under authoritative guidance for fair value measurements. The Company expects the sale to be completed during the second quarter of 2017.

For the three months ended March 31, 2017 and 2016, the Company's consolidated statements of operations included operating income of $0.4 million and zero, respectively, related to the Dumont NYC.

The potential sale of the hotel property described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$470,301	$503,571
Buildings and improvements	2,226,686	2,287,104
Furniture, fixtures and equipment	234,917	231,211
Construction in progress	14,682	9,253
Investment in hotel properties	$2,946,586	$3,031,139
Less: Accumulated depreciation	(383,428)	(358,485)
Investment in hotel properties, net	$2,563,158	$2,672,654
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The Company accounted for this investment using the equity method. On October 19, 2016, the Company liquidated its interest in the joint venture and became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. For the three months ended March 31, 2017 and 2016, the Company had zero and $(4.9) million, respectively, in equity in earnings (loss) from the joint venture.
Note 6. Debt
Senior Unsecured Revolving Credit Facility
The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement that governs the revolving credit facility and the term loan facility contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value. As of March 31, 2017 and December 31, 2016, the Company had $204.0 million and $82.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of March 31, 2017, the Company had $246.0 million borrowing capacity remaining under the revolving credit facility. As of March 31, 2017, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2017 and 2016, the Company incurred unused commitment fees of $0.2 million and $0.3 million, respectively.
Unsecured Term Loan Facilities
As of March 31, 2017, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of March 31, 2017, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of March 31, 2017, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.

As of March 31, 2017 and December 31, 2016, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of March 31, 2017, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the term loan facility. As of March 31, 2017, the Company was in compliance with all such debt covenants.
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
As of March 31, 2017, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.36%, based on the Company’s leverage ratio at March 31, 2017. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.11%, based on the Company’s leverage ratio at March 31, 2017.
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
As of March 31, 2017, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $2.1 million and $2.0 million, respectively, in the accompanying consolidated balance sheets. For the three months ended March 31, 2017 and 2016, there was $2.1 million and $(11.5) million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the three months ended March 31, 2017 and 2016 , the Company recorded a gain (loss) of $0.1 million and $(1.8) million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three months ended March 31, 2017 and 2016, the Company reclassified $1.1 million and $1.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $2.8 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.

On March 1, 2017, the Company repaid the $44.1 million mortgage on the Sofitel Philadelphia, without penalty, using proceeds from the senior unsecured revolving credit facility.
The Company intends to repay the mortgage loan on the Hotel Zelos San Francisco at or prior to the loan's maturity date with borrowings under the senior unsecured revolving credit facility.
Debt Summary
Debt as of March 31, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Senior unsecured revolving credit facility	Floating (1)	January 2019	$204,000	$82,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	175,000
Third Term Loan	Floating(2)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,988)	(3,207)
Total term loans			$672,012	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(522)	(540)
Total senior unsecured notes			$99,478	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	25,613	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	72,281	72,852
Mortgage loans at stated value			97,894	142,890
Mortgage loan premiums and deferred financing costs (3)			35	108
Total mortgage loans			$97,929	$142,998
Total debt			$1,073,419	$996,251

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At March 31, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(3) As of March 31, 2017, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos San Francisco.

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of March 31, 2017 and December 31, 2016 was $197.1 million and $242.9 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2017.
Note 7. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $.01 par value per share (“common shares”). Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees.
On March 5, 2014, the Company filed a prospectus supplement with the SEC to sell up to $175.0 million in common shares under a new "at the market" offering program (an "ATM program"). At the same time, the Company terminated its prior $170.0 million ATM program. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and as of that date the Company terminated the program.
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of March 31, 2017, the Company repurchased 2,121,232 common shares for an aggregate purchase price of $59.9 million, or an average of approximately $28.22 per share, under this program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of March 31, 2017, $90.1 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2017:

Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
$0.38	March 31, 2017	March 31, 2017	April 17, 2017
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of March 31, 2017 and December 31, 2016 , the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
The Series C Preferred Shares and Series D Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series A Preferred Shares prior to March 11, 2016 or the Series B Preferred Shares prior to September 21, 2016 and the Company may not redeem the Series C Preferred Shares or Series D Preferred Shares prior to March 18, 2018 and June 9, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after those dates, the Company may, at its option, redeem the applicable Preferred Shares, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series C Preferred Share is 2.0325 common shares and each Series D Preferred Share is 1.9794 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2017:

Security Type	Dividend per Share/Unit	For the quarter ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series D	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
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
As of March 31, 2017 and December 31, 2016, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at March 31, 2017, 100,222 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2017, there were 1,283,593 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	135,891	$30.82
Granted	58,539	$29.64
Vested	(57,559)	$31.50
Forfeited	(200)	$26.97
Unvested at March 31, 2017	136,671	$30.03
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2017 and 2016, the Company recognized approximately $0.4 million and $0.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2017, there was $3.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.

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
On February 4, 2014, the Board of Trustees approved a target award of 66,483 performance-based equity awards to officers and employees of the Company. In January 2017, these awards vested and the Company issued 112,782 and 25,619 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested was based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2014 through December 31, 2016.
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
On February 15, 2017, the Board of Trustees approved a target award of 81,939 performance-based equity awards to officers and employees of the Company. These awards vest on January 1, 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2020 based on two performance criteria as defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
January 30, 2013
Relative Total Shareholder Return	30.00%	$0.7		31.00%	0.41%	2.20%
Absolute Total Shareholder Return	30.00%	$0.5		31.00%	0.41%	2.20%
EBITDA Comparison	40.00%	$0.7		31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7		29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5		29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8		29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	—	(1)	22.00%	0.68%	2.50%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6		25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2		25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4		25.00%	0.71%	3.00%

February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7		28.00%	1.27%	5.60%
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2017, there was approximately $9.7 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.9 years. For the three months ended March 31, 2017 and 2016 , the Company recognized $0.4 million and $1.2 million, respectively, in expense related to these awards.
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
As of March 31, 2017, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units, all of which are held by officers of the Company.
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
As of March 31, 2017, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of March 31, 2017, of the 236,351 units outstanding, 100,222 LTIP units have vested.
For the three months ended March 31, 2017 and 2016, the Company recognized $0.3 million and $0.3 million, respectively, in expense related to these units. As of March 31, 2017, there was $3.0 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.4 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended March 31, 2017 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2017 and December 31, 2016, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2013 and 2012, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$10,011	$6,566
Less: dividends paid on unvested share-based compensation	(104)	(121)
Net income (loss) available to common shareholders	$9,907	$6,445
Denominator:
Weighted-average number of common shares — basic	71,610,994	71,836,815
Effect of dilutive share-based compensation	281,826	474,266
Weighted-average number of common shares — diluted	71,892,820	72,311,081

Net income (loss) per share available to common shareholders — basic	$0.14	$0.09
Net income (loss) per share available to common shareholders — diluted	$0.14	$0.09
For the three months ended March 31, 2017 and 2016, 18,394 and 133,616, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from five years to 21 years, not including renewals, and five years to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to five times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $5.4 million and $5.6 million for the three months ended March 31, 2017 and 2016, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2017 and December 31, 2016, the Company had $7.2 million and $7.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.

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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.3 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2017	2016
	(in thousands)
Interest paid, net of capitalized interest	$7,464	$9,078
Interest capitalized	$—	$492
Income taxes paid	$79	$6
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$28,274	$29,175
Distributions payable on preferred shares	$3,442	$3,192
Issuance of common shares for Board of Trustees compensation	$503	$606
Accrued additions and improvements to hotel properties	$4,525	$378
Write-off of deferred financing costs	$356	$—

Note 13. Subsequent Events
Subsequent to March 31, 2017, the Company repurchased 524,550 common shares for an aggregate purchase price of $15.1 million, or an average of approximately $28.85 per share, under its share repurchase program.

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Overview

The U.S. lodging industry is expected to continue to generate positive revenue growth in 2017, though at more moderate growth levels. There continues to be strong headwinds to demand growth, particularly in major urban markets, including the strength of the U.S. dollar, softer international inbound and tepid growth in business travel. These factors are likely to produce modest hotel demand growth in 2017. In addition, supply growth is increasing, on average, in many of the larger urban markets like New York, Boston, Los Angeles, Miami, Portland and Washington, D.C. As a result, we expect that the urban markets will continue to underperform the U.S. lodging industry’s modest RevPAR growth in 2017. However, we remain encouraged with the opportunities throughout our portfolio to gain market share and improve operating performance at our recently renovated and redeveloped hotels. We believe that our properties have opportunities to continue to achieve significant growth in their operating cash flows and long-term economic values, however, we remain cautious due to the current uncertain economic and geopolitical environment. In the short term, we expect our portfolio will be affected by events in markets where our hotels are located such as the renovation and expansion of the Moscone Center in San Francisco, which is expected to negatively impact our properties in San Francisco during 2017.

During the three months ended March 31, 2017, we repaid the $44.1 million mortgage loan on the Sofitel Philadelphia. We also repurchased 2,121,232 common shares for an aggregate purchase price of $59.9 million, or an average of approximately $28.22 per share, under our existing share repurchase program.

As of March 31, 2017, we entered into an agreement to sell the Dumont NYC for $118.0 million and designated this hotel property as held for sale, because it met all of our held for sale criteria. We expect the sale to be completed during the second quarter of 2017, however, we can give no assurance that we can consummate this transaction in a timely manner or at all.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our wholly owned hotels for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016

Same-Property Occupancy	80.6%	83.4%
Same-Property ADR	$239.22	$238.00
Same-Property RevPAR	$192.92	$198.61

The table above includes information from all of the hotels we owned as of March 31, 2017, except for Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2017 and 2016 because it was closed during the first quarter of 2016 for renovation. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income (loss)	$14,089	$16,637
Adjustments:
Depreciation and amortization	26,237	25,002
Depreciation and amortization from joint venture	—	2,243
Impairment loss	1,049	—
FFO	$41,375	$43,882
Distribution to preferred shareholders	(4,023)	(5,844)
Issuance costs of redeemed preferred shares	—	(4,169)
FFO available to common share and unit holders	$37,352	$33,869
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2017 and 2016 (in thousands):

	For the three months ended March 31,
	2017	2016
Net income (loss)	$14,089	$16,637
Adjustments:
Interest expense	9,341	10,801
Interest expense from joint venture	—	2,278
Income tax expense (benefit)	(2,835)	(3,492)
Depreciation and amortization	26,296	25,061
Depreciation and amortization from joint venture	—	2,243
EBITDA	$46,891	$53,528
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
Results of Operations
At March 31, 2017 and 2016, we had 29 and 31 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2017 and 2016. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended March 31, 2017 and 2016
Viceroy Miami		Miami, FL	June 1, 2016	X
The Redbury Hollywood		Hollywood, CA	June 1, 2016	X
Manhattan NYC	(1)	New York, NY	October 19, 2016	X
Dumont NYC		New York, NY	October 19, 2016	X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, MD	November 2, 2016	X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016 and subsequently sold this property on December 20, 2016.
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
Revenues — Total hotel revenues decreased by $14.1 million, most of which was a result of the sale of the DoubleTree by Hilton Hotel Bethesda -Washington DC, Viceroy Miami and The Redbury Hollywood hotels. We also experienced declines in revenues at the Hotel Palomar Los Angeles - Beverly Hills, Revere Hotel Boston Common and The Tuscan Fisherman's Wharf due to their renovations. These declines were offset by an increase in hotel revenues at Hotel Zeppelin San Francisco (formerly Prescott Hotel), which was closed for renovation during the first quarter of 2016.
Hotel operating expenses — Total hotel operating expenses decreased by $7.5 million, most of which was a result of the sale of the DoubleTree by Hilton Hotel Bethesda -Washington DC, Viceroy Miami and The Redbury Hollywood hotels. We also experienced declines in hotel operating expenses at The Hotel Palomar Los Angeles - Beverly Hills, Revere Hotel Boston Common and The Tuscan Fisherman's Wharf due to decreases in revenues as a result of their renovations.
Depreciation and amortization — Depreciation and amortization expense increased by $1.2 million primarily due to the additional depreciation on an increase in assets at the Hotel Monaco Washington DC, Hotel Zeppelin San Francisco (formerly Prescott Hotel) and Union Station Hotel Nashville, Autograph Collection as a result of their renovations which was offset by the reduction in depreciation from the dispositions of the DoubleTree by Hilton Hotel Bethesda -Washington DC, Viceroy Miami and The Redbury Hollywood hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, insurance and ground rent increased by $1.2 million primarily due to real estate tax expenses related to wholly owning the Dumont NYC and increases in real estate taxes and ground rent for the Hotel Zephyr Fisherman's Wharf.
Corporate general and administrative — Corporate general and administrative expenses decreased by $0.7 million due to a reduction in non-cash share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment Loss — Impairment loss increased by $1.0 million resulting from the loss recognized on the held for sale Dumont NYC property. There was no such loss in the prior period.
Interest income — Interest income decreased $0.6 million as a result of the Company being repaid the principal amount of the note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $1.5 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting from lower mortgage debt balances during the quarter.
Other — Other income increased by $1.8 million as a result of the change in the ineffective portion of our derivative instruments.
Equity in earnings (loss) of joint venture — Equity in losses of joint venture decreased $4.9 million as a result of redeeming our interest in the Manhattan Collection joint venture in October 2016.
Income tax (expense) benefit — Income tax benefit decreased $0.7 million due primarily to a decrease in taxable loss during the quarter at our TRS compared to the same period in the prior year.

Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $1.8 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset in part by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A Preferred Shares which we redeemed in March 2016. There was no such redemption in the current period.
Other comprehensive income (loss) — Other comprehensive income (loss) increased by $13.6 million as a result of the change in the fair values of our interest rate swaps.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, investments in new joint ventures, and debt principal payments and debt maturities, through the net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, hotel property sales and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
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
As of March 31, 2017, we had $204.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of March 31, 2017, we had $246.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan. At March 31, 2017, the First Term Loan had a weighted-average effective interest rate of

2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at March 31, 2017.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.36%, based on the Company’s leverage ratio at March 31, 2017. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.11%, based on the Company's leverage ratio at March 31, 2017.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.

Debt Summary
Debt as of March 31, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2017	December 31, 2016
Senior unsecured revolving credit facility	Floating (1)	January 2019	$204,000	$82,000

Term loans
First Term Loan	Floating(2)	January 2020	300,000	300,000
Second Term Loan	Floating(2)	April 2022	175,000	175,000
Third Term Loan	Floating(2)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,988)	(3,207)
Total term loans			$672,012	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(522)	(540)
Total senior unsecured notes			$99,478	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	25,613	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	72,281	72,852
Mortgage loans at stated value			97,894	142,890
Mortgage loan premiums and deferred financing costs (3)			35	108
Total mortgage loans			$97,929	$142,998
Total debt			$1,073,419	$996,251
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the senior unsecured credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At March 31, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(3) As of March 31, 2017, loan premium on assumed mortgage recorded in purchase accounting for the Hotel Zelos San Francisco.
On March 1, 2017, we repaid the $44.1 million mortgage on the Sofitel Philadelphia, without penalty, using proceeds from our senior unsecured revolving credit facility.
We intend to repay the mortgage loan on the Hotel Zelos San Francisco at or prior to the loan's maturity date with borrowings under our senior unsecured revolving credit facility.
Issuance of Shares of Beneficial Interest

On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the three months ended March 31, 2017. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and on that date the program was terminated.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2017, we had repurchased 2,121,232 common shares for an aggregate purchase price of $59.9 million, or an average of approximately $28.22 per share, under this program. As of March 31, 2017, $90.1 million of common shares remained available for repurchase under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facility, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $37.6 million for the three months ended March 31, 2017. Our cash from operations includes the operating activities of the 29 hotels we wholly owned as of March 31, 2017. Our cash provided by operating activities was $46.5 million for the three months ended March 31, 2016. Our cash from operations includes the operating activities of our 31 wholly owned hotels.
Cash Used In Investing Activities. Our cash used in investing activities was $22.0 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we invested $21.8 million in improvements to our hotel properties and had a decrease in restricted cash of $0.2 million. Our cash used in investing activities was $33.1 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we invested $35.8 million in improvements to our hotel properties, received a refund of our deposit of $3.0 million for property under contract for purchase and had a decrease in restricted cash of $0.3 million.
Cash Used in Financing Activities. Our cash used in financing activities was $17.1 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we borrowed $132.0 million under the Revolver, repaid $10.0 million under the Revolver, repaid $45.0 million of mortgage debt, repurchased $62.4 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $32.1 million in distributions and received $0.4 million in other transactions. For the three months ended March 31, 2016, cash flows used in financing activities was $11.4 million. During the three months ended March 31, 2016, we borrowed $150.0 million under the Revolver, repaid $135.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $2.0 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, used $140.0 million to redeem all of our Series A Preferred Shares, paid $0.9 million in deferred financing fees and paid $31.1 million in distributions and had other financing activities of $0.1 million.
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

For the three months ended March 31, 2017, we invested $21.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $60.0 million to $80.0 million in capital investments for our hotels through the remainder of 2017, including approximately $22.5 million in the Revere Hotel Boston Common renovation and $16.0 million in The Tuscan Fisherman's Wharf renovation. We completed the $12.0 million renovation of the Hotel Palomar Los Angeles - Beverly Hills during this quarter.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$106,003	$31,353	$74,650	$—	$—
Term loans (2)	758,028	22,152	343,888	216,517	175,471
Unsecured notes (1)	138,027	4,859	9,717	9,730	113,721
Borrowings under credit facility (3)	212,605	4,795	207,810	—	—
Hotel and ground leases (4)	759,921	7,201	14,707	14,853	723,160
Capital lease obligation	36,541	144	616	688	35,093
Membership initiation deposits (5)	32,037	338	—	—	31,699
Purchase commitments (6)	8,212	8,212	—	—	—
Corporate office lease	3,468	380	792	836	1,460
Total	$2,054,842	$79,434	$652,180	$242,624	$1,080,604
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the term loans. At March 31, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. Interest expense on the $75.0 million that is subject to floating interest rates is calculated based on the interest rate as of March 31, 2017.

(3)
Amounts include principal and interest. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2017. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements.
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
As of March 31, 2017, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on our leverage ratio at March 31, 2017.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million of the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.36% and 3.11%, respectively, based on the Company’s leverage ratio at March 31, 2017.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2017, there was $2.1 million in unrealized gain recorded in accumulated other comprehensive income. For the three months ended March 31, 2017 and 2016, we recognized $0.1 million gain and $1.8 million loss, respectively, in other expense for ineffectiveness related to our interest rate swaps.
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

As of March 31, 2017, $279.0 million of the Company's aggregate indebtedness (26.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.3 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 - January 31, 2017	23,813	$29.75	—	$—
February 1, 2017 - February 28, 2017	4,838	$29.64	—	$—
March 1, 2017 - March 31, 2017	2,182,039	$28.21	2,121,232	$59,900,000
Total	2,210,690	$28.23	2,121,232	$90,100,000
_____________________________
(1) Amounts in this column include an aggregate of 89,458 common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
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

PEBBLEBROOK HOTEL TRUST

Date:	April 27, 2017	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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