Form 10-Q
period 2017-06-30
Pebblebrook Hotel Trust
filed 2017-07-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2017
Common shares of beneficial interest ($0.01 par value per share)	68,953,346

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,478,043	$2,672,654
Ground lease asset, net	29,332	29,627
Cash and cash equivalents	14,337	33,410
Restricted cash	6,705	7,419
Hotel receivables (net of allowance for doubtful accounts of $540 and $494, respectively)	34,821	27,687
Prepaid expenses and other assets	40,461	38,462
Total assets	$2,603,699	$2,809,259
LIABILITIES AND EQUITY
Senior unsecured revolving credit facilities	$43,000	$82,000
Term loans, net of unamortized deferred financing costs	672,174	671,793
Senior unsecured notes, net of unamortized deferred financing costs	99,495	99,460
Mortgage debt, net of unamortized loan premiums and deferred financing costs	71,584	142,998
Accounts payable and accrued expenses	149,809	149,283
Advance deposits	19,750	19,110
Accrued interest	1,928	2,284
Distribution payable	31,508	33,215
Total liabilities	1,089,248	1,200,143
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at June 30, 2017 and at December 31, 2016), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2017 and December 31, 2016.	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,816,375 issued and outstanding at June 30, 2017 and 71,922,904 issued and outstanding at December 31, 2016	688	719
Additional paid-in capital	1,683,647	1,776,404
Accumulated other comprehensive income (loss)	(1,501)	(2,312)
Distributions in excess of retained earnings	(172,590)	(169,227)
Total shareholders’ equity	1,510,344	1,605,684
Non-controlling interests	4,107	3,432
Total equity	1,514,451	1,609,116
Total liabilities and equity	$2,603,699	$2,809,259
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Revenues:
Room	$142,522	$148,450	$268,092	$279,854
Food and beverage	48,387	49,673	92,019	100,369
Other operating	14,808	14,149	27,784	28,294
Total revenues	205,717	212,272	387,895	408,517
Expenses:
Hotel operating expenses:
Room	34,640	34,094	67,623	66,319
Food and beverage	32,202	32,532	61,490	66,569
Other direct and indirect	54,281	55,679	106,449	111,327
Total hotel operating expenses	121,123	122,305	235,562	244,215
Depreciation and amortization	25,950	25,859	52,246	50,920
Real estate taxes, personal property taxes, property insurance, and ground rent	12,038	12,428	25,750	24,893
General and administrative	6,427	6,355	12,578	13,157
Impairment loss	—	—	1,049	—
Total operating expenses	165,538	166,947	327,185	333,185
Operating income (loss)	40,179	45,325	60,710	75,332
Interest income	96	620	96	1,245
Interest expense	(9,705)	(11,432)	(19,046)	(22,233)
Other	(64)	(101)	—	(1,872)
Gain on sale of hotel properties	14,587	40,326	14,587	40,326
Equity in earnings (loss) of joint venture	—	1,682	—	(3,233)
Income (loss) before income taxes	45,093	76,420	56,347	89,565
Income tax (expense) benefit	(1,423)	(1,982)	1,412	1,510
Net income (loss)	43,670	74,438	57,759	91,075
Net income (loss) attributable to non-controlling interests	158	248	213	306
Net income (loss) attributable to the Company	43,512	74,190	57,546	90,769
Distributions to preferred shareholders	(4,024)	(4,241)	(8,047)	(10,085)
Issuance costs of redeemed preferred shares	—	—	—	(4,169)
Net income (loss) attributable to common shareholders	$39,488	$69,949	$49,499	$76,515
Net income (loss) per share available to common shareholders, basic	$0.57	$0.97	$0.70	$1.06
Net income (loss) per share available to common shareholders, diluted	$0.57	$0.96	$0.70	$1.05
Weighted-average number of common shares, basic	69,168,788	71,922,904	70,383,149	71,879,859
Weighted-average number of common shares, diluted	69,468,354	72,319,784	70,706,802	72,373,376

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Comprehensive Income:
Net income (loss)	$43,670	$74,438	$57,759	$91,075
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(1,293)	(4,635)	811	(16,119)
Comprehensive income (loss)	42,377	69,803	58,570	74,956
Comprehensive income (loss) attributable to non-controlling interests	154	234	216	254
Comprehensive income (loss) attributable to the Company	$42,223	$69,569	$58,354	$74,702
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,919	—	—	120,969	—	120,969
Redemption of preferred shares	(5,600,000)	(56)	—	—	(135,800)	—	(4,169)	(140,025)	—	(140,025)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	3,346	—	—	3,349	552	3,901
Distributions on common shares/units	—	—	—	—	—	—	(55,346)	(55,346)	(179)	(55,525)
Distributions on preferred shares	—	—	—	—	—	—	(10,085)	(10,085)	(9)	(10,094)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(16,119)	—	(16,119)	—	(16,119)
Net income (loss)	—	—	—	—	—	—	90,769	90,769	306	91,075
Balance at June 30, 2016	13,400,000	$134	71,922,904	$719	$1,854,623	$(20,869)	$(84,596)	$1,750,011	$3,115	$1,753,126

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,331,478)	(33)	(95,830)	—	—	(95,863)	—	(95,863)
Share-based compensation	—	—	208,238	1	2,633	—	—	2,634	552	3,186
Distributions on common shares/units	—	—	—	—	—	—	(52,862)	(52,862)	(180)	(53,042)
Distributions on preferred shares	—	—	—	—	—	—	(8,047)	(8,047)	(16)	(8,063)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	811	—	811	—	811
Net income (loss)	—	—	—	—	—	—	57,546	57,546	213	57,759
Balance at June 30, 2017	10,000,000	$100	68,816,375	$688	$1,683,647	$(1,501)	$(172,590)	$1,510,344	$4,107	$1,514,451
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the six months ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$57,759	$91,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	52,246	50,920
Share-based compensation	3,186	3,901
(Gain) loss on derivative instruments	—	1,872
Amortization of deferred financing costs and mortgage loan premiums	704	260
Gain on sale of hotel properties	(14,587)	(40,326)
Impairment loss	1,049	—
Non-cash ground rent	1,467	1,277
Equity in (earnings) loss from joint venture	—	4,424
Other	1,438	1,263
Changes in assets and liabilities:
Restricted cash, net	1,411	734
Hotel receivables	(7,180)	(4,944)
Prepaid expenses and other assets	(3,891)	2,676
Accounts payable and accrued expenses	671	1,987
Advance deposits	640	2,000
Net cash provided by (used in) operating activities	94,913	117,119
Investing activities:
Improvements and additions to hotel properties	(47,364)	(60,117)
Deposit on hotel properties	—	3,000
Proceeds from sale of hotel properties	203,189	107,565
Purchase of corporate office equipment, software, and furniture	(10)	(44)
Restricted cash, net	(697)	831
Net cash provided by (used in) investing activities	155,118	51,235
Financing activities:
Gross proceeds from issuance of preferred shares	—	125,000
Payment of offering costs — common and preferred shares	(62)	(4,055)
Payment of deferred financing costs	(85)	(950)
Contributions from non-controlling interest	106	—
Borrowings under senior revolving credit facilities	194,922	254,000
Repayments under senior revolving credit facilities	(233,922)	(389,000)
Proceeds from term loans	—	150,000
Repayments of mortgage debt	(71,170)	(88,939)
Repurchase of common shares	(95,862)	(2,496)
Redemption of preferred shares	—	(140,000)
Distributions — common shares/units	(54,747)	(50,376)
Distributions — preferred shares	(8,047)	(11,934)
Proceeds from membership deposits	264	847
Repayments of membership deposits	(501)	(489)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Net cash provided by (used in) financing activities	(269,104)	(158,392)
Net change in cash and cash equivalents	(19,073)	9,962
Cash and cash equivalents, beginning of year	33,410	26,345
Cash and cash equivalents, end of period	$14,337	$36,307
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
As of June 30, 2017, the Company owned 28 hotels with a total of 6,970 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2017, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Hotel renovations and replacements of assets that improve or extend the life of the asset are recorded at cost and depreciated over their estimated useful lives. Assets under capital leases are recorded at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues, the pattern of revenue recognition is not expected to change significantly. Additionally, the Company has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The

Company does not expect adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. The Company is the lessee on ground leases and an office lease and expects to record right of use assets and lease liabilities for these leases under the new standard. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017, including interim periods within those years and should be applied retroactively. Early adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in most of the Company's property acquisitions qualifying as asset acquisitions, which will permit capitalization of acquisition costs. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.
In May 2017, the FASB issued ASU No. 2017-09,  Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This standard is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial position or results of operations.

Note 3. Acquisition and Disposition of Hotel Properties

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

On June 20, 2017, the Company sold the Dumont NYC for $118.0 million and recognized an immaterial gain on sale. In March 2017, the Company recognized an impairment loss of $1.0 million related to this hotel property when the property was designated as held for sale. The impairment loss was determined using level 2 inputs (third-party offer price less estimated costs to sell) under authoritative guidance for fair value measurements. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

On June 23, 2017, the Company sold the parking garage at the Revere Hotel Boston Common for $95.0 million. The Company recognized a gain of $13.9 million related to the sale of this parking garage. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

For the three and six months ended June 30, 2017, the Company's consolidated statements of operations included operating income of $2.8 million and $4.2 million, respectively, related to the Dumont NYC and the parking garage at the Revere Hotel Boston Common. For the three and six months ended June 30, 2016, the Company's consolidated statements of operations included operating income of $1.5 million and $2.8 million, respectively, related to the parking garage at the Revere Hotel Boston Common.

The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$448,401	$503,571
Buildings and improvements	2,185,028	2,287,104
Furniture, fixtures and equipment	239,262	231,211
Construction in progress	10,627	9,253
Investment in hotel properties	$2,883,318	$3,031,139
Less: Accumulated depreciation	(405,275)	(358,485)
Investment in hotel properties, net	$2,478,043	$2,672,654
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The Company accounted for this investment using the equity method. On October 19, 2016, the Company liquidated its interest in the joint venture and became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. For the three and six months ended June 30, 2016, the Company had $1.7 million and $(3.2) million, respectively, in equity in earnings (loss) from the joint venture.
Note 6. Debt
Senior Unsecured Revolving Credit Facilities
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
As of June 30, 2017 and December 31, 2016, the Company had $43.0 million and $82.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of June 30, 2017, the Company had $407.0 million borrowing capacity remaining under the revolving credit facility. As of June 30, 2017, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2017, the Company incurred unused commitment fees of $0.1 million and $0.4 million, respectively. For the three and six months ended June 30, 2016, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively.
On May 17, 2017, PHL entered into a $10.0 million unsecured revolving credit facility ("PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. The PHL Credit Facility matures in May 2018. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company's leverage ratio. The PHL Credit

Facility is subject to debt covenants substantially similar to the covenants under the Company's amended and restated credit agreement. Additionally, PHL is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the PHL Credit Facility.
As of June 30, 2017 and December 31, 2016, PHL had no borrowings under its revolving credit facility. As of June 30, 2017, the Company had $10.0 million borrowing capacity remaining under the PHL Credit Facility.
Unsecured Term Loan Facilities
As of June 30, 2017, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of June 30, 2017, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of June 30, 2017, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of June 30, 2017 and December 31, 2016, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the amended and restated credit agreement. As of June 30, 2017, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the term loan facility. As of June 30, 2017, the Company was in compliance with all such debt covenants.
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
As of June 30, 2017, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at June 30, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at June 30, 2017. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.

The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.21%, based on the Company’s leverage ratio at June 30, 2017.
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
As of June 30, 2017, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $1.3 million and $2.5 million, respectively, in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2017, there was $(1.3) million and $0.8 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the three and six months ended June 30, 2016, there was $(4.6) million and $(16.1) million unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the three and six months ended June 30, 2017, the Company recorded a gain (loss) of $(0.1) million and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and six months ended June 30, 2016, the Company recorded a gain (loss) of $(0.1) million and $(1.9) million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and six months ended June 30, 2017, the Company reclassified $0.7 million and $1.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and six months ended June 30, 2016, the Company reclassified $1.6 million and $3.2 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $2.5 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
On March 1, 2017, the Company repaid the $44.1 million mortgage loan on the Sofitel Philadelphia, without penalty, using proceeds from the senior unsecured revolving credit facility.
On June 1, 2017 , the Company repaid the $25.5 million mortgage loan on the Hotel Zelos San Francisco, without penalty, using proceeds from the senior unsecured revolving credit facility.
Debt Summary
Debt as of June 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2019	$43,000	$82,000
PHL unsecured revolving credit facility	Floating (2)	May 2018	—	—
Total revolving credit facilities			$43,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2020	300,000	300,000
Second Term Loan	Floating (3)	April 2022	175,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,826)	(3,207)
Total term loans			$672,174	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(505)	(540)
Total senior unsecured notes			$99,495	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	71,720	72,852
Mortgage loans at stated value			71,720	142,890
Mortgage loan premiums and deferred financing costs (4)			(136)	108
Total mortgage loans			$71,584	$142,998
Total debt			$886,253	$996,251

________________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin. The Company has two six-month extension options.
(2) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At June 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(4) Loan premium on assumed mortgage loan recorded in purchase accounting for the Hotel Zelos San Francisco.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of June 30, 2017 and December 31, 2016 was $170.8 million and $242.9 million, respectively.

The Company was in compliance with all debt covenants as of June 30, 2017.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of June 30, 2017, the Company repurchased 3,242,020 common shares for an aggregate purchase price of $93.3 million, or an average of approximately $28.77 per share, under this program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of June 30, 2017, $56.7 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2017	March 31, 2017	April 17, 2017
$0.38	June 30, 2017	June 30, 2017	July 17, 2017
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of June 30, 2017 and December 31, 2016 , the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2017:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2017	March 31, 2017	April 17, 2017
6.50% Series C	$0.41	June 30, 2017	June 30, 2017	July 17, 2017
6.375% Series D	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series D	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
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
As of June 30, 2017 and December 31, 2016, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at June 30, 2017, 100,222 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2017, there were 1,283,293 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	135,891	$30.82
Granted	58,839	$29.64
Vested	(57,559)	$31.50
Forfeited	(200)	$26.97
Unvested at June 30, 2017	136,971	$30.03
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and six months ended June 30, 2016, the Company recognized approximately $0.4 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statement of operations. As of June 30, 2017, there was $3.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2017, there was approximately $8.4 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the three and six months ended June 30, 2017, the Company recognized $1.3 million and $1.7 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2016, the Company recognized $1.3 million and $2.5 million, respectively, in expense related to these awards.
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
As of June 30, 2017, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2017, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of June 30, 2017, of the 236,351 units outstanding, 100,222 LTIP units have vested.
For the three and six months ended June 30, 2017, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these units. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these units. As of June 30, 2017, there was $2.7 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended June 30, 2017 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2017 and December 31, 2016, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2013 and 2012, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$39,488	$69,949	$49,499	$76,515
Less: dividends paid on unvested share-based compensation	(104)	(120)	(207)	(241)
Undistributed earnings attributable to share-based compensation	(52)	(185)	—	(92)
Net income (loss) available to common shareholders	$39,332	$69,644	$49,292	$76,182
Denominator:
Weighted-average number of common shares — basic	69,168,788	71,922,904	70,383,149	71,879,859
Effect of dilutive share-based compensation	299,566	396,880	323,653	493,517
Weighted-average number of common shares — diluted	69,468,354	72,319,784	70,706,802	72,373,376

Net income (loss) per share available to common shareholders — basic	$0.57	$0.97	$0.70	$1.06
Net income (loss) per share available to common shareholders — diluted	$0.57	$0.96	$0.70	$1.05
For the three and six months ended June 30, 2017, 17,758 and 18,394 , respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 117,201 and 117,201 unvested shares and awards excluded from diluted weighted-average common shares for the three and six months ended June 30, 2016, respectively, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.1 million and $11.5 million for the three and six months ended June 30, 2017, respectively, and $6.1 million and $11.7 million for the three and six months ended June 30, 2016, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash

At June 30, 2017 and December 31, 2016, the Company had $6.7 million and $7.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zelos San Francisco is subject to a long-term hotel lease for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay the greater of a fixed rent or percentage rent. The fixed rent increases annually by at least 2% and at most the lesser of (i) the increase in the consumer price index ("CPI") and (ii) 4%. Percentage rent is based on gross hotel and gross food and beverage revenues in excess of certain thresholds (adjusted for CPI increases), as defined in the lease agreement.

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

The Hotel Zeppelin San Francisco (formerly Prescott Hotel) is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 196 guest rooms at the property. The hotel lease expires in 2059, with a one-time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease was determined to be a capital lease.

The Hotel Palomar Los Angeles - Beverly Hills is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2107, including 19 five-year extension options. The hotel is required to pay annual base rent of approximately $3.8 million through January 2021 and the base rent will be adjusted for CPI increases at each five-year extension.

The Union Station Hotel Nashville, Autograph Collection is subject to a long-term ground lease agreement on the land underlying the hotel. The ground lease expires in 2105. The hotel is required to pay the greater of annual base rent of $0.1 million or annual real property taxes.

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.4 million and $6.6 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $5.9 million for the three and six months ended June 30, 2016, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2017	2016
	(in thousands)
Interest paid, net of capitalized interest	$17,871	$21,671
Interest capitalized	$—	$492
Income taxes paid	$540	$357
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$28,066	$29,467
Distributions payable on preferred shares	$3,442	$3,701
Issuance of common shares for Board of Trustees compensation	$503	$606
Accrued additions and improvements to hotel properties	$514	$2,988
Write-off of deferred financing costs	$776	$550

Note 13. Subsequent Events

On July 27, 2017, the Company announced that the Board of Trustees authorized a new share repurchase program of up to$100.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon the completion of the Company's $150.0 million share repurchase program, under which approximately $56.7 million of common shares remains available for repurchase as of July 27, 2017.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Overview

Although many economic conditions signal strength in the market, the U.S. lodging industry is expected to continue to generate moderate revenue growth for the remainder of 2017. Significant headwinds continue to impair demand growth, particularly in major urban markets, including the strength of the U.S. dollar, softer international inbound travel and tepid growth in business travel. In addition, supply growth is increasing, on average, in many of the larger urban markets such as

New York, Boston, Los Angeles, Miami, Nashville, Portland and Washington, D.C. As a result, we expect that the urban markets will continue to underperform the U.S. lodging industry’s modest RevPAR growth in 2017.
We remain encouraged with the opportunities in our portfolio to gain market share and improve operating performance at our recently renovated and redeveloped hotels. In the first half of 2017, we have completed three significant, comprehensive renovations across Hotel Palomar Los Angeles - Beverly Hills, Revere Hotel Boston Common and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio, however, we remain cautious in the short term. Our properties are affected by the increases in supply and the changes in demand currently experienced in markets where our hotels are located. The weak industry fundamentals outlook combined with sluggish business and international travel demand causes us to believe that the urban markets will continue to under perform the U.S. lodging industry in the near-term. For our hotels, during the second quarter of 2017, Same-Property RevPAR decreased 2.4 percent, primarily due to the renovation and expansion of the Moscone Convention Center in San Francisco. However, excluding San Francisco from our portfolio, our Same-Property RevPAR increased 2.0 percent. Moreover, we continue to see success driven by our operators across non-room revenue departments, and in the second quarter of 2017, our Same-Property Total Revenue decreased only 0.2 percent, demonstrating our ability to maintain food and beverage and other revenues in a slower-growth market.
During the six months ended June 30, 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common for sales prices aggregating $213.0 million. We repaid the $44.1 million mortgage loan on the Sofitel Philadelphia and the $25.5 million mortgage loan on the Hotel Zelos San Francisco. We also repurchased 3,242,020 common shares for an aggregate purchase price of $93.3 million, or an average of approximately $28.77 per share, under our existing share repurchase program.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2017 and 2016.

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Same-Property Occupancy	86.9%	87.6%	83.8%	85.5%
Same-Property ADR	$251.08	$255.37	$245.39	$246.86
Same-Property RevPAR	$218.19	$223.63	$205.59	$211.07

The table above includes information from all of the hotels we owned as of June 30, 2017, except for Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2017 and 2016 because it was closed during the first quarter of 2016 for renovation. It also excluded the Dumont NYC for the second quarter of both 2017 and 2016 because we sold this property during the second quarter of 2017. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$43,670	$74,438	$57,759	$91,075
Adjustments:
Depreciation and amortization	25,892	25,800	52,129	50,802
Depreciation and amortization from joint venture	—	2,224	—	4,467
(Gain) loss on sale of hotel properties	(14,587)	(40,326)	(14,587)	(40,326)
Impairment loss	—	—	1,049	—
FFO	$54,975	$62,136	$96,350	$106,018
Distribution to preferred shareholders	(4,024)	(4,241)	(8,047)	(10,085)
Issuance costs of redeemed preferred shares	—	—	—	(4,169)
FFO available to common share and unit holders	$50,951	$57,895	$88,303	$91,764
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and six months ended June 30, 2017 and 2016 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$43,670	$74,438	$57,759	$91,075
Adjustments:
Interest expense	9,705	11,432	19,046	22,233
Interest expense from joint venture	—	2,280	—	4,558
Income tax expense (benefit)	1,423	1,982	(1,412)	(1,510)
Depreciation and amortization	25,950	25,859	52,246	50,920
Depreciation and amortization from joint venture	—	2,224	—	4,467
EBITDA	$80,748	$118,215	$127,639	$171,743
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
Results of Operations
At June 30, 2017 and 2016, we had 28 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2017 and 2016. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended June 30, 2017 and 2016	Non-comparable property for the six months ended June 30, 2017 and 2016
Viceroy Miami		Miami, FL	June 1, 2016	X	X
The Redbury Hollywood		Hollywood, CA	June 1, 2016	X	X
Dumont NYC	(1)	New York, NY	October 19, 2016	X	X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, MD	November 2, 2016	X	X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016. We subsequently sold this property on June 20, 2017.
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016
Revenues — Total hotel revenues decreased by $6.6 million, primarily as a result of the non-comparable properties. We also experienced a decline in revenues at Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) due to its renovation.
Hotel operating expenses — Total hotel operating expenses decreased by $1.2 million, most of which was a result of the non-comparable properties. We also experienced a decline in hotel operating expenses at Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) due to a decrease in revenues as a result of its renovation.
Depreciation and amortization — Depreciation and amortization expense increased by $0.1 million primarily due to the additional depreciation on an increase in assets at the Hotel Palomar Los Angeles - Beverly Hills, Union Station Hotel Nashville, Autograph Collection and Revere Hotel Boston Common as a result of their renovations which was offset by the reduction in depreciation from the non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $0.4 million primarily due to increased real estate tax expenses related to wholly owning the Dumont NYC and increased ground rent expense for the Hotel Zephyr Fisherman's Wharf. This was offset by a successful appeal on the real estate tax assessment of a California property.
Corporate general and administrative — Corporate general and administrative expenses increased by $0.1 million due to an increase in franchise tax expense offset by a reduction in legal expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Interest income — Interest income decreased by $0.5 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $1.7 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting in lower mortgage debt balances during the quarter.
Gain on sale of hotel properties — Gain on sale of hotel properties decreased by $25.7 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.6 million. In 2016, we sold a land parcel adjacent to the Revere Hotel Boston Common, Viceroy Miami and The Redbury Hollywood hotels, resulting in a total gain of $40.3 million.
Equity in earnings (loss) of joint venture — Equity in earnings of joint venture decreased from $1.7 million in 2016 to zero in 2017 as a result of redeeming our interest in the Manhattan Collection joint venture in October 2016.

Income tax (expense) benefit — Income tax expense decreased by $0.6 million due primarily to a decrease in taxable income during the quarter at our TRS compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $0.2 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset in part by the issuance of the Series D Preferred Shares in June 2016.
Other comprehensive income (loss) — Other comprehensive income (loss) decreased by $27.3 million as a result of the decline of net income.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016
Revenues — Total hotel revenues decreased by $20.6 million, of which $4.4 million was contributed by the comparable properties and a net decrease of $16.2 million was contributed by the non-comparable properties. The comparable properties had a net decrease in revenues due to the renovation at the Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). In addition, the San Francisco and Los Angeles properties had declines in revenues due to non-repeat revenues generated in 2016 from the Super Bowl held in San Francisco and the displacement of families from the Porter Ranch neighborhood gas leak in Los Angeles. These were offset by an increase in revenues from the Hotel Monaco Washington DC as a result of the presidential inauguration and Women's March during the first quarter of 2017.
Hotel operating expenses — Total hotel operating expenses decreased by $8.7 million. The comparable properties contributed a net increase of $2.0 million, primarily due to increases in revenues at Hotel Monaco Washington DC and Hotel Zeppelin San Francisco (formerly Prescott Hotel) following their renovations. These increases were offset by a reduction in costs from the renovation at the Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). The net increase of $2.0 million from the comparable properties was offset by a $10.7 million decrease contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $1.3 million primarily due to the additional depreciation from the assets added from the renovations of the Hotel Zeppelin San Francisco (formerly Prescott Hotel), Hotel Palomar Los Angeles - Beverly Hills, and Union Station Hotel Nashville, Autograph Collection, partially offset by a reduction in depreciation from properties sold during 2016.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $0.9 million primarily due to the increased real estate tax expenses related to wholly owning the Dumont NYC and increased ground rent expense for the Hotel Zephyr Fisherman's Wharf which were partially offset by a successful appeal on the real estate tax assessment of a California property.
Corporate general and administrative — Corporate general and administrative expenses decreased by $0.6 million primarily as a result of the decrease in share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment loss — Impairment loss increased by $1.0 million due to the loss recognized on the held for sale Dumont NYC property. There was no such loss during the same period in 2016.
Interest income — Interest income decreased by $1.1 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $3.2 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting from lower mortgage debt balances during the quarter.
Other — Other expense decreased by $1.9 million as a result of the loss for the ineffective portion of our derivative instruments. There was no such ineffectiveness during the current period.
Gain on sale of hotel properties — Gain on sale of hotel properties decreased by $25.7 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.6 million. In 2016, we sold a land parcel adjacent to the Revere Hotel Boston Common, Viceroy Miami and The Redbury Hollywood hotels, resulting in a total gain of $40.3 million.

Equity in earnings (loss) of joint venture — Equity in loss of joint venture decreased by $3.2 million in 2016 to zero in 2017 as a result of redeeming our interest in the Manhattan Collection joint venture in October 2016.
Income tax (expense) benefit — Income tax benefit remained consistent compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $2.0 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset, in part, by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A Preferred Shares which we redeemed in March 2016. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income (loss) decreased by $16.3 million as a result of the change in the fair values of our interest rate swaps and decline in net income.

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

Liquidity and Capital Resources
We expect to meet our short-term liquidity requirements through net cash provided by operations, existing cash balances and, if necessary, short-term borrowings under our senior unsecured revolving credit facilities. We expect our existing cash balances and cash provided by operations will be adequate to fund operating requirements, service debt and fund dividends in accordance with the REIT requirements of the federal income tax laws.
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
Senior Unsecured Revolving Credit Facilities, Unsecured Term Loan Facilities and Senior Unsecured Notes
Our $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility (the "Revolver") and a $300.0 million unsecured term loan (the "First Term Loan"). The Revolver matures in January 2019 with options to extend the maturity date to January 2020 and the First Term Loan matures in January 2020.
As of June 30, 2017, we had $43.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of June 30, 2017, we had $407.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.

Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan. At June 30, 2017, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at June 30, 2017.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at June 30, 2017. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the accordion option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.21%, based on the Company's leverage ratio at June 30, 2017.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.
On May 17, 2017, PHL entered into a $10.0 million unsecured revolving credit facility ("PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. The PHL Credit Facility matures in May 2018. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company's leverage ratio. As of June 30, 2017 and December 31, 2016, PHL had no borrowings under its revolving credit facility.

Debt Summary
Debt as of June 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2019	$43,000	$82,000
PHL unsecured revolving credit facility	Floating(2)	May 2018	—	—
Total revolving credit facilities			$43,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2020	300,000	300,000
Second Term Loan	Floating (3)	April 2022	175,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,826)	(3,207)
Total term loans			$672,174	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(505)	(540)
Total senior unsecured notes			$99,495	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	71,720	72,852
Mortgage loans at stated value			71,720	142,890
Mortgage loan premiums and deferred financing costs (4)			(136)	108
Total mortgage loans			$71,584	$142,998
Total debt			$886,253	$996,251
__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin. We have two six-month extension options.
(2) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin
(3) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At June 30, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
(4) Loan premium on assumed mortgage loan recorded in purchase accounting for the Hotel Zelos San Francisco.
On March 1, 2017, we repaid the $44.1 million mortgage loan on the Sofitel Philadelphia, without penalty, using proceeds from our senior unsecured revolving credit facility.

On June 1, 2017, we repaid the $25.5 million mortgage loan on the Hotel Zelos San Francisco, without penalty, using proceeds from our senior unsecured revolving credit facility.
Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the six months ended June 30, 2017. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and on that date the program was terminated.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2017, we had repurchased 3,242,020 common shares for an aggregate purchase price of $93.3 million, or an average of approximately $28.77 per share, under this program. As of June 30, 2017, $56.7 million of common shares remained available for repurchase under this program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $94.9 million for the six months ended June 30, 2017. Our cash from operations includes the operating activities of the 28 hotels we owned as of June 30, 2017. Our cash provided by operating activities was $117.1 million for the six months ended June 30, 2016 from the operating activities of the 29 hotels we wholly owned hotels.
Cash Provided by Investing Activities. Our cash provided by investing activities was $155.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we invested $47.4 million in improvements to our hotel properties, received $203.2 million in proceeds from the sale of one hotel property and a parking garage and had an increase in restricted cash of $0.7 million. Our cash provided by investing activities was $51.2 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we invested $60.1 million in improvements to our hotel properties, received $107.6 million in proceeds from the sales of two hotel properties and a land parcel adjacent to one of our hotels, received a refund of our deposit of $3.0 million for property under contract for purchase and had a decrease in restricted cash of $0.8 million.
Cash Used in Financing Activities. Our cash used in financing activities was $269.1 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we borrowed $194.9 million under the revolving credit facilities, repaid $233.9 million under the revolving credit facilities, repaid $71.2 million of mortgage debt, repurchased $95.9 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $62.8 million in distributions and paid $0.3 million in other transactions. For the six months ended June 30, 2016, cash used in financing activities was $158.4 million. During the six months ended June 30, 2016, we borrowed $254.0 million under the Revolver, repaid $389.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $88.9 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.9 million of net proceeds from the issuance of 5,000,000 Series D Preferred Shares, used $140.0 million to redeem all of our Series A Preferred Shares, paid $1.0 million in deferred financing fees and paid $62.3 million in distributions.
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
For the six months ended June 30, 2017, we invested $47.4 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $40.0 million to $55.0 million in capital investments for our hotels through the remainder of 2017. We have invested approximately $22.5 million in the Revere Hotel Boston Common renovation and $16.0 million in Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) renovation. We completed the $12.0 million renovation of the Hotel Palomar Los Angeles - Beverly Hills during the first quarter of 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$78,375	$4,966	$73,409	$—	$—
Term loans (2)	751,273	22,103	340,322	388,848	—
Unsecured notes (1)	135,605	4,859	9,730	9,717	111,299
Borrowings under credit facilities (3)	44,706	1,104	43,602	—	—
Hotel and ground leases (4)	758,153	7,259	14,725	14,872	721,297
Capital lease obligation	36,543	216	625	698	35,004
Membership initiation deposits (5)	31,897	338	—	—	31,559
Purchase commitments (6)	5,809	5,809	—	—	—
Corporate office lease	3,375	383	798	842	1,352
Total	$1,845,736	$47,037	$483,211	$414,977	$900,511
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the term loans. At June 30, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. Interest expense on the $75.0 million that is subject to floating interest rates is calculated based on the interest rate as of June 30, 2017.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2017. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements.
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
As of June 30, 2017, we had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.93% through July 13, 2017 and a weighted-average effective interest rate of 3.51% from July 13, 2017 through January 15, 2020, based on our leverage ratio at June 30, 2017.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million of the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.46% and 3.21%, respectively, based on the Company’s leverage ratio at June 30, 2017.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the six months ended June 30, 2017, there was $0.8 million in unrealized gain recorded in accumulated other comprehensive income. For the three and six months ended June 30, 2017, we recorded a gain (loss) of $(0.1) million and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and six months ended June 30, 2016, we recorded a gain (loss) of $(0.1) million and $(1.9) million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps.
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

As of June 30, 2017, $118.0 million of the Company's aggregate indebtedness (13.3% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2017 - April 30, 2017	524,550	$28.85	524,550	—
May 1, 2017 - May 31, 2017	485,938	$30.60	485,938	—
June 1, 2017 - June 30, 2017	110,300	$30.75	110,300	—
Total	1,120,788	$29.80	1,120,788	$56,700,000
_____________________________
(1) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 13 to the accompanying financial statements for more information about the $100.0 million share repurchase program.

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

PEBBLEBROOK HOTEL TRUST

Date:	July 27, 2017	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

†	Filed herewith.

††	Furnished herewith.

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