Form 10-Q
period 2017-09-30
Pebblebrook Hotel Trust
filed 2017-10-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2017
Common shares of beneficial interest ($0.01 par value per share)	68,949,530

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,464,186	$2,672,654
Ground lease asset, net	29,185	29,627
Cash and cash equivalents	14,185	33,410
Restricted cash	6,473	7,419
Hotel receivables (net of allowance for doubtful accounts of $356 and $494, respectively)	35,757	27,687
Prepaid expenses and other assets	43,902	38,462
Total assets	$2,593,688	$2,809,259
LIABILITIES AND EQUITY
Unsecured revolving credit facilities	$30,000	$82,000
Term loans, net of unamortized deferred financing costs	672,391	671,793
Senior unsecured notes, net of unamortized deferred financing costs	99,513	99,460
Mortgage debt, net of unamortized loan premiums and deferred financing costs	71,027	142,998
Accounts payable and accrued expenses	150,100	149,283
Advance deposits	20,045	19,110
Accrued interest	3,250	2,284
Distribution payable	31,711	33,215
Total liabilities	1,078,037	1,200,143
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at September 30, 2017 and at December 31, 2016), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,812,575 issued and outstanding at September 30, 2017 and 71,922,904 issued and outstanding at December 31, 2016	688	719
Additional paid-in capital	1,683,785	1,776,404
Accumulated other comprehensive income (loss)	(768)	(2,312)
Distributions in excess of retained earnings	(172,576)	(169,227)
Total shareholders’ equity	1,511,229	1,605,684
Non-controlling interests	4,422	3,432
Total equity	1,515,651	1,609,116
Total liabilities and equity	$2,593,688	$2,809,259
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues:
Room	$144,770	$152,693	$412,862	$432,547
Food and beverage	42,839	42,564	134,858	142,933
Other operating	14,184	13,706	41,968	42,000
Total revenues	201,793	208,963	589,688	617,480
Expenses:
Hotel operating expenses:
Room	34,453	34,541	102,076	100,860
Food and beverage	29,913	28,917	91,403	95,486
Other direct and indirect	52,504	53,468	158,953	164,795
Total hotel operating expenses	116,870	116,926	352,432	361,141
Depreciation and amortization	25,210	25,407	77,456	76,327
Real estate taxes, personal property taxes, property insurance, and ground rent	11,345	12,360	37,095	37,253
General and administrative	4,467	6,779	17,045	19,936
Impairment and other losses	3,191	12,148	4,240	12,148
Total operating expenses	161,083	173,620	488,268	506,805
Operating income (loss)	40,710	35,343	101,420	110,675
Interest income	1	627	97	1,872
Interest expense	(8,969)	(10,257)	(28,015)	(32,490)
Other	132	1,548	132	(324)
Gain on sale of hotel properties	290	—	14,877	40,326
Equity in earnings (loss) of joint venture	—	(61,268)	—	(64,501)
Income (loss) before income taxes	32,164	(34,007)	88,511	55,558
Income tax (expense) benefit	(1,593)	(1,528)	(181)	(18)
Net income (loss)	30,571	(35,535)	88,330	55,540
Net income (loss) attributable to non-controlling interests	128	(112)	341	194
Net income (loss) attributable to the Company	30,443	(35,423)	87,989	55,346
Distributions to preferred shareholders	(4,023)	(5,553)	(12,070)	(15,638)
Issuance costs of redeemed preferred shares	—	(2,921)	—	(7,090)
Net income (loss) attributable to common shareholders	$26,420	$(43,897)	$75,919	$32,618
Net income (loss) per share available to common shareholders, basic	$0.38	$(0.61)	$1.08	$0.45
Net income (loss) per share available to common shareholders, diluted	$0.38	$(0.61)	$1.08	$0.45
Weighted-average number of common shares, basic	68,814,805	71,922,904	69,854,618	71,894,313
Weighted-average number of common shares, diluted	69,202,920	71,922,904	70,228,074	72,376,349

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Comprehensive Income:
Net income (loss)	$30,571	$(35,535)	$88,330	$55,540
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	733	3,007	1,544	(13,112)
Comprehensive income (loss)	31,304	(32,528)	89,874	42,428
Comprehensive income (loss) attributable to non-controlling interests	131	(102)	346	151
Comprehensive income (loss) attributable to the Company	$31,173	$(32,426)	$89,528	$42,277
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)
(Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,771	—	—	120,821	—	120,821
Redemption of preferred shares	(9,000,000)	(90)	—	—	(217,870)	—	(7,090)	(225,050)	—	(225,050)
Issuance of common shares for Board of Trustees compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	5,354	—	—	5,357	828	6,185
Distributions on common shares/units	—	—	—	—	—	—	(82,877)	(82,877)	(269)	(83,146)
Distributions on preferred shares	—	—	—	—	—	—	(15,638)	(15,638)	(9)	(15,647)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(13,112)	—	(13,112)	—	(13,112)
Net income (loss)	—	—	—	—	—	—	55,346	55,346	194	55,540
Balance at September 30, 2016	10,000,000	$100	71,922,904	$719	$1,774,413	$(17,862)	$(156,024)	$1,601,346	$3,189	$1,604,535

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,335,278)	(33)	(95,948)	—	—	(95,981)	—	(95,981)
Share-based compensation	—	—	208,238	1	2,889	—	—	2,890	827	3,717
Distributions on common shares/units	—	—	—	—	—	—	(79,268)	(79,268)	(269)	(79,537)
Distributions on preferred shares	—	—	—	—	—	—	(12,070)	(12,070)	(15)	(12,085)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,544	—	1,544	—	1,544
Net income (loss)	—	—	—	—	—	—	87,989	87,989	341	88,330
Balance at September 30, 2017	10,000,000	$100	68,812,575	$688	$1,683,785	$(768)	$(172,576)	$1,511,229	$4,422	$1,515,651
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)

	For the nine months ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$88,330	$55,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	77,456	76,327
Share-based compensation	3,717	6,185
(Gain) loss on derivative instruments	(132)	324
Amortization of deferred financing costs and mortgage loan premiums	1,200	694
Gain on sale of hotel properties	(14,877)	(40,326)
Impairment and other losses	3,849	12,148
Non-cash ground rent	2,200	2,019
Equity in (earnings) loss from joint venture	—	65,706
Other	1,861	1,799
Changes in assets and liabilities:
Restricted cash, net	1,412	733
Hotel receivables	(7,932)	(7,203)
Prepaid expenses and other assets	(2,963)	(1,311)
Accounts payable and accrued expenses	(2,563)	10,545
Advance deposits	935	2,427
Net cash provided by (used in) operating activities	152,493	185,607
Investing activities:
Improvements and additions to hotel properties	(63,545)	(88,815)
Deposit received on hotel properties	2,000	3,000
Deposit for joint venture redemption	—	(10,000)
Proceeds from sale of hotel properties	203,479	107,565
Purchase of corporate office equipment, software, and furniture	(39)	(46)
Restricted cash, net	(466)	1,135
Net cash provided by (used in) investing activities	141,429	12,839
Financing activities:
Gross proceeds from issuance of preferred shares	—	125,000
Payment of offering costs — common and preferred shares	(62)	(4,176)
Payment of deferred financing costs	(145)	(993)
Contributions from non-controlling interest	106	—
Borrowings under senior revolving credit facilities	220,502	364,000
Repayments under senior revolving credit facilities	(272,502)	(399,000)
Proceeds from term loans	—	150,000
Repayments of mortgage debt	(71,737)	(90,447)
Repurchase of common shares	(95,981)	(2,496)
Redemption of preferred shares	—	(225,050)
Distributions — common shares/units	(81,039)	(77,849)
Distributions — preferred shares	(12,070)	(17,746)
Proceeds from refundable membership deposits	402	1,145

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands) (Unaudited)

Repayments of refundable membership deposits	(621)	(553)
Net cash provided by (used in) financing activities	(313,147)	(178,165)
Net change in cash and cash equivalents	(19,225)	20,281
Cash and cash equivalents, beginning of year	33,410	26,345
Cash and cash equivalents, end of period	$14,185	$46,626
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
As of September 30, 2017, the Company owned 28 hotels with a total of 6,970 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2017, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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

Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary amenities. Revenue is recognized when rooms are occupied and services have been rendered. For retail operations, revenue is recognized on a straight-line basis over the lives of the retail leases. The Company recognizes revenue related to membership initiation fees and deposits over the expected life of an active membership. For membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized within other operating revenues on the consolidated statements of operations over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method using the Company's incremental borrowing rate. The accretion is included in interest expense.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption beginning January 1, 2017. The Company is finalizing its evaluation of each of its revenue streams under the new model and because of the short-term, day-to-day nature of the Company’s hotel revenues, the pattern of revenue recognition is not expected to change significantly. Additionally, the Company has historically disposed of hotel properties for cash sales with no contingencies and no future involvement in the hotel operations, and therefore, ASU No. 2014-09 will not impact the recognition of hotel sales. The Company expects to use the modified retrospective method for adoption. The Company has substantially completed its analysis and does not expect adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
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
In August 2016, the FASB issued ASU-2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017, but earlier adoption is permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more of the Company's property acquisitions qualifying as asset acquisitions, which will permit capitalization of acquisition costs. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.
In May 2017, the FASB issued ASU No. 2017-09,  Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This standard is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its financial position or results of operations.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company is currently evaluating the effect that the adoption of this ASU will have on its consolidated financial statements.

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

For the three and nine months ended September 30, 2017, the Company's consolidated statements of operations included operating income of zero and $4.2 million, respectively, related to the Dumont NYC and the parking garage at the Revere Hotel Boston Common. For the three and nine months ended September 30, 2016, the Company's consolidated statements of operations included operating income of $1.3 million and $4.2 million, respectively, related to the parking garage at the Revere Hotel Boston Common.

The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$448,401	$503,571
Buildings and improvements	2,191,449	2,287,104
Furniture, fixtures and equipment	240,674	231,211
Construction in progress	10,841	9,253
Investment in hotel properties	$2,891,365	$3,031,139
Less: Accumulated depreciation	(427,179)	(358,485)
Investment in hotel properties, net	$2,464,186	$2,672,654

On September 10, 2017, Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables) ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") located in Naples, Florida were impacted by the effects of Hurricane Irma. Hotel Colonnade did not suffer any material damage and remains open. LaPlaya was closed in anticipation of the storm and remains closed as a result of the damage sustained from Hurricane Irma. The Company expects LaPlaya to re-open in stages beginning in the fourth quarter of 2017.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles.  As of September 30, 2017, the Company recognized an impairment for the damage to LaPlaya and a corresponding insurance receivable for the anticipated insurance recovery, which resulted in a net impairment loss of $2.8 million. In addition, the Company recorded a loss of $0.4 million related to closure costs. The net impairment loss and closure related costs are recorded in impairment and other losses in the Company’s consolidated statement of operations. The Company expects to incur additional costs related to the cleanup of the property and preparation of the property for reopening which are expected to be recovered through insurance proceeds. The Company is continuing to evaluate the financial impact of Hurricane Irma and its ability to recover, through our insurance policies, any loss due to business interruption or damage to LaPlaya.
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The Company accounted for this investment using the equity method. On October 19, 2016, the Company liquidated its interest in the joint venture and became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. For the three and nine months ended September 30, 2016, the Company had $(61.3) million and $(64.5) million, respectively, in equity in earnings (loss) from the joint venture.

Note 6. Debt
Senior Unsecured Revolving Credit Facilities
The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). The revolving credit facility matures in January 2019 with options to extend the maturity date to January 2020. The First Term Loan matures in January 2020. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement that governs the revolving credit facility and the First Term Loan contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
As of September 30, 2017 and December 31, 2016, the Company had $30.0 million and $82.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of September 30, 2017, the Company had $420.0 million borrowing capacity remaining under the revolving credit facility. As of September 30, 2017, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2017, the Company incurred unused commitment fees of $0.3 million and $0.7 million, respectively. For the three and nine months ended September 30, 2016, the Company incurred unused commitment fees of $0.3 million and $0.7 million, respectively.
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
As of September 30, 2017 and December 31, 2016, PHL had no borrowings under its revolving credit facility. As of September 30, 2017, the Company had $10.0 million borrowing capacity remaining under the PHL Credit Facility.
Unsecured Term Loan Facilities
As of September 30, 2017, the Company had $300.0 million outstanding under the First Term Loan which matures in January 2020. This term loan facility bears interest at a variable rate of LIBOR plus 1.50% to 2.25%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased to up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, the Company exercised its option to increase the borrowing capacity under the Second Term Loan to $175.0 million. As of September 30, 2017, the Company had $175.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its accordion option to increase the borrowing capacity under the Third Term Loan to $200.0 million. As of September 30, 2017, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio.
As of September 30, 2017 and December 31, 2016, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the three unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and First Term Loan. As of September 30, 2017, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $75.0 million on the Second Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the First Term Loan. As of September 30, 2017, the Company was in compliance with all such debt covenants.
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
As of September 30, 2017, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at September 30, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.36% per annum, based on the Company’s leverage ratio at September 30, 2017. The remaining $75.0 million borrowing under the Second Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the Third Term Loan, and, as a result, the Third Term Loan had a weighted-average effective interest rate of 3.11% per annum, based on the Company’s leverage ratio at September 30, 2017.
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
As of September 30, 2017, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $1.5 million and $1.9 million, respectively, in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2017, there was $0.7 million and $1.5 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2016, there was $3.0 million and $(13.1) million unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2017, the Company recorded a gain (loss) of $0.1 million and $0.1 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and nine months ended September 30, 2016, the Company recorded a gain (loss) of $1.5 million and $(0.3) million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and nine months ended September 30, 2017, the Company reclassified $0.8 million and $2.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and nine months ended September 30, 2016, the Company reclassified $1.5 million and $4.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $1.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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

Debt Summary
Debt as of September 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2019	$30,000	$82,000
PHL unsecured revolving credit facility	Floating (2)	May 2018	—	—
Total revolving credit facilities			$30,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2020	300,000	300,000
Second Term Loan	Floating (3)	April 2022	175,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,609)	(3,207)
Total term loans			$672,391	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(487)	(540)
Total senior unsecured notes			$99,513	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	71,153	72,852
Mortgage loans at stated value			71,153	142,890
Mortgage loan premiums and deferred financing costs (4)			(126)	108
Total mortgage loans			$71,027	$142,998
Total debt			$872,931	$996,251

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At September 30, 2017 and December 31, 2016, the Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(4) Loan premium on assumed mortgage loan recorded in purchase accounting for the Hotel Zelos San Francisco.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of September 30, 2017 and December 31, 2016 was $170.4 million and $242.9 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2017.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of September 30, 2017, the Company repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under this program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of September 30, 2017, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, the Company announced that the Board of Trustees authorized a new share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon the completion of the Company's $150.0 million share repurchase program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2017	March 31, 2017	April 17, 2017
$0.38	June 30, 2017	June 30, 2017	July 17, 2017
$0.38	September 30, 2017	September 29, 2017	October 16, 2017
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of September 30, 2017 and December 31, 2016 , the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2017:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2017	March 31, 2017	April 17, 2017
6.50% Series C	$0.41	June 30, 2017	June 30, 2017	July 17, 2017
6.50% Series C	$0.41	September 30, 2017	September 29, 2017	October 16, 2017
6.375% Series D	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series D	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
6.375% Series D	$0.40	September 30, 2017	September 29, 2017	October 16, 2017
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
As of September 30, 2017 and December 31, 2016, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at September 30, 2017, 100,222 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2017, there were 1,283,793 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2016	135,891	$30.82
Granted	58,839	$29.64
Vested	(57,559)	$31.50
Forfeited	(366)	$28.01
Unvested at September 30, 2017	136,805	$30.03
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2017, the Company recognized approximately $0.5 million and $1.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company recognized approximately $0.5 million and $1.3 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statement of operations. As of September 30, 2017, there was $2.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2017, there was approximately $6.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the three and nine months ended September 30, 2017, the Company recognized $(0.2) million and $1.5 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2016, the Company recognized $1.5 million and $4.0 million, respectively, in expense related to these awards.
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
As of September 30, 2017, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2017, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of September 30, 2017, of the 236,351 units outstanding, 100,222 LTIP units have vested.
For the three and nine months ended September 30, 2017, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these units. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these units. As of September 30, 2017, there was $2.4 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.2 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended September 30, 2017 using an estimated combined federal and state statutory tax rate of 38.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2017 and December 31, 2016, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014 and 2013, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$26,420	$(43,897)	$75,919	$32,618
Less: dividends paid on unvested share-based compensation	(104)	(121)	(311)	(362)
Undistributed earnings attributable to share-based compensation	—	—	—	—
Net income (loss) available to common shareholders	$26,316	$(44,018)	$75,608	$32,256
Denominator:
Weighted-average number of common shares — basic	68,814,805	71,922,904	69,854,618	71,894,313
Effect of dilutive share-based compensation	388,115	—	373,456	482,036
Weighted-average number of common shares — diluted	69,202,920	71,922,904	70,228,074	72,376,349

Net income (loss) per share available to common shareholders — basic	$0.38	$(0.61)	$1.08	$0.45
Net income (loss) per share available to common shareholders — diluted	$0.38	$(0.61)	$1.08	$0.45
For the three and nine months ended September 30, 2017, 6,319 and 18,380, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 31,311 and 117,201 unvested shares and awards excluded from diluted weighted-average common shares for the three and nine months ended September 30, 2016, respectively, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $5.9 million and $17.4 million for the three and nine months ended September 30, 2017, respectively, and $6.0 million and $17.7 million for the three and nine months ended September 30, 2016, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash

At September 30, 2017 and December 31, 2016, the Company had $6.5 million and $7.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zelos San Francisco is subject to a long-term hotel lease agreement for the right to use the ground floor lobby area and floors five through nine of the building and underlying land. The hotel lease expires in 2097. The hotel is required to pay the greater of a fixed rent or percentage rent. The fixed rent increases annually by at least 2% and at most the lesser of (i) the increase in the consumer price index ("CPI") and (ii) 4%. Percentage rent is based on gross hotel and gross food and beverage revenues in excess of certain thresholds (adjusted for CPI increases), as defined in the lease agreement.

The Hotel Zephyr Fisherman's Wharf is subject to both a long-term primary ground lease agreement and a secondary sublease agreement. Through 2016, the primary ground lease required the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of room revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total room revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062. The secondary sublease required the hotel to make rental payments based on hotel net income, as defined in the agreement, related to the rooms and retail space in existence prior to the 1998 renovation. The secondary sublease expired in April 2016 at which time the hotel became subject to only the primary ground lease through its maturity in 2062.

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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.5 million and $10.2 million for the three and nine months ended September 30, 2017, respectively, and $3.2 million and $9.1 million for the three and nine months ended September 30, 2016, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Interest paid, net of capitalized interest	$24,690	$30,013
Interest capitalized	$—	$492
Income taxes paid	$594	$369
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$28,269	$29,616
Distributions payable on preferred shares	$3,442	$3,442
Issuance of common shares for Board of Trustees compensation	$503	$606
Accrued additions and improvements to hotel properties	$1,400	$738
Write-off of fully depreciated building, furniture, fixtures and equipment	$10,000	$—
Write-off of deferred financing costs	$776	$550
Note 13. Subsequent Events
On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The $450.0 million revolving credit facility's maturity date was extended to January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The maturity date of the Company's First Term Loan was extended to January 2023.
On October 13, 2017, the Company amended and restated the credit agreement governing the Second Term Loan and entered into a second credit agreement, in effect separating it into two tranches, consisting of a $65.0 million unsecured term loan maturing in April 2022 (the "Second Term Loan") and a $110.0 million unsecured term loan maturing in October 2024 (the "Fourth Term Loan").
As a result of the amendments and restatements of the credit agreements governing the senior unsecured revolving credit facility and the First Term Loan, Second Term Loan and the Third Term Loan, and the entry into the credit agreement governing the Fourth Term Loan, the financial and other covenants of the revolving credit facility and the four term loans are substantially identical. Borrowings under the First Term Loan, Second Term Loan, and Third Term Loan bear interest at LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. Borrowings under the Fourth Term Loan bear interest at LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
The agreement governing the Series A Notes and Series B Notes was also amended to match the financial and other covenants in its amended and restated senior unsecured revolving credit facility. In addition, PHL amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as the Company's senior unsecured revolving credit facility.
The Company did not make any changes to its interest rate swap agreements.

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this and our prior Quarterly Reports on Form 10-Q filed in 2017 and our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Overview

Although many economic conditions signal strength in the market, the U.S. lodging industry is expected to continue to generate moderate revenue growth for the remainder of 2017. Corporate business travel demand remains soft but steady. Leisure travel demand is solid but international inbound travel demand continues to exhibit weakness. In addition, supply has increased, on average, in many of the larger urban markets such as New York, Boston, Los Angeles, Miami, Nashville, Portland and Washington, D.C. As a result, we expect that the urban markets will continue to underperform the U.S. lodging industry’s modest RevPAR growth for the remainder of 2017. Hurricanes Harvey and Irma, along with the wildfires in the Pacific Northwest have disrupted travel throughout the country, however, they are not expected to have a lasting impact on the hotel industry.
In the nine months of 2017, we have completed three significant, comprehensive renovations across Hotel Palomar Los Angeles - Beverly Hills, Revere Hotel Boston Common and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio, however, we remain cautious in the short term. Our properties are affected by the increases in supply and the changes in demand currently experienced in markets where our hotels are located. During the third quarter, our hotels performed better than expectations, even with the negative impact from several natural disasters that occurred during the quarter. Our recently redeveloped hotels, including Union Station Hotel Nashville and Hotel Zeppelin San Francisco, led the portfolio in the third quarter as these hotels continue to ramp up their performance. Our 189-room LaPlaya Beach Resort & Club (“LaPlaya”) property closed starting September 9, 2017 following a mandatory hurricane evacuation order issued by Collier County. We estimate that LaPlaya sustained approximately $12.0 to $15.0 million of wind and water damage from the hurricane including repair, remediation, replacement and clean up work. We maintain property, flood and fire insurance which is subject to a deductible of approximately $2.8 million. We anticipate that areas of the property's lobby, restaurant and public areas, as well as some guestrooms, will become available in late November 2017 as progress is made on restoration work. The full restoration is expected to be completed in the first quarter of 2018.
During the nine months ended September 30, 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common for sales prices aggregating $213.0 million. We repaid the $44.1 million mortgage loan on the Sofitel Philadelphia and the $25.5 million mortgage loan on the Hotel Zelos San Francisco. We also repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under our existing share repurchase program.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2017 and 2016.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016

Same-Property Occupancy	89.5%	89.7%	85.7%	86.9%
Same-Property ADR	$256.56	$264.46	$249.24	$252.83
Same-Property RevPAR	$229.68	$237.15	$213.54	$219.64

The table above includes information from all of the hotels we owned as of September 30, 2017, except for Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2017 and 2016 because it was closed during the first quarter of 2016 for renovation. It also excluded the Dumont NYC for the second and third quarters of both 2017 and 2016, because we sold this property during the second quarter of 2017, and LaPlaya for the third quarter of 2017 and 2016, because it was closed during the third quarter of 2017 due to the impact from Hurricane Irma. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$30,571	$(35,535)	$88,330	$55,540
Adjustments:
Depreciation and amortization	25,155	25,350	77,284	76,152
Depreciation and amortization from joint venture	—	2,233	—	6,700
(Gain) loss on sale of hotel properties	(290)	—	(14,877)	(40,326)
Impairment loss	2,800	12,148	3,849	12,148
Impairment loss from joint venture	—	62,622	—	62,622
FFO	$58,236	$66,818	$154,586	$172,836
Distribution to preferred shareholders	(4,023)	(5,553)	(12,070)	(15,638)
Issuance costs of redeemed preferred shares	—	(2,921)	—	(7,090)
FFO available to common share and unit holders	$54,213	$58,344	$142,516	$150,108
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net income (loss)	$30,571	$(35,535)	$88,330	$55,540
Adjustments:
Interest expense	8,969	10,257	28,015	32,490
Interest expense from joint venture	—	2,301	—	6,859
Income tax expense (benefit)	1,593	1,528	181	18
Depreciation and amortization	25,210	25,407	77,456	76,327
Depreciation and amortization from joint venture	—	2,233	—	6,700
EBITDA	$66,343	$6,191	$193,982	$177,934
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
Results of Operations
At September 30, 2017 and 2016, we had 28 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2017 and 2016. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended September 30, 2017 and 2016	Non-comparable property for the nine months ended September 30, 2017 and 2016
Viceroy Miami		Miami, FL	June 1, 2016		X
The Redbury Hollywood		Hollywood, CA	June 1, 2016		X
Dumont NYC	(1)	New York, NY	October 19, 2016		X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, MD	November 2, 2016	X	X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016. We subsequently sold this property on June 20, 2017.
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016
Revenues — Total hotel revenues decreased by $7.2 million due to the revenue decline at the non-comparable properties of $3.4 million, a decline in revenues at the Revere Hotel Boston Common due to the sale of the parking garage in June 2017, a decline in revenue at Sofitel Philadelphia due to the Democratic National Convention, which occurred in 2016 and a decline in revenue at LaPlaya Beach Resort and LaPlaya Beach Club due to its renovation and closure in September 2017 due to hurricane damage. These declines were offset by increases in revenue at Hotel Monaco Washington DC and Union Station Hotel Nashville, Autograph Collection due to renovations which were ongoing during 2016.
Hotel operating expenses — Total hotel operating expenses decreased $0.1 million which was a result of increases in revenues and expenses at Hotel Monaco Washington DC and Union Station Hotel Nashville, Autograph Collection following the completion of their renovations offset by a decline in expenses of $2.4 million from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $0.2 million primarily due to the reduction in depreciation from the non-comparable properties offset by additional depreciation on an increase in assets as a result of the renovations at the Hotel Palomar Los Angeles - Beverly Hills, Union Station Hotel Nashville, Autograph Collection and Revere Hotel Boston Common.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.0 million primarily due to a lower real estate tax assessment of a California property and a reduction in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable properties. This was offset by increased ground rent expense for the Hotel Zephyr Fisherman's Wharf.
Corporate general and administrative — Corporate general and administrative expenses decreased by $2.3 million due to an decrease in share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $9.0 million. In 2016, we recognized a $12.1 million loss related to the DoubleTree by Hilton Hotel Bethesda -Washington DC and in 2017, we recognized a $3.2 million loss related to the property damage sustained by LaPlaya as a result of Hurricane Irma.
Interest income — Interest income decreased by $0.6 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $1.3 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting in lower mortgage debt balances during the quarter.
Gain on sale of hotel properties — Gain on sale of hotel properties increased by $0.3 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common . The increase in gain during this period is due to adjustments made related to these sales.
Equity in earnings (loss) of joint venture — Equity in earnings (loss) of joint venture decreased from $(61.3) million in 2016 to zero in 2017 as a result of redeeming our interest in the Manhattan Collection joint venture in October 2016.
Income tax (expense) benefit — Income tax expense was comparable to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $1.5 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset in part by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series B Preferred Shares which we redeemed in September 2016. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income (loss) increased by $63.8 million as a result of the increase in net income.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016
Revenues — Total hotel revenues decreased by $27.8 million, of which $6.8 million was contributed by the comparable properties and a net decrease of $21.0 million was contributed by the non-comparable properties. Hotel Zeppelin San Francisco (formerly Prescott Hotel) and Union Station Hotel Nashville, Autograph Collection had increases in occupancy and ADR resulting from ramping up following their renovations in 2016. Additionally, revenues increased at the Hotel Monaco Washington DC as a result of the presidential inauguration and Women's March during the first quarter of 2017. These gains were offset by declines in revenues at Hotel Palomar Los Angeles - Beverly Hills and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) due to their renovations.
Hotel operating expenses — Total hotel operating expenses decreased by $8.7 million. The comparable properties contributed a net increase of $4.4 million, primarily due to increases in revenues and expenses at Hotel Monaco Washington DC and Hotel Zeppelin San Francisco (formerly Prescott Hotel) following their renovations. These increases were offset by a reduction in costs from the renovation at the Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). The net increase of $4.4 million from the comparable properties was offset by a $13.1 million decrease contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $1.1 million primarily due to the additional depreciation from the assets added from the renovations of the Hotel Zeppelin San Francisco (formerly Prescott Hotel), Hotel Palomar Los Angeles - Beverly Hills, and Union Station Hotel Nashville, Autograph Collection, partially offset by a reduction in depreciation from properties sold during 2016.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $0.2 million primarily due to a lower real estate tax assessment of a California property and a reduction in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable properties. This was offset by increased ground rent expense for the Hotel Zephyr Fisherman's Wharf.
Corporate general and administrative — Corporate general and administrative expenses decreased by $2.9 million primarily as a result of the decrease in share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $7.9 million. In 2016, we recognized a $12.1 million loss related to the DoubleTree by Hilton Hotel Bethesda -Washington DC and in 2017, we recognized a $3.2 million loss related to property damage sustained by LaPlaya as a result of Hurricane Irma and an impairment loss of $1.0 million related to the Dumont NYC.
Interest income — Interest income decreased by $1.8 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $4.5 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting in lower mortgage debt balances.
Gain on sale of hotel properties — Gain on sale of hotel properties decreased by $25.4 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.9 million. In 2016, we sold a land parcel adjacent to the Revere Hotel Boston Common, Viceroy Miami and The Redbury Hollywood hotels, resulting in a total gain of $40.3 million.
Equity in earnings (loss) of joint venture — Equity in loss of joint venture decreased from $(64.5) million in 2016 to zero in 2017 as a result of redeeming our interest in the Manhattan Collection joint venture in October 2016.
Income tax (expense) benefit — Income tax expense remained consistent compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $3.6 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset, in part, by the issuance of the Series D Preferred Shares in June 2016.
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A and Series B Preferred Shares which we redeemed in March and September 2016, respectively. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income (loss) increased by $47.4 million as a result of an increase in net income and the change in the fair values of our interest rate swaps.

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
As of September 30, 2017, we had $30.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of September 30, 2017, we had $420.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.0 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan. The First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on the Company's leverage ratio at September 30, 2017.
On April 13, 2015, we entered into a second unsecured term loan facility (the "Second Term Loan"). The Second Term Loan has a $100.0 million capacity, which may be increased up to $200.0 million, subject to lender approval, and matures in April 2022. On January 5, 2016, we exercised the option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate for the entire duration of the Second Term Loan, and, as a result, the Second Term Loan had a weighted-average effective interest rate of 3.36%, based on the Company’s leverage ratio at September 30, 2017. The remaining $75.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.55%, depending on the Company's leverage ratio.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.45% to 2.20%, depending on the Company's leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate for the entire duration of the term loan, resulting in a weighted-average effective interest rate of 3.11%, based on the Company's leverage ratio at September 30, 2017.
On November 12, 2015, we issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, we issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025.
On May 17, 2017, PHL entered into a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. The PHL Credit Facility matures in May 2018. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.55% to 2.30%, depending on the Company's leverage ratio. As of September 30, 2017 and December 31, 2016, PHL had no borrowings under the PHL Credit Facility.
On October 13, 2017, we amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The $450.0 million revolving credit facility's maturity date was extended to January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. Borrowings under the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on its leverage ratio. The maturity date of the Company's First Term Loan was extended to January 2023.
On October 13, 2017, the Company amended and restated the credit agreement governing the Second Term Loan and entered into a second credit agreement, in effect separating it into two tranches, consisting of a $65.0 million unsecured term loan maturing in April 2022 (the "Second Term Loan") and a $110.0 million unsecured term loan maturing in October 2024 (the "Fourth Term Loan").
As a result of the amendments and restatements of the credit agreements governing the senior unsecured revolving credit facility and the First Term Loan, Second Term Loan and the Third Term Loan, and the entry into the credit agreement governing the Fourth Term Loan, the financial and other covenants of the revolving credit facility and the four term loans are substantially identical. Borrowings under the First Term Loan, Second Term Loan, and Third Term Loan bear interest at LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. Borrowings under the Fourth Term Loan bear interest at LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
The agreement governing the Series A Notes and Series B Notes was also amended to match the financial and other covenants in its amended and restated senior unsecured revolving credit facility. In addition, PHL amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as the Company's senior unsecured revolving credit facility.
We did not make any changes to its interest rate swap agreements.

Debt Summary
Debt as of September 30, 2017 and December 31, 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2019	$30,000	$82,000
PHL unsecured revolving credit facility	Floating(2)	May 2018	—	—
Total revolving credit facilities			$30,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2020	300,000	300,000
Second Term Loan	Floating (3)	April 2022	175,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(2,609)	(3,207)
Total term loans			$672,391	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(487)	(540)
Total senior unsecured notes			$99,513	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	71,153	72,852
Mortgage loans at stated value			71,153	142,890
Mortgage loan premiums and deferred financing costs (4)			(126)	108
Total mortgage loans			$71,027	$142,998
Total debt			$872,931	$996,251
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
(3) Borrowings under our term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. We entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. At September 30, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan.
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
Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the nine months ended September 30, 2017. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and on that date the program was terminated.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2017, we had repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under this program. As of September 30, 2017, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, we announced that the Board of Trustees authorized a new share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon the completion of the Company's $150.0 million share repurchase program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $152.5 million for the nine months ended September 30, 2017. Our cash from operations includes the operating activities of the 28 hotels we owned as of September 30, 2017. Our cash provided by operating activities was $185.6 million for the nine months ended September 30, 2016 from the operating activities of the 29 hotels we wholly owned.
Cash Provided by Investing Activities. Our cash provided by investing activities was $141.4 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we invested $63.5 million in improvements to our hotel properties, received a deposit of $2.0 million for a hotel property, received $203.5 million in proceeds from the sale of one hotel property and a parking garage and had an increase in restricted cash of $0.5 million. Our cash provided by investing activities was $12.8 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2016, we invested $88.8 million in improvements to our hotel properties, received $107.6 million in proceeds from the sales of two hotel properties and a land parcel adjacent to one of our hotels, had a net deposit of $7.0 million for a deposit made for the Manhattan Collection joint venture redemption transaction offset by a refund we received for a property under contract and had a decrease in restricted cash of $1.1 million.
Cash Used in Financing Activities. Our cash used in financing activities was $313.1 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we borrowed $220.5 million under the revolving credit facilities, repaid $272.5 million under the revolving credit facilities, repaid $71.7 million of mortgage debt, repurchased $96.0 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $93.1 million in distributions and paid $0.3 million in other transactions. For the nine months ended September 30, 2016, cash used in financing activities was $178.2 million. During the nine months ended September 30, 2016, we borrowed $364.0 million under the Revolver, repaid $399.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $90.4 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.8 million of net proceeds from the issuance of 5,000,000 Series D Preferred Shares, used $225.1 million to redeem all of our Series A and Series B Preferred Shares, paid $1.0 million in deferred financing fees and paid $95.6 million in distributions.

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
For the nine months ended September 30, 2017, we invested $63.5 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $15.0 million to $30.0 million in capital investments for our hotels through the remainder of 2017 not including capital expenditures related to the repair and remediation of LaPlaya damaged in Hurricane Irma. We have invested approximately $22.5 million in the Revere Hotel Boston Common renovation and $17.0 million in Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) renovation. We completed the $12.0 million renovation of the Hotel Palomar Los Angeles - Beverly Hills during the first quarter of 2017.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$77,134	$4,966	$72,168	$—	$—
Term loans (2)	746,192	22,333	337,871	385,988	—
Unsecured notes (1)	135,605	4,859	9,730	9,717	111,299
Borrowings under credit facilities (3)	31,095	847	30,248	—	—
Hotel and ground leases (4)	756,375	7,318	14,743	14,890	719,424
Capital lease obligation	36,542	292	634	707	34,909
Refundable membership initiation deposits (5)	31,919	308	—	—	31,611
Purchase commitments (6)	5,639	5,639	—	—	—
Corporate office lease	3,280	385	803	848	1,244
Total	$1,823,781	$46,947	$466,197	$412,150	$898,487
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for the term loans. At September 30, 2017 and December 31, 2016, we had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. Interest expense on the $75.0 million that is subject to floating interest rates is calculated based on the interest rate as of September 30, 2017.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2017. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Zelos San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-

term hotel lease on Hotel Zeppelin San Francisco (formerly Prescott Hotel) was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles - Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel Nashville, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements.
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
We have interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.41% from July 13, 2017 through January 15, 2020, based on our leverage ratio at September 30, 2017.
We entered into swap agreements to hedge the variable interest rates on the full amounts outstanding on the Second Term Loan and the Third Term Loan, except for $75.0 million of the Second Term Loan. The Second Term Loan and the Third Term Loan had weighted-average effective interest rates of 3.36% and 3.11%, respectively, based on the Company’s leverage ratio at September 30, 2017.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the nine months ended September 30, 2017, there was $1.5 million in unrealized gain recorded in accumulated other comprehensive income. For the three and nine months ended September 30, 2017, we recorded a gain (loss) of $0.1 million and $0.1 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three and nine months ended September 30, 2016, we recorded a gain (loss) of $1.5 million and $(0.3) million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps.
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

As of September 30, 2017, $105.0 million of the Company's aggregate indebtedness (12.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	3,800	$31.40	3,800	—
September 1, 2017 - September 30, 2017	—	$—	—	—
Total	3,800	$31.40	3,800	$56,600,000

_____________________________
(1) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 7 to the accompanying financial statements for more information about the $100.0 million share repurchase program.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 23, 2017	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer