Form 10-K
period 2017-12-31
Pebblebrook Hotel Trust
filed 2018-02-22
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 67,686,966 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $2.2 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2017.
The number of common shares of beneficial interest outstanding as of February 16, 2018 was 68,991,906.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2018) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. Factors that may cause actual results to differ materially from current expectations include, but are not limited to:

•
risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber-attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2017, the Company owned 28 hotels with a total of 6,972 guest rooms.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2017, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), the Company’s taxable REIT subsidiary (“TRS”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Los Angeles, Miami, Minneapolis, Nashville, Naples, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have high barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by high barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.

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

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry over the long-term. However, short-term increases in supply above historical averages in certain markets may temporarily affect these long-term favorable returns. Nationally, new hotel supply growth has increased from its historically low levels and is generally in-line with demand growth. Industry occupancy levels are expected to remain flat. Supply growth has increased, particularly in certain of our markets, however, construction financing is becoming more difficult to obtain. In addition, fundamentals are improving as corporate profits strengthen and employment levels increase. This may improve the ability of our hotels to increase room rates.  We believe that portfolio diversification will allow us to capitalize from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand, as well as mitigate the negative impact from increases in hotel room supply.

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

Financing Strategies

Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes senior unsecured credit facilities, term loans, unsecured notes, mortgage debt secured by our hotel properties or our leasehold interests on our hotel properties subject to ground leases and may include other unsecured debt in the future.

We anticipate using our senior unsecured revolving credit facilities, term loans, senior unsecured notes, common and preferred equity issuances, and mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facilities from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.

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

Competition

We compete for hotel investment opportunities with institutional investors, private equity investors, other REITs and numerous local, regional, national and international owners, including franchisors, in each of our target markets. Some of these entities have substantially greater financial resources than we do and may be able and willing to accept more risk than we can prudently manage. Competition generally may increase the bargaining power of property owners seeking to sell and reduce the number of suitable investment opportunities offered to us or purchased by us.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we currently distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying generally that we must distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) each year. We will be subject to federal income tax on our taxable income at regular corporate rates (at a 35% rate through 2017 and a 21% rate in 2018 and subsequent years) if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.
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

Employees
We currently employ 28 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facilities, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities or other purposes. We have obtained, and we may in the future obtain, one or more forms of interest rate protection - in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT - to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.
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
To qualify for taxation as a REIT, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facilities) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in the financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets-in particular with respect to real estate or lodging industry finance-materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through investments in hotel properties will be limited if we cannot obtain additional financing.
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
On June 23, 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“Brexit”). On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit. Negotiations will determine the future terms of the United Kingdom’s relationship with the European Union, including, among other things, the terms of trade between the United Kingdom and the European Union.
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
The credit agreement that governs our existing senior unsecured revolving credit facilities and unsecured term loan facilities contains financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. This could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
Some of our existing mortgage debt agreements may contain “cash trap” provisions that could limit our ability to make distributions to our shareholders.
Some of our mortgage loan agreements may contain cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders.
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
Our hotel properties have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. Our TRS lessees engage hotel managers pursuant to management contracts and pay the managers fees for managing the hotels. The TRS lessees receive all the operating profit or losses of the hotels. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotels changes daily. As a result, we may have highly volatile earnings.
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
Many of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs that may be incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, however, any occurrence of a cyber-attack could still result in losses at our properties, which could affect our results of operations.  We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party hotel managers are responsible for hiring and maintaining the labor force at each of our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to risks associated with the employment of hotel personnel, particularly at those hotels with unionized labor. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations. In addition, we may be affected by shortages of qualified labor. If our managers are unable to hire qualified labor, our hotel customers may not receive adequate service. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, collective bargaining agreements, negotiated between the hotel managers and labor unions, may limit the ability of the hotel managers to reduce the size of hotel workforces during economic downturns. We do not have the ability to control negotiations between hotel managers and labor unions. In addition, we believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies operating these hotels and reduce the profits we receive. If additional employees at our hotels become unionized, this could have a material adverse effect on our business, financial condition and results of operations.
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
We have obtained Phase I environmental site assessments ("ESAs") on our hotel properties and expect to do so for hotel properties we acquire in the future. ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.
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
We have issued four series of preferred shares, of which we have repurchased two and two remain outstanding and two series of senior unsecured notes. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2017, 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”) and 5,000,000 shares of our 6.375% Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $250.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $16.1 million. Holders of Series C Preferred Shares or Series D Preferred Shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
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
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax for taxable years prior to 2018, on our taxable income at regular corporate rates (at a 35% rate through 2017 and a 21% rate in 2018 and subsequent years), and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares. If, for any reason, we failed to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify which would negatively impact the value of our shares.
Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our shareholders.
To maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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

We may pay taxable dividends partly in shares and partly in cash. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders determine to sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
Our TRS lessees increase our overall tax liability.
Our TRS lessees are subject to federal and state income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses (including management fees) for such hotel properties and rent payments to us. In certain circumstances, the ability of our TRS lessees to deduct interest expense may be limited. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
Our ownership of our TRSs is limited and our transactions with our TRSs will cause us to be subject to a 100 percent penalty tax on certain income or deductions if those transactions are not conducted on arm's-length terms.
A REIT may own up to 100 percent of the stock of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT, including gross operating income from hotel operations pursuant to hotel management contracts. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35 percent of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20 percent of the value of a REIT's assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100 percent excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis.
Our TRSs are subject to applicable federal, foreign, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 20 percent of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the 20 percent limitation discussed above or to avoid application of the 100 percent excise tax discussed above.
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
We believe that our Operating Partnership qualifies to be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership generally is not subject to federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of our Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
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
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act, or TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20 percent of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25 percent of our assets can be represented by debt of "publicly offered REITs" (i.e. REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. The Code provides that temporary investments of new capital in stock or debt instruments for the period of one year beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
If our subsidiary REITs failed to qualify as REITs, we could be subject to higher taxes and could fail to remain qualified as REITs.
Our Operating Partnership owns 100% of the common shares of each of two subsidiary REITs that have elected to be taxed as REITs under the federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If one or both of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to qualify as a REIT, such subsidiary REITs would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
At any time, the federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative and judicial interpretation.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

We lease our headquarters located at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814.

At December 31, 2017, we owned 28 hotels with a total of 6,972 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2017, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
2.	InterContinental Buckhead Atlanta		July 1, 2010	Buckhead, GA	422
3.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, D.C.	183
4.	The Grand Hotel Minneapolis		September 29, 2010	Minneapolis, MN	140
5.	Skamania Lodge		November 3, 2010	Stevenson, WA	258
6.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
7.	Sofitel Philadelphia		December 3, 2010	Philadelphia, PA	306
8.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
9.	The Westin San Diego Gaslamp Quarter	(2)	April 6, 2011	San Diego, CA	450
10.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
11.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
12.	W Boston		June 8, 2011	Boston, MA	238
13.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
14.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
15.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
16.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
17.	Hotel Zelos San Francisco	(3)	October 25, 2012	San Francisco, CA	202
18.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
19.	Hotel Modera		August 28, 2013	Portland, OR	174
20.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
21.	Hotel Zeppelin San Francisco (formerly Prescott Hotel)	(3)	May 22, 2014	San Francisco, CA	196
22.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
23.	Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)		November 12, 2014	Miami, FL	157
24.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
25.	Union Station Hotel Nashville, Autograph Collection	(1)	December 10, 2014	Nashville, TN	125
26.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
27.	LaPlaya Beach Resort and LaPlaya Beach Club		May 21, 2015	Naples, FL	189
28.	Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf)		June 11, 2015	San Francisco, CA	221
	Total number of guest rooms				6,972

	(1) This property is subject to a long-term ground lease.
	(2) This property is subject to mortgage debt at December 31, 2017.
	(3) This property is subject to a long-term hotel lease.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Davidson Hotels and Resorts, Destination Hotels and Resorts, HEI Hotels and Resorts, InterContinental Hotels Group, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, Pyramid Hotel Group, Sage Hospitality Resources, sbe Hotel Group, Sofitel (Accor SA) and Viceroy Hotel Group.

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

•	Terms. The terms of our management agreements range from 5 years to 21 years not including renewals, and 5 years to 52 years including renewals.

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

The Hotel Zephyr Fisherman's Wharf is subject to a long-term primary ground lease agreement that covers all the land underlying the hotel and retail suites of the property. Through 2016, the primary ground lease required us to make base rental payments and percentage rental payments based on a percentage of room and retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires us to pay percentage rent based on total room, retail and parking revenues. The primary ground lease expires in 2062.

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
PART II
Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol “PEB.” The following table sets forth, for the period indicated, the high and low closing prices per share and the cash dividends declared per share:

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$31.50	$27.06	$0.38	$29.07	$21.99	$0.38
Second Quarter	$33.53	$28.73	$0.38	$28.79	$23.77	$0.38
Third Quarter	$36.14	$31.58	$0.38	$31.19	$25.83	$0.38
Fourth Quarter	$38.89	$35.00	$0.38	$31.38	$23.79	$0.38
The closing price per share of our common shares on December 31, 2017, as reported by the NYSE, was $37.17.
Shareholder Information
On February 16, 2018, there were 23 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2012, to the NYSE closing price per share on December 31, 2017, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2012 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2012	Value of Investment at December 31, 2013	Value of Investment at December 31, 2014	Value of Investment at December 31, 2015	Value of Investment at December 31, 2016	Value of Investment at December 31, 2017
Pebblebrook Hotel Trust	$100.00	$136.26	$207.04	$131.45	$147.57	$192.91
Russell 2000 Index	$100.00	$138.82	$145.62	$139.19	$168.81	$193.50
FTSE NAREIT Equity Index	$100.00	$102.86	$131.69	$135.41	$147.42	$160.20

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
For income tax purposes, distributions paid per share were characterized as follows:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.3611	95.41%	$1.3794	95.14%	$1.1715	98.21%
Qualified dividend	0.0256	1.79%	0.0704	4.86%	0.0213	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.0399	2.80%	—	—%	—	—%
Total	$1.4266	100.00%	$1.4498	100.00%	$1.1928	100.00%

Series A Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.2914	95.14%	$1.9336	98.21%
Qualified dividend	—	—%	0.0149	4.86%	0.0352	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$0.3063	100.00%	$1.9688	100.00%

Series B Preferred Shares:
Ordinary non-qualified income	$—	—%	$1.3109	95.14%	$1.9643	98.21%
Qualified dividend	—	—%	0.0669	4.86%	0.0357	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$1.3778	100.00%	$2.0000	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.1969	98.20%	$1.5461	95.14%	$1.5960	98.22%
Qualified dividend	0.0219	1.80%	0.0789	4.86%	0.0290	1.78%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.2188	100.00%	$1.6250	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$1.1739	98.21%	$0.9099	95.15%	$—	—%
Qualified dividend	0.0214	1.79%	0.0464	4.85%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.1953	100.00%	$0.9563	100.00%	$—	—%

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

Of the common distribution declared on December 15, 2017 and paid on January 12, 2018, $0.3800 was treated as a 2018 distribution for tax purposes. The preferred share distributions declared on December 15, 2017 and paid on January 12, 2018, were treated as 2018 distributions for tax purposes.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2017. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,283,493
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,283,493

During the year ended December 31, 2017, certain of our employees chose to have us acquire from such employees an aggregate of 89,458 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $28.33 per share.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 - October 31, 2017	—	$—	—	$—
November 1, 2017 - November 30, 2017	—	$—	—	$—
December 1, 2017 - December 31, 2017	—	$—	—	$—
Total	—	$—	—	$56,600,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2017, the Company repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under this program. Upon repurchase, these common shares ceased to be outstanding and became authorized but unissued common shares. As of December 31, 2017, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, we announced that our board of trustees authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon the completion of the $150.0 million share repurchase program.

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

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per-share data)
Revenues:
Room	$532,288	$568,867	$526,573	$410,600	$321,630
Food and beverage	182,737	191,857	190,852	148,114	136,531
Other operating	54,292	55,697	53,439	40,062	31,056
Total revenues	769,317	816,421	770,864	598,776	489,217
Expenses:
Hotel operating expenses:
Room	134,068	137,312	124,090	102,709	83,390
Food and beverage	123,213	126,957	128,816	104,843	100,244
Other direct and indirect	210,692	219,655	215,169	166,435	140,564
Total hotel operating expenses	467,973	483,924	468,075	373,987	324,198
Depreciation and amortization	102,290	102,439	95,872	68,324	55,570
Real estate taxes, personal property taxes, property insurance and ground rent	48,500	50,488	46,947	36,878	31,052
General and administrative	24,048	28,105	32,335	28,322	20,542
Impairment and other losses	6,003	12,148	—	—	—
Total operating expenses	648,814	677,104	643,229	507,511	431,362
Operating income (loss)	120,503	139,317	127,635	91,265	57,855
Interest income	97	1,995	2,511	2,529	2,620
Interest expense	(37,299)	(43,615)	(38,774)	(27,065)	(23,680)
Other	2,265	283	—	—	—
Gain on sale of hotel properties	14,877	40,690	—	—	—
Equity in earnings (loss) of joint venture	—	(64,842)	6,213	10,065	7,623
Income (loss) before income taxes	100,443	73,828	97,585	76,794	44,418
Income tax (expense) benefit	(181)	134	(2,590)	(3,251)	(1,226)
Net income (loss)	100,262	73,962	94,995	73,543	43,192
Net income (loss) attributable to non-controlling interests	374	258	327	677	274
Net income (loss) attributable to the Company	99,888	73,704	94,668	72,866	42,918
Distributions to preferred shareholders	(16,094)	(19,662)	(25,950)	(25,079)	(22,953)
Issuance costs of redeemed preferred shares	—	(7,090)	—	—	—
Net income (loss) attributable to common shareholders	$83,794	$46,952	$68,718	$47,787	$19,965
Net income (loss) per share available to common shareholders, basic	$1.20	$0.65	$0.95	$0.72	$0.32
Net income (loss) per share available to common shareholders, diluted	$1.19	$0.64	$0.94	$0.71	$0.32
Weighted-average number of common shares, basic	69,591,973	71,901,499	71,715,870	65,646,712	61,498,389
Weighted-average number of common shares, diluted	69,984,837	72,373,242	72,384,289	66,264,118	61,836,741

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$2,456,450	$2,672,654	$2,673,584	$2,343,690	$1,717,611
Cash and cash equivalents	25,410	33,410	26,345	52,883	55,136
Total assets	2,590,868	2,809,259	3,058,471	2,767,186	2,114,031
Unsecured revolving credit facilities	45,000	82,000	165,000	50,000	—
Term loans, net of unamortized deferred financing costs	670,406	671,793	521,883	298,342	99,430
Senior unsecured notes, net of unamortized deferred financing costs	99,374	99,460	99,392	—	—
Mortgage debt, net of unamortized loan premiums and deferred financings costs	70,457	142,998	319,320	492,347	451,917
Total shareholders' equity	1,498,901	1,605,684	1,758,389	1,781,091	1,473,339

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
Overview

Although many economic indicators signal strength in the market, the U.S. lodging industry is expected to continue to generate moderate revenue growth in 2018. Corporate business travel demand remains soft despite positive business sentiment and a growing global economy. Leisure travel demand is solid, but international inbound travel demand continues to exhibit weakness. In addition, supply has increased, on average, in many of the larger urban markets such as New York, Boston, Los Angeles, Miami, Nashville, Philadelphia, Portland, Seattle and Washington, D.C. As a result, we expect that the urban markets will continue to under perform the U.S. lodging industry’s modest RevPAR growth in 2018.
In 2017, we completed three significant, comprehensive renovations at Hotel Palomar Los Angeles Beverly Hills, Revere Hotel Boston Common and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf). We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio. Our properties continue to be affected by the increases in supply, especially the out-sized supply growth experienced by the urban markets this past year, and the changes in demand many of the markets where our hotels are located experience. During the fourth quarter, our hotels performed in-line with our expectations. Our recently redeveloped hotels, including Union Station Hotel Nashville, Hotel Zeppelin San Francisco and Revere Hotel Boston Common, led the portfolio in the fourth quarter as these hotels continue to ramp up their performance. Our 189-room LaPlaya Beach Resort and LaPlaya Beach Club (“LaPlaya”) property closed starting September 9, 2017 following a mandatory hurricane evacuation order issued by Collier County, Florida. We estimate that LaPlaya sustained approximately $12.0 to $15.0 million of wind and water damage from the hurricane including repair, remediation, replacement and clean-up work. We maintain property, flood and fire insurance which is subject to a deductible of approximately $2.8 million. The property remediation is substantially complete and all rooms were placed back into service in the first quarter of 2018. We also anticipate receiving proceeds from business interruption insurance to cover business lost as a result of the hurricane. Proceeds from business interruption insurance is subject to a $1.1 million deductible and will be recognized once agreed upon with the insurance carriers. We anticipate a partial settlement in the first or second quarter of 2018.
During the year ended December 31, 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common for sales prices aggregating $213.0 million. We repaid the $44.1 million mortgage loan on the Sofitel Philadelphia and the $25.5 million mortgage loan on the Hotel Zelos San Francisco. We also repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under our existing share repurchase program.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
	2017	2016

Same-Property Occupancy	84.4%	85.5%
Same-Property ADR	$245.73	$248.10
Same-Property RevPAR	$207.33	$212.01

The table above includes information from all of the hotels we owned as of December 31, 2017, except for Hotel Zeppelin San Francisco (formerly Prescott Hotel) for the first quarter of both 2017 and 2016 because it was closed during the first quarter of 2016 for renovation. The table also excludes the Dumont NYC for the second, third and fourth quarters of both 2017 and 2016, because we sold this property during the second quarter of 2017, and LaPlaya for the third and fourth quarters of 2017 and 2016, because it was closed during the third and fourth quarters of 2017 due to the impact from Hurricane Irma. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
Results of Operations
At December 31, 2017 and 2016, we had 28 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2017 and 2016. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Non-comparable property for the
Property		Location	Acquisition/Disposition Date	Years Ended 2017 and 2016	Years Ended 2016 and 2015
LaPlaya Beach Resort and LaPlaya Beach Club		Naples, FL	May 21, 2015		X
Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf)		San Francisco, CA	June 11, 2015		X
Viceroy Miami		Miami, FL	June 1, 2016	X	X
The Redbury Hollywood		Hollywood, CA	June 1, 2016	X	X
Manhattan NYC	(1)	New York, NY	October 19, 2016	X	X
Dumont NYC	(2)	New York, NY	October 19, 2016	X	X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, Maryland	November 2, 2016	X	X

(1) We obtained full ownership of this property as a result of the joint venture redemption transaction on October 19, 2016 and subsequently sold this property on December 20, 2016.
(2) We obtained full ownership of this property as a result of the joint venture redemption transaction on October 19, 2016 and subsequently sold this property on June 20, 2017.
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Revenues — Total hotel revenues decreased by $47.1 million, of which $7.8 million was contributed by the comparable properties and a net decrease of $39.3 million was contributed by the non-comparable properties. Hotel Monaco Washington DC, Hotel Zeppelin San Francisco (formerly Prescott Hotel) and Union Station Hotel Nashville, Autograph Collection had increases in occupancy and ADR resulting from ramping up following their renovations in 2016. Additionally, revenues increased at the Hotel Monaco Washington DC as a result of the presidential inauguration and Women's March during the first quarter of 2017. These gains were offset by declines in revenues at Hotel Palomar Los Angeles Beverly Hills and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) due to their renovations and the closure of LaPlaya as a result of Hurricane Irma.
Hotel operating expenses — Total hotel operating expenses decreased by $16.0 million. The comparable properties contributed a net increase of $7.3 million, primarily due to increases in revenues and expenses at Hotel Monaco Washington DC and Hotel Zeppelin San Francisco (formerly Prescott Hotel) following their renovations. These increases were offset by a reduction in costs from the renovation at the Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) and the closure of LaPlaya as a result of Hurricane Irma. The net increase of $7.3 million from the comparable properties was offset by a $23.3 million decrease contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $0.1 million primarily due to the reduction in depreciation and amortization from properties sold during 2016 offset by additional depreciation from the assets added from the renovations of the Hotel Palomar Los Angeles Beverly Hills, Revere Hotel Boston Common and Union Station Hotel Nashville, Autograph Collection.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $2.0 million primarily due to lower real estate tax assessments of several California properties and a reduction in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable properties. This was offset by increased ground rent expense for the Hotel Zephyr Fisherman's Wharf.
Corporate general and administrative — Corporate general and administrative expenses decreased by $4.1 million primarily as a result of the decrease in share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $6.1 million. In 2016, we recognized a $12.1 million loss related to the DoubleTree by Hilton Hotel Bethesda -Washington DC and in 2017, we recognized a $5.0 million loss related to property damage sustained by LaPlaya as a result of Hurricane Irma and an impairment loss of $1.0 million related to the Dumont NYC.
Interest income — Interest income decreased by $1.9 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.

Interest expense — Interest expense decreased by $6.3 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting in lower mortgage debt balances.
Other— Other increased by $2.0 million as a result of income recognized from a forfeited deposit on a hotel property that was contracted to sell.
Gain on sale of hotel properties — Gain on sale of hotel properties decreased by $25.8 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.9 million. In 2016, we sold a land parcel adjacent to the Revere Hotel Boston Common, Viceroy Miami and The Redbury Hollywood hotels, resulting in a total gain of $40.7 million.
Equity in earnings (loss) of joint venture — Equity in loss of joint venture decreased from $(64.8) million in 2016 to zero in 2017 as a result of redeeming our 49% interest in a joint venture which owned six hotel properties in New York, New York (the "Manhattan Collection joint venture") in October 2016.
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
Issuance costs of redeemed preferred shares — These issuance costs relate to the Series A Preferred Shares and Series B Preferred Shares which we redeemed in March 2016 and September 2016, respectively. These costs are included in the determination of net income attributable to common shareholders.
Other comprehensive income (loss) — Other comprehensive income (loss) increased by $29.9 million as a result of an increase in net income and the change in the fair values of our interest rate swaps.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Revenues — Total hotel revenues increased by $45.6 million, of which $23.6 million was contributed by the comparable properties and a net increase of $22.0 million was contributed by the non-comparable properties. The increase from the comparable properties is primarily a result of increases in room revenues at the Le Meridien Delfina Santa Monica, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles Beverly Hills and Hotel Zephyr Fisherman's Wharf, in addition to an increase in food and beverage revenue at the InterContinental Buckhead Atlanta, offset by a decline in room revenues at the Hotel Zeppelin San Francisco (formerly Prescott Hotel), which was closed during the first quarter of 2016, and a decline in food and beverage revenue at the Hotel Monaco Washington DC, because the restaurant was closed for renovation in the second quarter of 2016. Hotel Zephyr Fisherman's Wharf and W Los Angeles - West Beverly Hills completed their renovations during the first six months of 2015 and continue to ramp up following these renovations. Our Los Angeles properties also benefited from the displacement of families from their Porter Ranch neighborhood due to the gas leak and our San Francisco properties benefited from the Super Bowl, which was held in San Francisco in February 2016.
Hotel operating expenses — Total hotel operating expenses increased by $15.8 million. The comparable properties contributed $10.1 million of the increase, which is a result of cost increases associated with increased revenues at Hotel Vintage Portland, W Los Angeles - West Beverly Hills, Hotel Palomar Los Angeles Beverly Hills and Hotel Zephyr Fisherman's Wharf. The remaining $5.7 million of the net increase was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $6.6 million primarily due to the additional depreciation from the assets added from the renovations of the Hotel Zeppelin San Francisco (formerly Prescott Hotel), Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables) and the acquisitions of LaPlaya and Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf), both of which had a full year of depreciation in 2016 offset by a reduction in depreciation from properties sold during 2016.
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
Impairment loss and other losses — Impairment loss increased by $12.1 million due to the loss recognized upon reclassification of the DoubleTree by Hilton Hotel Bethesda -Washington DC to held for sale. There was no such loss during the prior period.
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
Income tax (expense) benefit — Income tax expense decreased by $2.7 million due to lower net income at our TRS compared to the prior year.
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

The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$100,262	$73,962	$94,995
Adjustments:
Depreciation and amortization	102,064	102,206	95,634
Depreciation and amortization from joint venture	—	7,139	8,574
(Gain) loss on sale of hotel properties	(14,877)	(40,690)	—
Impairment loss	3,849	12,148	—
Impairment loss from joint venture	—	62,622	—
FFO	$191,298	$217,387	$199,203
Distribution to preferred shareholders	(16,094)	(19,662)	(25,950)
Issuance costs of redeemed preferred shares	—	(7,090)	—
FFO available to common share and unit holders	$175,204	$190,635	$173,253
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the year ended December 31,
	2017	2016	2015
Net income (loss)	$100,262	$73,962	$94,995
Adjustments:
Interest expense	37,299	43,615	38,774
Interest expense from joint venture	—	8,218	9,137
Income tax expense (benefit)	181	(134)	2,590
Depreciation and amortization	102,290	102,439	95,872
Depreciation and amortization from joint venture	—	7,139	8,574
EBITDA	$240,032	$235,239	$249,942
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
Senior Unsecured Revolving Credit Facilities, Unsecured Term Loan Facilities and Senior Unsecured Notes
Our $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility (the "Revolver") and a $300.0 million unsecured term loan (the "First Term Loan"). On October 13, 2017, we amended and restated the credit agreement governing our unsecured revolving credit facility and the First Term Loan. The Revolver matures in January 2022 with options to extend the maturity date to January 2023 and the First Term Loan matures in January 2023.
As of December 31, 2017, we had $45.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of December 31, 2017, we had $405.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan through January 15, 2020. The First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on our leverage ratio at December 31, 2017.
On April 13, 2015, we entered into a second unsecured term loan facility. This term loan had a $100.0 million capacity, which could have been increased up to $200.0 million, subject to lender approval. On January 5, 2016, we exercised the option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017,  we amended and restated the credit agreement governing this term loan facility and entered into a second credit agreement, in effect separating it into two tranches, consisting of a $65.0 million unsecured term loan maturing in April 2022 (the "Second Term Loan") and a $110.0 million unsecured term loan maturing in October 2024 (the "Fourth Term Loan"). The borrowings under the Second Term Loan bear interest at a rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio. We have the ability to increase the aggregate borrowing capacity to up to $150.0 million, subject to lender approval.
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, we amended and restated the credit agreement governing the Third Term Loan. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate through January 2021, resulting in a weighted-average effective interest rate of 3.11%, based on our leverage ratio at December 31, 2017.
The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of December 31, 2017, we had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60% depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on $100.0 million of the Fourth Term Loan resulting in a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at December 31, 2017. The remaining $10.0 million borrowing remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on our leverage ratio. We have the ability to increase the aggregate borrowing capacity to up to $250.0 million, subject to lender approval.
We did not make any changes to our interest rate swap agreements.
On November 12, 2015, we issued $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes"). On November 12, 2015, we issued $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes") . The agreement governing the Series A Notes and Series B Notes was also amended on October 13, 2017 to match the financial and other covenants in our senior unsecured revolving credit facility, as amended and restated .
On May 17, 2017, PHL entered into another $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2017, we amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as our senior unsecured revolving credit facility, as amended and restated. Borrowings under the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As of December 31, 2017 and December 31, 2016, we had no borrowings under the PHL Credit Facility.

Debt Summary
Debt as of December 31, 2017 and 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$45,000	$82,000
PHL unsecured revolving credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$45,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	—
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,594)	(3,207)
Total term loans			$670,406	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(626)	(540)
Total senior unsecured notes			$99,374	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	70,573	72,852
Mortgage loans at stated value			70,573	142,890
Mortgage loan premiums and deferred financing costs (4)			(116)	108
Total mortgage loans			$70,457	$142,998
Total debt			$885,237	$996,251
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. At December 31, 2016, the Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, a portion of the Second Term Loan and the Third Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.

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
Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the year ended December 31, 2017. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and on that date the program was terminated.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2017, we had repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under this program. As of December 31, 2017, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, we announced that our board of trustees authorized a new share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon the completion of our $150.0 million share repurchase program.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $195.1 million for the year ended December 31, 2017. Our cash from operations includes the operating activities of the 28 hotels we owned as of December 31, 2017. Our cash provided by operating activities was $241.3 million for the year ended December 31, 2016 from the operating activities of the 29 hotels we owned.
Cash Provided by Investing Activities. Our cash provided by investing activities was $131.2 million for the year ended December 31, 2017. During the year ended December 31, 2017, we invested $80.8 million in improvements to our hotel properties, received a deposit of $2.0 million for a hotel property, received $203.5 million in proceeds from the sale of one hotel property and a parking garage and had an increase in restricted cash of $1.1 million. Our cash provided by investing activities was $298.7 million for the year ended December 31, 2016. During the year ended December 31, 2016, we invested $121.9 million in improvements to our hotel properties, received $364.4 million in proceeds from the sales of four hotel properties and a land parcel adjacent to one of our hotels, received $50.0 million from the joint venture in repayment of the note receivable, received a $3.0 million refund of a deposit we placed for a property under contract and had a decrease in restricted cash of $0.7 million.
Cash Used in Financing Activities. Our cash used in financing activities was $334.2 million for the year ended December 31, 2017. During the year ended December 31, 2017, we borrowed $238.7 million under the revolving credit facilities, repaid $275.7 million under the revolving credit facilities, repaid $72.3 million of mortgage debt, repurchased $96.0 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $123.4 million in distributions and paid $5.5 million in other transactions. For the year ended December 31, 2016, cash used in financing activities was $532.9 million. During the year ended December 31, 2016, we borrowed $469.0 million under the Revolver, repaid $552.0 million under the Revolver, borrowed $150.0 million under our term loan facilities, repaid $365.6 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding for vested share-based equity awards, received $120.8 million of net proceeds from the issuance of 5,000,000 Series D Preferred

Shares, used $225.1 million to redeem all of our Series A Preferred Shares and Series B Preferred Shares, paid $1.4 million in deferred financing fees, and paid $127.1 million in distributions.
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
For the year ended December 31, 2017, we invested $80.8 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $55.0 million to $65.0 million in capital investments for our hotels in 2018 not including capital expenditures related to the repair and remediation of LaPlaya damaged in Hurricane Irma. We have invested approximately $22.5 million in the Revere Hotel Boston Common renovation, $17.0 million in the Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf) renovation and $12.0 million in the Hotel Palomar Los Angeles Beverly Hills renovation.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$75,892	$4,966	$70,926	$—	$—
Term loans (2)	776,485	22,298	43,387	293,293	417,507
Unsecured notes (1)	132,696	4,792	9,584	9,584	108,736
Borrowings under credit facilities (3)	50,515	1,364	2,731	46,420	—
Hotel and ground leases (4)	754,661	7,327	14,761	14,909	717,664
Capital lease obligation	36,471	296	643	717	34,815
Refundable membership initiation deposits (5)	31,996	308	—	—	31,688
Purchase commitments (6)	6,840	6,840	—	—	—
Corporate office lease	3,184	388	808	853	1,135
Total	$1,868,740	$48,579	$142,840	$365,776	$1,311,545
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for certain term loans. At December 31, 2017, the Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2017. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

(5)	Represents refundable initiation membership deposits from club members at LaPlaya.

(6)
Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose the Company to credit risk in the event of non-performance by the counter parties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit worthy financial institutions.
As of December 31, 2017, the Company had interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan resulting in a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate on the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.11% per annum, based on the Company’s leverage ratio at December 31, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on a portion of the Fourth Term Loan, resulting in a weighted-average effective interest rate of 3.46% per annum, based on the Company’s leverage ratio at December 31, 2017. The remaining $10.0 million borrowings under the Fourth Term Loan remains floating at variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the years ended December 31, 2017, 2016 and 2015, there was $6.0 million, $2.4 million and $(4.4) million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a gain (loss) of $0.3 million, $0.3 million and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps.
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

	2018	2019	2020	2021	2022	Thereafter	Total
Liabilities
Fixed rate debt	$2,366	$2,456	$65,751	$—	$—	$100,000	$170,573
Average interest rate	3.69%	3.69%	3.69%	—%	—%	4.79%	4.34%
Variable rate debt	$—	$—	$—	$200,000	$110,000	$410,000	$720,000
Average interest rate (1)	—%	—%	—%	3.11%	2.94%	3.00%	3.02%
Total	$2,366	$2,456	$65,751	$200,000	$110,000	$510,000	$890,573

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2017 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2017, the estimated fair value of our fixed rate debt was $167.1 million.
As of December 31, 2017, $120.0 million of the Company's aggregate indebtedness (13.5% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2018 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-31.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-32 through F-34.

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
3.1
Declaration of Trust, as amended and supplemented, of Pebblebrook Hotel Trust (the “Registrant”) (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 14, 2016 (File No. 001‑34571)).
3.3	First Amendment to Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on July 21, 2017 (File No. 001‑34571)).
3.4
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. (the “Operating Partnership”), dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).

3.5
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of September 30, 2014 (incorporated by reference to Exhibit 3.4 to the Registrant’s Annual Report on Form 10‑K filed on February 17, 2015 (File No. 001‑34571)).

3.6
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 8, 2016 (incorporated by reference to Exhibit 3.5 to the Registrant’s Current Report on Form 8‑K filed on June 8, 2016 (File No. 001‑34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on August 2, 2012 (File No. 001-34571)).

10.2*
Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10‑Q filed on July 25, 2016 (File No. 001‑34571)).

10.3*
Amendment No. 2 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective February 15, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2017 (File No. 001‑34571)).

10.4*
Change in Control Severance Agreement between the Registrant and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.5*
Change in Control Severance Agreement between the Registrant and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.6*
Change in Control Severance Agreement between the Registrant and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)).

10.7*
Form of Indemnification Agreement between the Registrant and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-11/A filed on November 10, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to the Registrant's Registration Statement on Form S-11/A filed on November 25, 2009 (File No. 333-162412)).

10.9*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.10*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12 and 10.13 to the Registrant's Annual Report on Form 10-K filed on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).

10.11*	Form of Share Award Agreement for executive officers (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on April 26, 2012 (File No. 001-34571)).
10.12
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

10.19*	Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.20*	Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on December 17, 2013 (File No. 001-34571)).
10.21*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on April 23, 2015 (File No. 001-34571)).

10.22†
Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto.

10.23†
Amended and Restated Credit Agreement, dated as of October 13, 2017, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto.

10.24†
Credit Agreement, dated as of October 13, 2017, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto.

10.25†
Amended and Restated Credit Agreement, dated as of October 13, 2017, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party thereto.

10.26
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among the Registrant, the Operating Partnership, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed on February 22, 2016 (File No. 001-34571)).

10.27†
First Amendment to Note Purchase Agreement, dated as of October 13, 2017, among the Registrant, the Operating Partnership, Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America.

10.28
Loan Agreement, dated as of October 18, 2016, between 371 Seventh Avenue Co., LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8‑K filed on October 21, 2016 (File No. 001‑34571)).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	February 22, 2018	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 22, 2018
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 22, 2018
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 22, 2018
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 22, 2018
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 22, 2018
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 22, 2018
Michael J. Schall

/s/ EARL E. WEBB	Trustee	February 22, 2018
Earl E. Webb

/s/ LAURA H. WRIGHT	Trustee	February 22, 2018
Laura H. Wright

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 22, 2018

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2018, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

McLean, Virginia
February 22, 2018

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)

	December 31, 2017	December 31, 2016

ASSETS
Investment in hotel properties, net	$2,456,450	$2,672,654
Ground lease asset, net	29,037	29,627
Cash and cash equivalents	25,410	33,410
Restricted cash	7,123	7,419
Hotel receivables (net of allowance for doubtful accounts of $245 and $494, respectively)	29,206	27,687
Prepaid expenses and other assets	43,642	38,462
Total assets	$2,590,868	$2,809,259
LIABILITIES AND EQUITY
Unsecured revolving credit facilities	$45,000	$82,000
Term loans, net of unamortized deferred financing costs	670,406	671,793
Senior unsecured notes, net of unamortized deferred financing costs	99,374	99,460
Mortgage debt, net of unamortized loan premiums and deferred financing costs	70,457	142,998
Accounts payable and accrued expenses	148,821	149,283
Advance deposits	19,388	19,110
Accrued interest	2,073	2,284
Distribution payable	31,823	33,215
Total liabilities	1,087,342	1,200,143
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at December 31, 2017 and at December 31, 2016), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,812,575 issued and outstanding at December 31, 2017 and 71,922,904 issued and outstanding at December 31, 2016	688	719
Additional paid-in capital	1,685,437	1,776,404
Accumulated other comprehensive income (loss)	3,689	(2,312)
Distributions in excess of retained earnings	(191,013)	(169,227)
Total shareholders’ equity	1,498,901	1,605,684
Non-controlling interests	4,625	3,432
Total equity	1,503,526	1,609,116
Total liabilities and equity	$2,590,868	$2,809,259
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31.
	2017	2016	2015
Revenues:
Room	$532,288	$568,867	$526,573
Food and beverage	182,737	191,857	190,852
Other operating	54,292	55,697	53,439
Total revenues	769,317	816,421	770,864
Expenses:
Hotel operating expenses:
Room	134,068	137,312	124,090
Food and beverage	123,213	126,957	128,816
Other direct and indirect	210,692	219,655	215,169
Total hotel operating expenses	467,973	483,924	468,075
Depreciation and amortization	102,290	102,439	95,872
Real estate taxes, personal property taxes, property insurance, and ground rent	48,500	50,488	46,947
General and administrative	24,048	28,105	32,335
Impairment and other losses	6,003	12,148	—
Total operating expenses	648,814	677,104	643,229
Operating income (loss)	120,503	139,317	127,635
Interest income	97	1,995	2,511
Interest expense	(37,299)	(43,615)	(38,774)
Other	2,265	283	—
Gain on sale of hotel properties	14,877	40,690	—
Equity in earnings (loss) of joint venture	—	(64,842)	6,213
Income (loss) before income taxes	100,443	73,828	97,585
Income tax (expense) benefit	(181)	134	(2,590)
Net income (loss)	100,262	73,962	94,995
Net income (loss) attributable to non-controlling interests	374	258	327
Net income (loss) attributable to the Company	99,888	73,704	94,668
Distributions to preferred shareholders	(16,094)	(19,662)	(25,950)
Issuance costs of redeemed preferred shares	—	(7,090)	—
Net income (loss) attributable to common shareholders	$83,794	$46,952	$68,718
Net income (loss) per share available to common shareholders, basic	$1.20	$0.65	$0.95
Net income (loss) per share available to common shareholders, diluted	$1.19	$0.64	$0.94
Weighted-average number of common shares, basic	69,591,973	71,901,499	71,715,870
Weighted-average number of common shares, diluted	69,984,837	72,373,242	72,384,289

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2017	2016	2015

Comprehensive Income:
Net income (loss)	$100,262	$73,962	$94,995
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	6,001	2,438	(4,409)
Comprehensive income (loss)	106,263	76,400	90,586
Comprehensive income (loss) attributable to non-controlling interests	395	266	313
Comprehensive income (loss) attributable to the Company	$105,868	$76,134	$90,273
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust
Consolidated Statements of Equity
(In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	14,000,000	$140	71,553,481	$716	$1,864,739	$(341)	$(84,163)	$1,781,091	$1,320	$1,782,411
Issuance of shares, net of offering costs	—	—	—	—	(195)	—	—	(195)	—	(195)
Issuance of common shares for Board of Trustee compensation	—	—	8,084	—	372	—	—	372	—	372
Repurchase of common shares	—	—	(84,835)	—	(4,094)	—	—	(4,094)	—	(4,094)
Share-based compensation	—	—	258,399	1	7,225	—	—	7,226	1,105	8,331
Distributions on common shares/units	—	—	—	—	—	—	(90,320)	(90,320)	(292)	(90,612)
Distributions on preferred shares	—	—	—	—	—	—	(25,950)	(25,950)	(15)	(25,965)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(4,409)	—	(4,409)	—	(4,409)
Net income (loss)	—	—	—	—	—	—	94,668	94,668	327	94,995
Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,758	—	—	120,808	—	120,808
Redemption of preferred shares	(9,000,000)	(90)	—	—	(217,870)	—	(7,090)	(225,050)	—	(225,050)
Issuance of common shares for Board of Trustee compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	7,358	—	—	7,361	1,105	8,466
Distributions on common shares/units	—	—	—	—	—	—	(110,414)	(110,414)	(359)	(110,773)
Distributions on preferred shares	—	—	—	—	—	—	(19,662)	(19,662)	(17)	(19,679)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,438	—	2,438	—	2,438
Net income (loss)	—	—	—	—	—	—	73,704	73,704	258	73,962
Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustee compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,335,278)	(33)	(95,948)	—	—	(95,981)	—	(95,981)
Share-based compensation	—	—	208,238	1	4,541	—	—	4,542	1,104	5,646
Distributions on common shares/units	—	—	—	—	—	—	(105,580)	(105,580)	(359)	(105,939)

Distributions on preferred shares	—	—	—	—	—	—	(16,094)	(16,094)	(32)	(16,126)
Net contribution from non-controlling interests								—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	6,001	—	6,001	—	6,001
Net income (loss)	—	—	—	—	—	—	99,888	99,888	374	100,262
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)

	For the year ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$100,262	$73,962	$94,995
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	102,290	102,439	95,872
Share-based compensation	5,646	8,466	8,331
(Gain) loss on derivative instruments	(265)	(283)	—
Amortization of deferred financing costs and mortgage loan premiums	2,040	1,513	(29)
Gain on sale of hotel properties	(14,877)	(40,690)	—
Impairment and other losses	3,849	12,148	—
Non-cash ground rent	2,884	2,762	2,380
Equity in (earnings) loss from joint venture	—	66,636	(3,824)
Other	2,378	2,654	2,038
Changes in assets and liabilities:
Restricted cash, net	1,411	1,288	1,635
Hotel receivables	(1,270)	1,263	(3,107)
Prepaid expenses and other assets	(2,161)	2,286	(212)
Distributions from joint venture	—	—	13,858
Accounts payable and accrued expenses	(7,415)	4,492	4,161
Advance deposits	278	2,324	4,622
Net cash provided by (used in) operating activities	195,050	241,260	220,720
Investing activities:
Acquisition of hotel properties	—	—	(305,146)
Improvements and additions to hotel properties	(80,825)	(121,899)	(99,785)
Proceeds from joint venture redemption	—	2,530	—
Deposit received on hotel properties	2,000	3,000	(3,000)
Proceeds from sale of hotel properties	203,479	364,390	—
Receipt from (acquisition of) note receivable	—	50,000	3,020
Purchase of corporate office equipment, software, and furniture	(40)	(74)	(278)
Restricted cash, net	(1,115)	746	5,295
Property insurance proceeds	7,674	—	—
Net cash provided by (used in) investing activities	131,173	298,693	(399,894)
Financing activities:
Gross proceeds from issuance of preferred shares	—	125,000	—
Payment of offering costs — common and preferred shares	(62)	(4,189)	(195)
Payment of deferred financing costs	(5,411)	(1,414)	(3,311)
Contributions from non-controlling interest	106	—	—
Borrowings under revolving credit facilities	238,687	469,000	490,000
Repayments under revolving credit facilities	(275,687)	(552,000)	(375,000)
Proceeds from term loans	—	150,000	225,000
Proceeds from senior unsecured notes	—	—	100,000
Repayments of mortgage debt	(72,317)	(365,583)	(171,488)
Repurchase of common shares	(95,982)	(2,496)	(4,094)
Redemption of preferred shares	—	(225,050)	—

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows - Continued (In thousands)

Distributions — common shares/units	(107,329)	(105,321)	(84,037)
Distributions — preferred shares	(16,094)	(21,770)	(25,950)
Proceeds from refundable membership deposits	656	1,658	2,302
Repayments of refundable membership deposits	(790)	(723)	(591)
Net cash provided by (used in) financing activities	(334,223)	(532,888)	152,636
Net change in cash and cash equivalents	(8,000)	7,065	(26,538)
Cash and cash equivalents, beginning of year	33,410	26,345	52,883
Cash and cash equivalents, end of year	$25,410	$33,410	$26,345
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
As of December 31, 2017, the Company owned 28 hotels with a total of 6,972 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2017, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB voted to defer the effective date to January 1, 2018 with early adoption permitted. The Company has evaluated each of its revenue streams under the new model. Based on our assessments, the adoption of this standard will not materially affect the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary amenities. The Company will adopt this standard beginning on January 1, 2018 using the modified retrospective approach and is evaluating disclosure requirements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for annual periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash equivalents in the statement of cash flows. This guidance is effective for the Company for years beginning after December 15, 2017 , including interim periods within those years, and should be applied retroactively. The Company will adopt this standard on January 1, 2018 and does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Transaction costs associated with asset acquisitions will be capitalized, while the same costs associated with a business combination will continue to be expensed as incurred. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company will adopt this standard on January 1, 2018 and expects the majority of future hotel acquisitions will be considered asset purchases instead of business combinations.
In May 2017, the FASB issued ASU No. 2017-09,  Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. This standard is effective for annual periods beginning after December 15, 2017. The Company will adopt this standard on January 1, 2018 and does not expect the adoption of ASU 2017-09 to have a material impact on its financial position or results of operations.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company will adopt this standard on January 1, 2018 and does not expect it to have a material impact on its financial position or results of operations.

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

On June 20, 2017, the Company sold the Dumont NYC for $118.0 million and recognized an immaterial gain on sale. In March 2017, the Company recognized an impairment loss of $1.0 million related to this hotel property when the property was designated as held for sale. The impairment loss was determined using level 2 inputs (third-party offer price less estimated costs to sell) under authoritative guidance for fair value measurements. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and for general corporate purposes.

On June 23, 2017, the Company sold the parking garage at the Revere Hotel Boston Common for $95.0 million. The Company recognized a gain of $13.9 million related to the sale of this parking garage. Proceeds from the sale were used to repay amounts outstanding on the Company's revolving credit facility and general corporate purposes.

For the years ended December 31, 2017, 2016 and 2015, the Company's consolidated statements of operations included operating income of $4.2 million, $7.5 million and $5.6 million, respectively, related to the Dumont NYC and the parking garage at the Revere Hotel Boston Common.

The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Land	$448,401	$503,571
Buildings and improvements	2,205,315	2,287,104
Furniture, fixtures and equipment	240,842	231,211
Construction in progress	9,514	9,253
Investment in hotel properties	$2,904,072	$3,031,139
Less: Accumulated depreciation	(447,622)	(358,485)
Investment in hotel properties, net	$2,456,450	$2,672,654

As of December 31, 2017 and 2016, buildings and improvements include capital lease asset of $12.2 million and $12.2 million, respectively, and accumulated depreciation includes amounts related to capital lease asset of $1.0 million and $0.7 million, respectively. Depreciation of capital lease asset is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.

On September 10, 2017, Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables) ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") located in Naples, Florida were impacted by the effects of Hurricane Irma. Hotel Colonnade did not suffer any material damage and remains open. LaPlaya was closed in anticipation of the storm and re-opened in stages beginning in the fourth quarter of 2017.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles.  As of December 31, 2017, the Company recognized an impairment for the damage to LaPlaya and a corresponding insurance receivable for the anticipated insurance recovery, which resulted in a net impairment loss of $2.8 million. In addition, the Company recognized a loss of $2.2 million related to other costs resulting from the hurricane. The net impairment loss and other costs are recorded in impairment and other losses in the Company’s consolidated statement of operations. As of December 31, 2017, the Company received $10.0 million in a preliminary advance from the insurance providers and continues to work with the insurance providers on the settlement of the property and business interruption claims.
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The Company accounted for this investment using the equity method. On October 19, 2016, the Company liquidated its interest in the joint venture and became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. For the years ended December 31, 2017, 2016 and 2015, the Company had zero, $(64.8) million and $6.2 million, respectively, in equity in earnings (loss) from the joint venture.
Note 6. Debt
Senior Unsecured Revolving Credit Facilities
The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The revolving credit facility matures in January 2022 with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee.
The First Term Loan matures in January 2023. The Company has the ability to increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement that governs the revolving credit facility and the First Term Loan contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

As of December 31, 2017 and 2016, the Company had $45.0 million and $82.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of December 31, 2017, the Company had $405.0 million borrowing capacity remaining under the revolving credit facility. As of December 31, 2017, the Company was in compliance with the credit agreement debt covenants. For the years ended December 31, 2017, 2016 and 2015, and the Company incurred unused commitment fees of $1.0 million, $1.0 million and $0.6 million, respectively.
On May 17, 2017, PHL entered into a $10.0 million unsecured revolving credit facility ("PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2017, PHL amended and restated the credit agreement governing the PHL Credit Facility. The PHL Credit Facility's maturity was extended to January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's amended and restated credit agreement. Additionally, PHL is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the PHL Credit Facility.
As of December 31, 2017 and 2016, PHL had no borrowings under its revolving credit facility. As of December 31, 2017, the Company had $10.0 million borrowing capacity remaining under the PHL Credit Facility.
Unsecured Term Loan Facilities
On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The First Term Loan's maturity was extended to January 2023. As of December 31, 2017, the Company had $300.0 million outstanding. This term loan facility bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
On April 13, 2015, the Company entered into a second unsecured term loan facility. This term loan had a $100.0 million capacity which could have been increased to up to $200.0 million, subject to lender approval. On January 5, 2016, the Company exercised its option to increase the borrowing capacity to $175.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, the Company amended and restated the credit agreement governing this loan and entered into a second credit agreement, in effect separating it into two tranches, consisting of a $65.0 million unsecured term loan maturing in April 2022 (the "Second Term Loan") and a $110.0 million unsecured term loan maturing in October 2024 (the "Fourth Term Loan").
As of December 31, 2017, the Company had $65.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Second Term Loan to up to $150.0 million subject to lender approval.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, the Company amended and restated the credit agreement governing the Third Term Loan. As of December 31, 2017, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
On October 13, 2017, the Company entered into a fourth unsecured term loan facility (the "Fourth Term Loan"). The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of December 31, 2017, the Company had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Fourth Term Loan to up to $250.0 million subject to lender approval.
As of December 31, 2017 and 2016, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the four unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and First Term Loan. As of December 31, 2017, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $65.0 million on the Second Term Loan and for $10.0 million on the Fourth Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in

December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the First Term Loan. On October 13, 2017, the agreement governing the Series A Notes and Series B Notes was also amended to match the financial and other covenants in the senior unsecured revolving credit facility, as amended and restated. As of December 31, 2017, the Company was in compliance with all such debt covenants.
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
As of December 31, 2017, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at December 31, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate of the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.11% per annum, based on the Company’s leverage ratio at December 31, 2017.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate of the a portion of the Fourth Term Loan through April 2022, resulting in a weighted-average effective interest rate of 3.46% per annum, based on the Company’s leverage ratio at December 31, 2017. The remaining $10.0 million borrowings under the Fourth Term Loan remain floating at variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
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
As of December 31, 2017, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $5.3 million and $1.0 million, respectively, in the accompanying consolidated balance sheets. For the years ended December 31, 2017, 2016 and 2015, there was $6.0 million, $2.4 million and $(4.4) million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income. For the years ended December 31, 2017, 2016 and 2015, the Company recorded a gain (loss) of $0.3 million, $0.3 million and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the years ended December 31, 2017, 2016 and 2015, the Company reclassified $3.4 million, $6.2 million and $5.4 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $0.1 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
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
On June 1, 2017, the Company repaid the $25.5 million mortgage loan on the Hotel Zelos San Francisco, without penalty, using proceeds from the senior unsecured revolving credit facility.
Debt Summary
Debt as of December 31, 2017 and 2016 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2017	December 31, 2016
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$45,000	$82,000
PHL unsecured revolving credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$45,000	$82,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	175,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	—
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,594)	(3,207)
Total term loans			$670,406	$671,793

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(626)	(540)
Total senior unsecured notes			$99,374	$99,460

Mortgage loans
Sofitel Philadelphia	3.90%	June 2017	—	44,320
Hotel Zelos San Francisco	5.94%	September 2017	—	25,718
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	70,573	72,852
Mortgage loans at stated value			70,573	142,890
Mortgage loan premiums and deferred financing costs (4)			(116)	108
Total mortgage loans			$70,457	$142,998
Total debt			$885,237	$996,251

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. At December 31, 2016, the Company had interest rate swaps on all of the Term Loans, except for $75.0 million on the Second Term Loan. See "Derivative and Hedging Activities" above.
(4) Loan premium on assumed mortgage loan recorded in purchase accounting for the Hotel Zelos San Francisco.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of December 31, 2017 and 2016 was $167.1 million and $242.9 million, respectively.
The Company was in compliance with all debt covenants as of December 31, 2017.
Future scheduled debt principal payments for the Company's debt as of December 31, 2017 are as follows (in thousands):

2018	$2,366
2019	2,456
2020	65,751
2021	200,000
2022	110,000
Thereafter	510,000
Total debt principal payments	890,573
Mortgage loan premiums and deferred financing costs	(5,336)
Total debt	$885,237

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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. As of December 31, 2017, the Company repurchased 3,245,820 common shares for an aggregate purchase price of $93.4 million, or an average of approximately $28.77 per share, under this program. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of December 31, 2017, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2017:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2017	March 31, 2017	April 17, 2017
$0.38	June 30, 2017	June 30, 2017	July 17, 2017
$0.38	September 30, 2017	September 29, 2017	October 16, 2017
$0.38	December 31, 2017	December 29, 2017	January 12, 2018
Preferred Shares

The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of December 31, 2017 and 2016, the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2017:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2017	March 31, 2017	April 17, 2017
6.50% Series C	$0.41	June 30, 2017	June 30, 2017	July 17, 2017
6.50% Series C	$0.41	September 30, 2017	September 29, 2017	October 16, 2017
6.50% Series C	$0.41	December 31, 2017	December 29, 2017	January 12, 2018
6.375% Series D	$0.40	March 31, 2017	March 31, 2017	April 17, 2017
6.375% Series D	$0.40	June 30, 2017	June 30, 2017	July 17, 2017
6.375% Series D	$0.40	September 30, 2017	September 29, 2017	October 16, 2017
6.375% Series D	$0.40	December 31, 2017	December 29, 2017	January 12, 2018
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
As of December 31, 2017 and 2016, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at December 31, 2017, 100,222 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2017, there were 1,283,493 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2015	129,988	$27.17
Granted	46,446	$48.00
Vested	(50,827)	$25.70
Forfeited	(990)	$36.45
Unvested at December 31, 2015	124,617	$35.46
Granted	68,535	$23.87
Vested	(52,452)	$32.79
Forfeited	(4,809)	$30.66
Unvested at December 31, 2016	135,891	$30.82
Granted	59,139	$29.68
Vested	(57,559)	$31.50
Forfeited	(366)	$28.01
Unvested at December 31, 2017	137,105	$30.05
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $1.9 million, $1.8 million and $1.6 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of December 31, 2017, there was $2.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria as defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, one-fifth of these awards vested and the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares. In January 2017, one-fifth of these awards vested and the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares. In January 2018, one-fifth of these awards vested and the Company issued 72,236 of common shares which represented achieving 145% of the 49,914 target number of shares.
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

On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. The actual number of common shares that ultimately vest will ranged from 0% to 200% of the target award (except for 8,559 target awards to non-executive management employees which have no maximum) and will be determined in 2018 based on three performance criteria based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2015 through December 31, 2017.
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. The actual number of common shares that ultimately vest will be determined in 2018 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2017.
On February 10, 2016, the Board of Trustees approved a target award of 100,919 performance-based equity awards to officers and employees of the Company. These awards vest in 2019. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award (except for 17,372 target awards to non-executive management employees which have no maximum) and will be determined in 2019 based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2018.
On February 15, 2017, the Board of Trustees approved a target award of 81,939 performance-based equity awards to officers and employees of the Company. These awards vest in 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2020 based on two performance criteria as defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2017, there was approximately $5.7 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.6 years. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $2.6 million, $5.6 million and $5.6 million, respectively, in expense related to these awards.
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
As of December 31, 2017, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of December 31, 2017, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of December 31, 2017, of the 236,351 units outstanding, 100,222 LTIP units have vested.
For the years ended December 31, 2017, 2016 and 2015, the Company recognized $1.1 million, $1.1 million and $1.1 million, respectively, in expense related to these units. As of December 31, 2017, there was $2.2 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.0 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
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
The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2017, 2016 and 2015:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.3611	95.41%	$1.3794	95.14%	$1.1715	98.21%
Qualified dividend	0.0256	1.79%	0.0704	4.86%	0.0213	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.0399	2.80%	—	—%	—	—%
Total	$1.4266	100.00%	$1.4498	100.00%	$1.1928	100.00%

Series A Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.2914	95.14%	$1.9336	98.21%
Qualified dividend	—	—%	0.0149	4.86%	0.0352	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$0.3063	100.00%	$1.9688	100.00%

Series B Preferred Shares:
Ordinary non-qualified income	$—	—%	$1.3109	95.14%	$1.9643	98.21%
Qualified dividend	—	—%	0.0669	4.86%	0.0357	1.79%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$1.3778	100.00%	$2.0000	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.1969	98.20%	$1.5461	95.14%	$1.5960	98.22%
Qualified dividend	0.0219	1.80%	0.0789	4.86%	0.0290	1.78%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.2188	100.00%	$1.6250	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$1.1739	98.21%	$0.9099	95.15%	$—	—%
Qualified dividend	0.0214	1.79%	0.0464	4.85%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.1953	100.00%	$0.9563	100.00%	$—	—%

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

Of the common distribution declared on December 15, 2017 and paid on January 12, 2018, $0.3800 was treated as a 2018 distribution for tax purposes. The preferred share distributions declared on December 15, 2017 and paid on January 12, 2018, were treated as 2018 distributions for tax purposes.

For the years ended December 31, 2017, 2016 and 2015, the Operating Partnership income tax expenses was zero, $0.5 million and $0.9 million, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2017	2016	2015
Federal
Current	$4	$(27)	$1,389
Deferred	(89)	(353)	55
State and local
Current	9	93	287
Deferred	224	(171)	(72)
Income tax expense (benefit)	$148	$(458)	$1,659
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015
Statutory federal tax expense (benefit)	$(418)	$(618)	$1,367
State income tax expense (benefit), net of federal tax (benefit) expense	231	(110)	111
Other	335	270	181
Income tax expense (benefit)	$148	$(458)	$1,659

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2017 and 2016, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014 and 2013, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$83,794	$46,952	$68,718
Less: dividends paid on unvested share-based compensation	(415)	(483)	(432)
Net income (loss) available to common shareholders	$83,379	$46,469	$68,286
Denominator:
Weighted-average number of common shares — basic	69,591,973	71,901,499	71,715,870
Effect of dilutive share-based compensation	392,864	471,743	668,419
Weighted-average number of common shares — diluted	69,984,837	72,373,242	72,384,289

Net income (loss) per share available to common shareholders — basic	$1.20	$0.65	$0.95
Net income (loss) per share available to common shareholders — diluted	$1.19	$0.64	$0.94
For the years ended December 31, 2017, 2016 and 2015, 6,319, 114,889 and zero respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $23.4 million, $24.2 million and $23.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2017 and 2016, the Company had $7.1 million and $7.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements. For purposes of the statement of cash flows, changes in restricted cash caused by changes in required reserves for real estate taxes or property insurance are shown as operating activities. Changes in restricted cash caused by changes in required reserves for furniture and fixtures replacement are shown as investing activities.
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

The Hotel Zephyr Fisherman's Wharf is subject to a long-term primary ground lease agreement. Through 2016, the primary ground lease required the hotel to make annual base rental payments of $0.1 million and percentage rental payments based on 5% of room revenues and 7.5% of retail revenues attributed to guest rooms and retail space added to the hotel property in 1998. Beginning in 2017, the primary ground lease requires the hotel to pay percentage rent based on 6% of total room revenues and 7.5% of total retail and parking revenues. The primary ground lease expires in 2062.

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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $13.5 million, $12.1 million and $12.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

Future minimum annual rental payments including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, is as follows as of December 31, 2017 (in thousands):

2018	$8,010
2019	8,073
2020	8,139
2021	8,205
2022	8,274
Thereafter	753,614
Total	$794,315

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Interest paid, net of capitalized interest	$33,999	$41,416	$38,128
Interest capitalized	$—	$492	$598
Income taxes paid	$575	$369	$2,487
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$28,381	$29,773	$24,319
Distributions payable on preferred shares	$3,442	$3,442	$5,550
Issuance of common shares for Board of Trustees compensation	$503	$606	$372
Below (above) market rate contracts assumed in connection with acquisition	$—	$—	$20,110
Accrued additions and improvements to hotel properties	$961	$4,717	$1,262
Write-off of fully depreciated building, furniture, fixtures and equipment	$14,134	$—	$6,013
Write-off of deferred financing costs	$5,956	$1,836	$1,577
In conjunction with the Manhattan Collection joint venture redemption transaction, the Company assumed the following assets and liabilities:
Investment in hotel properties	$—	$319,800	$—
Mortgage loans	$—	$190,000	$—
Note 13. Subsequent Events

On February 14, 2018, the Board of Trustees granted awards of an aggregate of 52,609 service condition restricted common shares and 78,918 target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2021 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2018 through December 31, 2020.

Note 14. Quarterly Operating Results (Unaudited)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2017 and 2016 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$182,178	$205,717	$201,793	$179,629
Net income (loss)	14,089	43,670	30,571	11,932
Net income (loss) attributable to the Company	14,034	43,512	30,443	11,899
Net income (loss) attributable to common shareholders	10,011	39,488	26,420	7,875
Net income (loss) per share available to common shareholders, basic	$0.14	$0.57	$0.38	$0.11
Net income (loss) per share available to common shareholders, diluted	$0.14	$0.57	$0.38	$0.11

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$196,245	$212,272	$208,963	$198,941
Net income (loss)	16,637	74,438	(35,535)	18,422
Net income (loss) attributable to the Company	16,579	74,190	(35,423)	18,358
Net income (loss) attributable to common shareholders	6,566	69,949	(43,897)	14,334
Net income (loss) per share available to common shareholders, basic	$0.09	$0.97	$(0.61)	$0.20
Net income (loss) per share available to common shareholders, diluted	$0.09	$0.96	$(0.61)	$0.20

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2017
(In thousands)

			Initial Costs				Gross Amount at End of Year
Description		Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Sir Francis Drake		$—	$22,500	$60,547	$6,953	$20,863	$22,500	$73,007	$15,356	$110,863	$28,577	$82,286	1928	6/22/2010	3-40 years
InterContinental Buckhead Atlanta		—	25,000	68,844	11,000	13,035	25,000	74,663	18,216	117,879	30,777	87,102	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC		—	—	60,630	2,441	21,997	—	74,976	10,092	85,068	18,812	66,256	1839	9/9/2010	3-40 years
The Grand Hotel Minneapolis		—	4,950	26,616	300	10,540	4,950	33,382	4,074	42,406	10,410	31,996	1912	9/29/2010	3-40 years
Skamania Lodge		—	7,130	44,987	3,523	13,354	7,130	53,347	8,517	68,994	15,666	53,328	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica		—	18,784	81,580	2,295	15,412	18,784	90,481	8,806	118,071	24,122	93,949	1972	11/19/2010	3-40 years
Sofitel Philadelphia		—	18,000	64,256	4,639	9,598	18,000	69,838	8,655	96,493	20,009	76,484	2000	12/3/2010	3-40 years
Argonaut Hotel		—	—	79,492	4,247	7,651	—	83,477	7,913	91,390	21,265	70,125	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	(2)	70,573	25,537	86,089	6,850	21,056	25,537	103,729	10,266	139,532	26,522	113,010	1987	4/6/2011	1-40 years
Hotel Monaco Seattle		—	10,105	38,888	2,073	10,467	10,105	44,207	7,221	61,533	12,983	48,550	1969	4/7/2011	3-40 years
Mondrian Los Angeles		—	20,306	110,283	6,091	11,535	20,306	116,026	11,883	148,215	28,725	119,490	1959	5/3/2011	3-40 years
W Boston		—	19,453	63,893	5,887	11,315	19,453	70,301	10,794	100,548	19,149	81,399	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco		—	7,294	22,166	290	16,173	7,294	34,547	4,082	45,923	8,249	37,674	1913	4/4/2012	3-40 years
Hotel Vintage Seattle		—	8,170	23,557	706	7,698	8,170	28,726	3,235	40,131	6,162	33,969	1922	7/9/2012	3-40 years
Hotel Vintage Portland		—	6,222	23,012	1,093	13,624	6,222	32,844	4,885	43,951	7,067	36,884	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills		—	24,403	93,203	3,600	22,493	24,403	111,667	7,629	143,699	19,693	124,006	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco		—	—	63,430	3,780	8,850	—	69,322	6,738	76,060	14,704	61,356	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown		—	20,103	90,162	6,881	14,747	20,103	101,204	10,586	131,893	20,177	111,716	1988	1/29/2013	3-40 years
Hotel Modera		—	8,215	37,874	1,500	5,645	8,215	41,001	4,018	53,234	6,777	46,457	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf		—	—	116,445	3,550	34,144	—	146,535	7,604	154,139	19,468	134,671	1964	12/9/2013	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2017
(In thousands)

Hotel Zeppelin San Francisco (formerly Prescott Hotel)	—	12,561	43,665	1,094	35,634	12,561	74,507	5,886	92,954	9,537	83,417	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	8,961	18,493	97,380	12,677	128,550	13,973	114,577	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel (formerly The Westin Colonnade Coral Gables)	—	12,108	46,317	1,271	18,940	12,108	58,347	8,181	78,636	8,217	70,419	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	12,965	—	99,234	5,906	105,140	9,242	95,898	1972	11/20/2014	3-40 years
Union Station Hotel Nashville, Autograph Collection	—	—	37,803	6,833	20,051	—	53,521	11,166	64,687	8,717	55,970	1900	12/10/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(50,173)	17,367	174,530	18,200	210,097	18,415	191,682	1972	12/18/2014	3-40 years
LaPlaya Beach Resort and LaPlaya Beach Club	—	112,575	82,117	6,733	12,079	112,575	89,956	10,973	213,504	10,517	202,987	1968	5/21/2015	3-40 years
Hotel Zoe San Francisco (formerly The Tuscan Fisherman's Wharf)	—	29,125	90,323	2,500	18,534	29,125	104,560	6,797	140,482	9,690	130,792	1990	6/11/2015	2-40 years
	$70,573	$472,891	$1,947,010	$116,983	$367,188	$448,401	$2,205,315	$250,356	$2,904,072	$447,622	$2,456,450

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) Encumbrance on the The Westin San Diego Gaslamp Quarter is presented at face value, which excludes deferred financing costs of $0.1 million at December 31, 2017.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2017
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2014	$2,538,270
Acquisitions	323,373
Capital expenditures	101,131
Disposal of Assets	(6,013)
Balance at December 31, 2015	$2,956,761
Acquisitions	319,800
Capital expenditures	105,074
Disposal of Assets	(350,496)
Balance at December 31, 2016	$3,031,139
Acquisitions	—
Capital expenditures	80,737
Disposal of Assets	(207,804)
Balance at December 31, 2017	$2,904,072

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2014	$194,580
Depreciation	94,610
Disposal of Assets	(6,013)
Balance at December 31, 2015	$283,177
Depreciation	101,060
Disposal of Assets	(25,752)
Balance at December 31, 2016	$358,485
Depreciation	101,157
Disposal of Assets	(12,020)
Balance at December 31, 2017	$447,622

The aggregate cost of properties for federal income tax purposes is approximately $2,937,673 thousand as of December 31, 2017.