Form 10-Q
period 2018-03-31
Pebblebrook Hotel Trust
filed 2018-04-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2018
Common shares of beneficial interest ($0.01 par value per share)	69,039,917

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,446,670	$2,456,450
Investment in marketable securities	157,759	—
Ground lease asset, net	28,889	29,037
Cash and cash equivalents	15,969	25,410
Restricted cash	7,254	7,123
Hotel receivables (net of allowance for doubtful accounts of $105 and $245, respectively)	33,798	29,206
Prepaid expenses and other assets	51,587	43,642
Total assets	$2,741,926	$2,590,868
LIABILITIES AND EQUITY
Unsecured revolving credit facilities	$203,000	$45,000
Term loans, net of unamortized deferred financing costs	670,665	670,406
Senior unsecured notes, net of unamortized deferred financing costs	99,398	99,374
Mortgage debt, net of unamortized deferred financing costs	69,875	70,457
Accounts payable and accrued expenses	135,747	141,290
Deferred revenues	28,224	26,919
Accrued interest	3,343	2,073
Distribution payable	31,344	31,823
Total liabilities	1,241,596	1,087,342
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at March 31, 2018 and at December 31, 2017), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,912,185 issued and outstanding at March 31, 2018 and 68,812,575 issued and outstanding at December 31, 2017	689	688
Additional paid-in capital	1,683,046	1,685,437
Accumulated other comprehensive income (loss)	8,936	3,689
Distributions in excess of retained earnings	(197,359)	(191,013)
Total shareholders’ equity	1,495,412	1,498,901
Non-controlling interests	4,918	4,625
Total equity	1,500,330	1,503,526
Total liabilities and equity	$2,741,926	$2,590,868
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2018	2017
Revenues:
Room	$122,471	$125,570
Food and beverage	44,568	43,632
Other operating	14,016	12,976
Total revenues	181,055	182,178
Expenses:
Hotel operating expenses:
Room	31,708	32,983
Food and beverage	30,596	29,288
Other direct and indirect	51,839	52,168
Total hotel operating expenses	114,143	114,439
Depreciation and amortization	24,902	26,296
Real estate taxes, personal property taxes, property insurance, and ground rent	12,115	13,712
General and administrative	2,610	6,151
Impairment and other losses	795	1,049
Gain on insurance settlement	(4,898)	—
Total operating expenses	149,667	161,647
Operating income (loss)	31,388	20,531
Interest income	63	—
Interest expense	(9,811)	(9,341)
Other	2,447	64
Income (loss) before income taxes	24,087	11,254
Income tax (expense) benefit	429	2,835
Net income (loss)	24,516	14,089
Net income (loss) attributable to non-controlling interests	107	55
Net income (loss) attributable to the Company	24,409	14,034
Distributions to preferred shareholders	(4,023)	(4,023)
Net income (loss) attributable to common shareholders	$20,386	$10,011
Net income (loss) per share available to common shareholders, basic	$0.29	$0.14
Net income (loss) per share available to common shareholders, diluted	$0.29	$0.14
Weighted-average number of common shares, basic	68,876,444	71,610,994
Weighted-average number of common shares, diluted	69,208,048	71,892,820

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2018	2017

Comprehensive Income:
Net income (loss)	$24,516	$14,089
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	5,278	2,104
Unrealized gain (loss) on marketable securities	(579)	—
Comprehensive income (loss)	29,215	16,193
Comprehensive income (loss) attributable to non-controlling interests	123	62
Comprehensive income (loss) attributable to the Company	$29,092	$16,131
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(2,210,690)	(22)	(62,422)	—	—	(62,444)	—	(62,444)
Share-based compensation	—	—	208,238	1	850	—	—	851	276	1,127
Distributions on common shares/units	—	—	—	—	—	—	(26,441)	(26,441)	(90)	(26,531)
Distributions on preferred shares	—	—	—	—	—	—	(4,023)	(4,023)	—	(4,023)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	107	107
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,104	—	2,104	—	2,104
Net income (loss)	—	—	—	—	—	—	14,034	14,034	55	14,089
Balance at March 31, 2017	10,000,000	$100	69,937,163	$699	$1,715,272	$(208)	$(185,657)	$1,530,206	$3,780	$1,533,986

Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	(546)	—	—	(545)	276	(269)
Distributions on common shares/units	—	—	—	—	—	—	(26,184)	(26,184)	(90)	(26,274)
Distributions on preferred shares	—	—	—	—	—	—	(4,023)	(4,023)	—	(4,023)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	5,278	—	5,278	—	5,278
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(579)	—	(579)	—	(579)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	24,409	24,409	107	24,516
Balance at March 31, 2018	10,000,000	$100	68,912,185	$689	$1,683,046	$8,936	$(197,359)	$1,495,412	$4,918	$1,500,330

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the three months ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$24,516	$14,089
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,902	26,296
Share-based compensation	(269)	1,127
(Gain) loss on derivative instruments	—	(64)
Amortization of deferred financing costs and mortgage loan premiums	518	399
Impairment and other losses	—	1,049
Non-cash ground rent	676	733
Other	502	15
Changes in assets and liabilities:
Hotel receivables	(4,452)	(2,141)
Prepaid expenses and other assets	(7,717)	(3,009)
Accounts payable and accrued expenses	1,330	(3,034)
Deferred revenues	1,285	1,692
Net cash provided by (used in) operating activities	41,291	37,152
Investing activities:
Improvements and additions to hotel properties	(16,179)	(21,821)
Investment in marketable securities	(158,338)	—
Purchase of corporate office equipment, software, and furniture	(5)	(6)
Property insurance proceeds	97	—
Net cash provided by (used in) investing activities	(174,425)	(21,827)
Financing activities:
Payment of offering costs — common and preferred shares	—	(62)
Payment of deferred financing costs	—	(2)
Contributions from non-controlling interest	—	107
Borrowings under revolving credit facilities	226,286	132,000
Repayments under revolving credit facilities	(68,286)	(10,000)
Repayments of mortgage debt	(592)	(44,996)
Repurchase of common shares	(2,507)	(62,444)
Distributions — common shares/units	(26,753)	(28,029)
Distributions — preferred shares	(4,023)	(4,023)
Proceeds from refundable membership deposits	36	698
Repayments of refundable membership deposits	(337)	(312)
Net cash provided by (used in) financing activities	123,824	(17,063)
Net change in cash and cash equivalents and restricted cash	(9,310)	(1,738)
Cash and cash equivalents and restricted cash, beginning of year	32,533	40,829
Cash and cash equivalents and restricted cash, end of period	$23,223	$39,091
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
As of March 31, 2018, the Company owned 28 hotels with a total of 6,972 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2018, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. Marketable securities are carried at fair value using Level 1 inputs. See Note 5 to the accompanying financial statements for disclosures on the fair value of debt and derivative instruments.
Investment in Hotel Properties
Upon acquisition of a hotel property, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Hotel acquisitions are generally considered to be asset acquisitions defined by ASU 2017-01 and transaction costs related to asset acquisitions are capitalized. Acquisition costs related to business combinations are expensed as incurred and are included in general and administrative expenses on the statement of operations.
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

Investment in Marketable Securities
The Company's investment in marketable securities is classified as available for sale and is reported at fair value, based on quoted market prices. Changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income in the consolidated statements of equity. Investment income, including dividends, is reported as a component of “Other” in the consolidated statements of operations and comprehensive income. Any realized gains and losses are accounted for using the specific identification method. The Company regularly reviews its investment in marketable securities for impairment taking into consideration the length of time and magnitude of the amount that each marketable security is in an unrealized loss position. If the Company does not expect to recover the entire amortized cost basis of a marketable security, it considers the impairment to be other than temporary and will record in earnings the difference between the marketable security’s amortized cost basis and its fair value.
As of March 31, 2018 and December 31, 2017, the carrying values of the investment in marketable securities were $158.3 million and zero, respectively. For the three months ended March 31, 2018 and 2017, unrealized losses recorded in accumulated other comprehensive loss related to the investment were $0.6 million and zero, respectively.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services and are presented on a disaggregated basis on the consolidated statements of operations and comprehensive income. Room revenue is recognized over a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied.
The Company recognizes revenue related to membership initiation fees and deposits over the expected life of an active membership. For refundable membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as other operating revenues on the consolidated statements of operations and comprehensive income over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method using the Company's incremental borrowing rate. The accretion is included in interest expense.
Certain of the Company's hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in the Company's consolidated statements of operations and comprehensive income.
The Company collects sales, use, occupancy and similar taxes at its hotels which are presented on a net basis on the consolidated statements of operations and comprehensive income. Accounts receivable primarily represents receivables from hotel guests who occupy hotel rooms and utilize hotel services. The Company maintains an allowance for doubtful accounts sufficient to cover estimated potential credit losses.
For the three months ended March 31, 2018 and 2017, the Company recognized $14.7 million and $14.0 million, respectively, in revenues that were included in the deferred revenues (contract liabilities) at the beginning of the respective periods.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have a material impact on the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of retained earnings. The adoption of this standard has resulted in the reclassification of certain accounts on the Company's consolidated balance sheets to present deferred revenues (contract liabilities) and additional disclosures. As of March 31, 2018 and December 31, 2017, the Company reclassified $6.9 million and $7.5 million, respectively, from accounts payable and accrued expenses to deferred revenues on the Company's consolidated balance sheets. The Company also considered and determined that presenting revenue disaggregated by rooms, food and beverage, and other depicts the appropriate categories about the nature and timing of its revenue streams and that no additional disaggregation is needed.
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. The standard requires a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. This ASU is expected to result in the recognition of right-to-use assets and related liabilities to account for the Company's future obligations under the ground lease arrangements for which the Company is the lessee. The Company will continue to evaluate the potential effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU-2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Payment, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This guidance is effective for the Company for years beginning after December 15, 2017, but earlier adoption is permitted. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents in the statement of cash flows. This guidance requires companies to show the changes in the total of cash, cash equivalents, restricted cash equivalents in the statement of cash flows. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company's consolidated financial statements. As a result, the Company's consolidated statements of cash flows included changes to cash and cash equivalents and restricted cash for all periods presented.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The changes to the definition of a business will likely result in more of the Company's property acquisitions qualifying as asset acquisitions, which will permit capitalization of acquisition costs. This standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09,  Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award, and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The Company adopted this standard on January 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better align risk management activities in financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The Company adopted this standard on January 1, 2018 and reclassified an immaterial amount from retained earnings to accumulated other comprehensive income. In subsequent periods, any ineffectiveness related to the Company's derivatives instruments are reflected in accumulated other comprehensive income.

Note 3. Acquisition and Disposition of Hotel Properties

The Company had no acquisitions and dispositions during the three months ended March 31, 2018.
The Company will report a disposed or held for sale hotel property or group of hotel properties in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. All other disposed hotel properties will have their operating results reflected within continuing operations on the Company's consolidated statements of operations for all periods presented.
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
For the three months ended March 31, 2018 and 2017, the Company's consolidated statements of operations included operating income of zero and $1.5 million, respectively, related to the sale of the Dumont NYC and the parking garage at the Revere Hotel Boston Common.
The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect in the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$448,401	$448,401
Buildings and improvements	2,217,352	2,205,315
Furniture, fixtures and equipment	243,226	240,842
Construction in progress	9,985	9,514
Investment in hotel properties	$2,918,964	$2,904,072
Less: Accumulated depreciation	(472,294)	(447,622)
Investment in hotel properties, net	$2,446,670	$2,456,450

On September 10, 2017, Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") located in Naples, Florida were impacted by the effects of Hurricane Irma. Hotel Colonnade did not suffer any material damage and remained open. LaPlaya was closed in anticipation of the storm and re-opened in stages beginning in the fourth quarter of 2017 and was fully reopened in January 2018.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. The Company recorded an impairment loss and a corresponding receivable reflecting the insurance proceeds that are probable of receipt up to the amount of loss recorded. As of March 31, 2018, the Company recorded a $4.9 million gain related to business interruption and expense reimbursement claims for the period through December 31, 2017. The Company believes the insurance receivable to be recoverable by considering various factors, including discussions and agreements reached with the insurance providers, consideration of their financial strength and review of the insurance policy provisions and limits. The Company continues to work with its insurance providers to resolve the remaining property and business interruption claims.
Note 5. Debt
Senior Unsecured Revolving Credit Facilities
The Company's $750.0 million unsecured credit facility provides for a $450.0 million unsecured revolving credit facility and a $300.0 million unsecured term loan (the "First Term Loan"). On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The revolving credit facility matures in January 2022 with options to extend the maturity date to January 2023 pursuant to certain terms and conditions and payment of an extension fee.
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
As of March 31, 2018 and December 31, 2017, the Company had $203.0 million and $45.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of March 31, 2018, the Company had $247.0 million borrowing capacity remaining under the revolving credit facility. As of March 31, 2018, the Company was in compliance with the credit agreement debt covenants. For the three months ended March 31, 2018 and 2017, the Company incurred unused commitment fees of $0.2 million and $0.2 million, respectively.
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
As of March 31, 2018 and December 31, 2017, PHL had no borrowings under its revolving credit facility. As of March 31, 2018, there is $10.0 million borrowing capacity remaining under the PHL Credit Facility.
Unsecured Term Loan Facilities
On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The First Term Loan's maturity was extended to January 2023. As of March 31, 2018, the Company had $300.0 million outstanding under the First Term Loan. This term loan facility bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
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
As of March 31, 2018, the Company had $65.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Second Term Loan to up to $150.0 million subject to lender approval.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, the Company amended and restated the credit agreement governing the Third Term Loan. As of March 31, 2018, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
On October 13, 2017, the Company entered into a fourth unsecured term loan facility (the "Fourth Term Loan"). The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of March 31, 2018, the Company had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Fourth Term Loan to up to $250.0 million subject to lender approval.
As of March 31, 2018 and December 31, 2017, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the four unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and First Term Loan. As of March 31, 2018, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $65.0 million of the Second Term Loan and for $10.0 million of the Fourth Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the First Term Loan. On October 13, 2017, the agreement governing the Series A Notes and the Series B Notes was also amended to match the financial and other covenants in the senior unsecured revolving credit facility, as amended and restated. As of March 31, 2018, the Company was in compliance with all such debt covenants.
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. All of the Company's interest rate swaps are cash flow hedges. On January 1, 2018, the Company adopted ASU No. 2017-12, Derivatives and

Hedging: Targeted Improvements to Accounting for Hedging Activities. All unrealized gains and losses on these hedging instruments are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
As of March 31, 2018, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate of the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.11% per annum, based on the Company’s leverage ratio at March 31, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate of a portion of the Fourth Term Loan through April 2022, resulting in a weighted-average effective interest rate of 3.46% per annum, based on the Company’s leverage ratio at March 31, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
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
As of March 31, 2018, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $9.8 million and $0.3 million, respectively, in the accompanying consolidated balance sheets. For the three months ended March 31, 2018 and 2017, there was $5.3 million and $2.1 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2018 and 2017, the Company recorded a gain (loss) of zero and $0.1 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the three months ended March 31, 2018 and 2017, the Company reclassified $0.3 million and $1.1 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $2.1 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
Each of the Company’s mortgage loans is secured by a first mortgage lien or by leasehold interests under the ground lease on the underlying property. The mortgages are non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Debt Summary
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$203,000	$45,000
PHL unsecured revolving credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$203,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,335)	(4,594)
Total term loans			$670,665	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(602)	(626)
Total senior unsecured notes			$99,398	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	69,981	70,573
Mortgage loans at stated value			69,981	70,573
Deferred financing costs, net			(106)	(116)
Total mortgage loans			$69,875	$70,457
Total debt			$1,042,938	$885,237

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At March 31, 2018 and December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of March 31, 2018 and December 31, 2017 was $164.3 million and $167.1 million, respectively.
The Company was in compliance with all debt covenants as of March 31, 2018.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and became authorized but unissued common shares. For the three months ended March 31, 2018, the Company had no repurchases under this program and as of March 31, 2018, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, the Company announced that the Board of Trustees authorized a new share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon completion of the Company's $150.0 million share repurchase program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2018	March 29, 2018	April 16, 2018
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of March 31, 2018 and December 31, 2017, the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
The Series C Preferred Shares and Series D Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series C Preferred Shares prior to March 18, 2018 and may not redeem the Series D Preferred Shares prior to June 9, 2021, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after June 9, 2021, the Company may, at its option, redeem the Series D Preferred Shares, and at any time the Company may, at its option, redeem the Series C Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series C Preferred Share is 2.0325 common shares and each Series D Preferred Share is 1.9794 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2018:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series D	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
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
As of March 31, 2018 and December 31, 2017, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at March 31, 2018, 145,598 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 7. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2018, there were 1,207,886 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	137,105	$30.05
Granted	52,609	$36.86
Vested	(61,982)	$31.35
Forfeited	—	$—
Unvested at March 31, 2018	127,732	$32.22
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2018 and 2017, the Company recognized approximately $0.4 million and $0.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of March 31, 2018, there was $3.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.1 years.
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

On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria as defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares for that measurement period. In January 2017, the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares for that measurement period. In January 2018, the Company issued 72,236 of common shares which represented achieving 145% of the 49,914 target number of shares for that measurement period.
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
On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. In January 2018, these awards vested and the Company issued 14,089 and 2,501 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested was based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2015 through December 31, 2017.
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. In January 2018, these awards vested and the Company issued 1,079 common shares to the employee. The actual number of common shares that ultimately vested was based on three performance criteria as defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2017.
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
On February 14, 2018, the Board of Trustees approved a target award of 78,918 performance-based equity awards to officers and employees of the Company. These awards vest in 2021. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2021 based on two performance criteria as defined in the award agreements for the period of performance from January 1, 2018 through December 31, 2020.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
January 30, 2013
Relative Total Shareholder Return	30.00%	$0.7		31.00%	0.41%	2.20%
Absolute Total Shareholder Return	30.00%	$0.5		31.00%	0.41%	2.20%
EBITDA Comparison	40.00%	$0.7		31.00%	0.41%	2.20%

December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7		29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5		29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8		29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	—	(1)	22.00%	0.68%	2.50%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6		25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2		25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4		25.00%	0.71%	3.00%

February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7		28.00%	1.27%	5.60%

February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5		28.00%	2.37%	4.70%
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2018, there was approximately $7.9 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.0 years. For the three months ended March 31, 2018 and 2017, the Company recognized $(1.0) million and $0.4 million, respectively, in expense related to these awards.
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
As of March 31, 2018, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of March 31, 2018, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of March 31, 2018, of the 236,351 units outstanding, 145,598 LTIP units have vested.
For the three months ended March 31, 2018 and 2017, the Company recognized $0.3 million and $0.3 million, respectively, in expense related to these LTIP units. As of March 31, 2018, there was $1.9 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.9 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 8. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the three months ended March 31, 2018 using an estimated combined federal and state effective tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2018 and December 31, 2017, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014 and 2013, respectively.
Note 9. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$20,386	$10,011
Less: dividends paid on unvested share-based compensation	(83)	(104)
Net income (loss) available to common shareholders	$20,303	$9,907
Denominator:
Weighted-average number of common shares — basic	68,876,444	71,610,994
Effect of dilutive share-based compensation	331,604	281,826
Weighted-average number of common shares — diluted	69,208,048	71,892,820

Net income (loss) per share available to common shareholders — basic	$0.29	$0.14
Net income (loss) per share available to common shareholders — diluted	$0.29	$0.14
For the three months ended March 31, 2018 and 2017, 4,212 and 18,394, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 10. Commitments and Contingencies
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $5.3 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2018 and December 31, 2017, the Company had $7.3 million and $7.1 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.

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

The Hotel Zeppelin San Francisco is subject to a long-term hotel lease for the right to use floors three through seven, the basement and the roof of an adjacent, attached building containing 64 of the 196 guest rooms at the property. The hotel lease expires in 2059, with a one-time extension option of 30 years. The Company is required to pay annual base rent of approximately $0.5 million, beginning in October 2017. The annual base rent is subject to a fixed increase every year during the remaining lease term. The building portion of the long-term hotel lease was determined to be a capital lease.

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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.1 million and $3.3 million for the three months ended March 31, 2018 and 2017, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 11. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2018	2017
	(in thousands)
Interest paid, net of capitalized interest	$7,655	$7,464
Income taxes paid	$—	$79
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$27,902	$28,274
Distributions payable on preferred shares	$3,442	$3,442
Issuance of common shares for Board of Trustees compensation	$662	$503
Accrued additions and improvements to hotel properties	$1,286	$4,525
Write-off of deferred financing costs	$—	$356

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Overview

The U.S. lodging industry is expected to continue to generate moderate revenue growth in 2018. Corporate business travel demand has recently improved along with positive business sentiment and a growing global economy. Leisure travel demand is solid, but international inbound travel demand continues to exhibit weakness. On average, supply has increased, in many of the larger urban markets such as New York, Boston, Los Angeles, Miami, Nashville, Philadelphia, Portland, Seattle and Washington, D.C. As a result, we expect that the urban markets will continue to underperform the U.S. lodging industry’s modest RevPAR growth in 2018.
We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio. During the first quarter, our hotels performed better than expected and we are encouraged by the positive travel trends in increased short-term group and transient bookings, fewer cancellations, better group attendance and increased overall group spend, as well as solid demand from the leisure segment. The overall improvements in business travel trends has been broad based across our portfolio. These trends seem to be continuing into the second quarter.
The remediation of our 189-room LaPlaya Beach Resort and LaPlaya Beach Club (“LaPlaya”) property following damage caused by Hurricane Irma was completed and all rooms were placed back into service during this quarter. We agreed to a $4.9 million settlement with our insurance carriers for business interruption and expense reimbursement claims for the period through December 31, 2017. We continue to work with our insurance providers to resolve the remaining property and business interruption claims.
During the quarter ended March 31, 2018, we invested approximately $157.8 million in marketable securities representing approximately 4.8 percent of the outstanding shares of LaSalle Hotel Properties. During the quarter, we also proposed a business combination with LaSalle Hotel Properties.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017

Same-Property Occupancy	79.8%	80.5%
Same-Property ADR	$244.44	$242.82
Same-Property RevPAR	$195.17	$195.53

The table above includes information from all of the hotels we owned as of March 31, 2018. These hotel results for the respective periods include information reflecting operational performance for some hotels prior to our ownership of those hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Net income (loss)	$24,516	$14,089
Adjustments:
Depreciation and amortization	24,849	26,237
Impairment loss	—	1,049
FFO	$49,365	$41,375
Distribution to preferred shareholders	(4,023)	(4,023)
FFO available to common share and unit holders	$45,342	$37,352
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We believe that EBITDA provides investors a useful financial measure to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA for the three months ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Net income (loss)	$24,516	$14,089
Adjustments:
Interest expense	9,811	9,341
Income tax expense (benefit)	(429)	(2,835)
Depreciation and amortization	24,902	26,296
EBITDA	$58,800	$46,891
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
Results of Operations
At March 31, 2018 and 2017, we had 28 and 29 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2018 and 2017. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended March 31, 2018 and 2017
Dumont NYC	(1)	New York, NY	October 19, 2016	X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016. We subsequently sold this property on June 20, 2017.
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
Revenues — Total hotel revenues decreased by $1.1 million due to the revenue decline at the non-comparable property of $3.5 million, a decline in parking revenue at the Revere Hotel Boston Common as a result of the sale of the parking garage in 2017, a decline in revenues at the Hotel Monaco Washington DC due to the presidential inauguration and Women's March which occurred in January 2017 and a decline in revenue at Hotel Vintage Portland due to the renovation and closure of its restaurant in 2018. These declines were offset by increases in rooms and food and beverage revenue in 2018 at the Revere Hotel Boston Common and Hotel Zoe San Francisco due to renovations which were ongoing during the first quarter of 2017.
Hotel operating expenses — Total hotel operating expenses decreased $0.3 million, which was a result of a decline in expenses of $3.2 million from the non-comparable properties offset by increases in expenses at Revere Hotel Boston Common and Hotel Zoe San Francisco which were under renovations during the first quarter of 2017.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.4 million primarily due to the reduction in depreciation from the non-comparable properties offset by additional depreciation on an increase in assets as a result of the renovations at the Hotel Palomar Los Angeles Beverly Hills and Union Station Hotel Nashville, Autograph Collection.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.6 million primarily due to a real estate tax adjustment recorded in the first quarter of 2017 as a result of a higher than estimated assessment on one property. There was no similar adjustment in the first quarter of 2018. In addition, there was a decline in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable properties. Real estate taxes for the rest of the portfolio and ground rent were consistent with the prior year.
Corporate general and administrative — Corporate general and administrative expenses decreased by $3.5 million due to a decrease in share-based compensation as a result of a reduction in the number of performance shares expected to vest and a decrease in bonus expense as a result of a lower bonus payouts. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $0.3 million. An impairment of $1.0 million was recognized in the first quarter of 2017. In the first quarter of 2018, the Company incurred $0.8 million in costs related to the property damage sustained by LaPlaya from Hurricane Irma which are expected to be recovered through insurance proceeds.
Gain on insurance settlement — Gain on insurance settlement increased by $4.9 million as a result of the settlement of business interruption claim for the Hurricane Irma costs and lost profits at LaPlaya for the period through December 31, 2017.
Interest expense — Interest expense increased by $0.5 million as a result of higher borrowings under the revolving credit facility during 2018.
Other — Other income increased by $2.4 million due to dividend income from marketable securities.
Income tax (expense) benefit — Income tax benefit decreased by $2.4 million due primarily to a decrease in taxable loss of PHL during the first quarter of 2018 compared to the first quarter of 2017 in addition to a decline in our effective tax rate.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Other comprehensive income (loss) — Other comprehensive income increased by $2.6 million primarily as a result of an increase in unrealized gain from interest rate swap derivatives and change in fair value of our marketable securities.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of March 31, 2018, we had $203.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of March 31, 2018, we had $247.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan through January 15, 2020. The First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on our leverage ratio at March 31, 2018.
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
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, we amended and restated the credit agreement governing the Third Term Loan. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate through January 2021, resulting in a weighted-average effective interest rate of 3.11%, based on our leverage ratio at March 31, 2018.
The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of March 31, 2018, we had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60% depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on $100.0 million of the Fourth Term Loan resulting in a weighted-average effective interest rate of 3.46%, based on the Company’s leverage ratio at March 31, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at LIBOR plus 1.70% to 2.60%, depending on our leverage ratio. We have the ability to increase the aggregate borrowing capacity to up to $250.0 million, subject to lender approval.
We did not make any changes to our interest rate swap agreements.
On November 12, 2015, we issued $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes"). On November 12, 2015, we issued $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The agreement governing the Series A Notes and the Series B Notes was also amended on October 13, 2017 to match the financial and other covenants in our senior unsecured revolving credit facility, as amended and restated.
On May 17, 2017, PHL entered into another $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2017, we amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as our senior unsecured revolving credit facility, as amended and restated. Borrowings under the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As of March 31, 2018, we had no borrowings under the PHL Credit Facility.

Debt Summary
Debt as of March 31, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$203,000	$45,000
PHL unsecured revolving credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$203,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,335)	(4,594)
Total term loans			$670,665	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(602)	(626)
Total senior unsecured notes			$99,398	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	69,981	70,573
Mortgage loans at stated value			69,981	70,573
Deferred financing costs, net			(106)	(116)
Total mortgage loans			$69,875	$70,457
Total debt			$1,042,938	$885,237
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At March 31, 2018 and December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.
Issuance of Shares of Beneficial Interest
On March 5, 2014, we entered into equity distribution agreements (collectively, the “Equity Distribution Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Raymond James & Associates, Inc. (collectively, the “Sales Agents”), providing for our sale from time to time of our common shares having an aggregate offering price of up to $175.0 million, pursuant to a prospectus supplement we filed with the SEC, through any of the Sales Agents, acting as sales agent and/or principal, through an at-the-market offering program (our “ATM program”). At the same time, we terminated our prior $170.0 million ATM program. No common shares were issued or sold under our ATM program during the three months ended March 31, 2018. As of March 1, 2017, $159.8 million in common shares remained available for issuance under the $175.0 million ATM program, and on that date the program was terminated.
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $41.3 million for the three months ended March 31, 2018. Our cash from operations includes the operating activities of the 28 hotels we owned as of March 31, 2018. Our cash provided by operating activities was $37.2 million for the three months ended March 31, 2017. Our cash from operations includes the operating activities of the 29 hotels we wholly owned as of March 31, 2017.
Cash Used in Investing Activities. Our cash used in investing activities was $174.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we invested $16.2 million in improvements to our hotel properties and purchased $158.3 million in marketable securities. Our cash used in investing activities was $21.8 million for the three months ended March 31, 2017. During the three months ended March 31, 2017, we invested $21.8 million in improvements to our hotel properties.
Cash Provided by Financing Activities. Our cash provided by financing activities was $123.8 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we borrowed $226.3 million under the revolving credit facilities (a portion of which was used to purchase the marketable securities described above in "Cash Used in Investing Activities"), repaid $68.3 million under the revolving credit facilities, repaid $0.6 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $30.8 million in distributions and paid $0.3 million in other transactions. For the three months ended March 31, 2017, cash used in financing activities was $17.1 million. During the three months ended March 31, 2017, we borrowed $132.0 million under the Revolver, repaid $10.0 million under the Revolver, repaid $45.0 million of mortgage debt, repurchased $62.4 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $32.1 million in distributions and received $0.4 million in other transactions.
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

For the three months ended March 31, 2018, we invested $16.2 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $40.0 million to $50.0 million in capital investments for our hotels through the remainder of 2018, including approximately $17.0 million at the Mondrian Los Angeles.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$74,650	$4,966	$69,684	$—	$—
Term loans (2)	778,423	23,203	244,802	393,938	116,480
Unsecured notes (1)	132,696	4,792	9,584	9,584	108,736
Borrowings under credit facilities (3)	230,131	7,145	14,309	208,677	—
Hotel and ground leases (4)	753,329	7,348	14,803	14,952	716,226
Capital lease obligation	36,398	300	652	726	34,720
Refundable membership initiation deposits (5)	31,703	308	—	—	31,395
Purchase commitments (6)	3,966	3,966	—	—	—
Corporate office lease	3,088	391	814	859	1,024
Total	$2,044,384	$52,419	$354,648	$628,736	$1,008,581
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for certain term loans. At March 31, 2018, the Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2018. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
The long-term ground leases on the Hotel Monaco Washington DC and Argonaut Hotel provide for the greater of base or percentage rent, adjusted for CPI increases. The long-term hotel lease on the Hotel Zelos San Francisco provides for base rent plus percentage rent, adjusted for CPI increases and contains a base rent floor and ceiling. The long-term leases on the Hotel Zephyr Fisherman's Wharf provide for base plus percentage rent through 2016 and rent as a percentage of revenues and net income, as adjusted and defined in the agreements, in 2017 and thereafter. The long-term hotel lease on Hotel Zeppelin San Francisco was determined to be both an operating and capital lease. The lease contains a fixed base rental increase every year during the lease term. The long-term ground lease on the Hotel Palomar Los Angeles Beverly Hills provides for base rent, adjusted for CPI increases every five years. This lease has 19 five-year renewal options and the table assumes the exercise of all 19 renewal options. The long-term ground lease on the Union Station Hotel Nashville, Autograph Collection provides for annual base rent equal to the greater of $0.1 million or annual real property taxes. The table above reflects only minimum base rent for all periods presented and does not include assumptions for CPI adjustments.

(5)	Represents refundable initiation membership deposits from club members at LaPlaya.

(6)
Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements.

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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose the Company to credit risk in the event of non-performance by the counter parties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.
As of March 31, 2018, the Company had interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan resulting in a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.36% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at March 31, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate on the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.11% per annum, based on the Company’s leverage ratio at March 31, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on a portion of the Fourth Term Loan, resulting in a weighted-average effective interest rate of 3.46% per annum, based on the Company’s leverage ratio at March 31, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2018, there was $5.3 million in unrealized gain (loss) recorded in accumulated other comprehensive income. For the three months ended March 31, 2017, the Company recorded a gain (loss) of $2.1 million in unrealized gain recorded in accumulated other comprehensive income.
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

As of March 31, 2018, $278.0 million of the Company's aggregate indebtedness (27% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.3 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 - January 31, 2018	27,793	$37.17	—	—
February 1, 2018 - February 28, 2018	—	$—	—	—
March 1, 2018 - March 31, 2018	41,894	$35.18	—	—
Total	69,687	$35.97	—	$56,600,000
_____________________________
(1) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 6 to the accompanying financial statements for more information about the $100.0 million share repurchase program.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1*
Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on February 16, 2018).

10.2*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 16, 2018).

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

PEBBLEBROOK HOTEL TRUST

Date:	April 26, 2018	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer