Form 10-Q
period 2018-06-30
Pebblebrook Hotel Trust
filed 2018-07-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common shares of beneficial interest ($0.01 par value per share)	69,039,917

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,439,140	$2,456,450
Investment in marketable securities	369,999	—
Ground lease asset, net	28,742	29,037
Cash and cash equivalents	17,253	25,410
Restricted cash	8,263	7,123
Hotel receivables (net of allowance for doubtful accounts of $211 and $245, respectively)	34,971	29,206
Prepaid expenses and other assets	55,762	43,642
Total assets	$2,954,130	$2,590,868
LIABILITIES AND EQUITY
Unsecured revolving credit facilities	$383,000	$45,000
Term loans, net of unamortized deferred financing costs	670,888	670,406
Senior unsecured notes, net of unamortized deferred financing costs	99,422	99,374
Mortgage debt, net of unamortized deferred financing costs	69,304	70,457
Accounts payable and accrued expenses	138,750	141,290
Deferred revenues	26,433	26,919
Accrued interest	2,270	2,073
Distribution payable	31,429	31,823
Total liabilities	1,421,496	1,087,342
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at June 30, 2018 and at December 31, 2017), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,912,185 issued and outstanding at June 30, 2018 and 68,812,575 issued and outstanding at December 31, 2017	689	688
Additional paid-in capital	1,684,638	1,685,437
Accumulated other comprehensive income (loss)	11,527	3,689
Distributions in excess of retained earnings	(169,600)	(191,013)
Total shareholders’ equity	1,527,354	1,498,901
Non-controlling interests	5,280	4,625
Total equity	1,532,634	1,503,526
Total liabilities and equity	$2,954,130	$2,590,868
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues:
Room	$142,018	$142,522	$264,489	$268,092
Food and beverage	49,210	48,387	93,778	92,019
Other operating	15,273	14,808	29,289	27,784
Total revenues	206,501	205,717	387,556	387,895
Expenses:
Hotel operating expenses:
Room	33,157	34,640	64,865	67,623
Food and beverage	32,328	32,202	62,924	61,490
Other direct and indirect	54,523	54,281	106,362	106,449
Total hotel operating expenses	120,008	121,123	234,151	235,562
Depreciation and amortization	24,562	25,950	49,464	52,246
Real estate taxes, personal property taxes, property insurance, and ground rent	12,488	12,038	24,603	25,750
General and administrative	8,569	6,427	11,179	12,578
Impairment and other losses	583	—	1,378	1,049
Gain on insurance settlement	(8,190)	—	(13,088)	—
Total operating expenses	158,020	165,538	307,687	327,185
Operating income (loss)	48,481	40,179	79,869	60,710
Interest income	59	96	122	96
Interest expense	(10,816)	(9,705)	(20,627)	(19,046)
Other	22,909	(64)	25,356	—
Gain on sale of hotel properties	—	14,587	—	14,587
Income (loss) before income taxes	60,633	45,093	84,720	56,347
Income tax (expense) benefit	(2,338)	(1,423)	(1,909)	1,412
Net income (loss)	58,295	43,670	82,811	57,759
Net income (loss) attributable to non-controlling interests	192	158	299	213
Net income (loss) attributable to the Company	58,103	43,512	82,512	57,546
Distributions to preferred shareholders	(4,024)	(4,024)	(8,047)	(8,047)
Net income (loss) attributable to common shareholders	$54,079	$39,488	$74,465	$49,499
Net income (loss) per share available to common shareholders, basic	$0.78	$0.57	$1.08	$0.70
Net income (loss) per share available to common shareholders, diluted	$0.78	$0.57	$1.07	$0.70
Weighted-average number of common shares, basic	68,912,185	69,168,788	68,894,413	70,383,149
Weighted-average number of common shares, diluted	69,204,571	69,468,354	69,227,098	70,706,802

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Comprehensive Income:
Net income (loss)	$58,295	$43,670	$82,811	$57,759
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	2,012	(1,293)	7,290	811
Other	579	—	—	—
Comprehensive income (loss)	60,886	42,377	90,101	58,570
Comprehensive income (loss) attributable to non-controlling interests	201	154	324	216
Comprehensive income (loss) attributable to the Company	$60,685	$42,223	$89,777	$58,354
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,331,478)	(33)	(95,830)	—	—	(95,863)	—	(95,863)
Share-based compensation	—	—	208,238	1	2,633	—	—	2,634	552	3,186
Distributions on common shares/units	—	—	—	—	—	—	(52,862)	(52,862)	(180)	(53,042)
Distributions on preferred shares	—	—	—	—	—	—	(8,047)	(8,047)	(16)	(8,063)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	811	—	811	—	811
Net income (loss)	—	—	—	—	—	—	57,546	57,546	213	57,759
Balance at June 30, 2017	10,000,000	$100	68,816,375	$688	$1,683,647	$(1,501)	$(172,590)	$1,510,344	$4,107	$1,514,451

Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	1,046	—	—	1,047	552	1,599
Distributions on common shares/units	—	—	—	—	—	—	(52,504)	(52,504)	(180)	(52,684)
Distributions on preferred shares	—	—	—	—	—	—	(8,047)	(8,047)	(16)	(8,063)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	7,290	—	7,290	—	7,290
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	82,512	82,512	299	82,811
Balance at June 30, 2018	10,000,000	$100	68,912,185	$689	$1,684,638	$11,527	$(169,600)	$1,527,354	$5,280	$1,532,634

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$82,811	$57,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	49,464	52,246
Share-based compensation	1,599	3,186
(Gain) loss on marketable securities	(20,477)	—
Amortization of deferred financing costs and mortgage loan premiums	1,043	704
Gain on sale of hotel properties	—	(14,587)
Impairment and other losses	—	1,049
Non-cash ground rent	1,350	1,467
Other	1,146	1,438
Changes in assets and liabilities:
Hotel receivables	(5,731)	(7,180)
Prepaid expenses and other assets	(11,355)	(3,891)
Accounts payable and accrued expenses	3,140	1,755
Deferred revenues	(501)	(444)
Net cash provided by (used in) operating activities	102,489	93,502
Investing activities:
Improvements and additions to hotel properties	(35,301)	(47,364)
Proceeds from sale of hotel properties	—	203,189
Investment in marketable securities	(356,180)	—
Sale of marketable securities	6,658	—
Purchase of corporate office equipment, software, and furniture	(26)	(10)
Property insurance proceeds	2,648	—
Net cash provided by (used in) investing activities	(382,201)	155,815
Financing activities:
Payment of offering costs — common and preferred shares	—	(62)
Payment of deferred financing costs	(42)	(85)
Contributions from non-controlling interest	—	106
Borrowings under revolving credit facilities	465,373	194,922
Repayments under revolving credit facilities	(127,373)	(233,922)
Repayments of mortgage debt	(1,175)	(71,170)
Repurchase of common shares	(2,507)	(95,862)
Distributions — common shares/units	(53,078)	(54,747)
Distributions — preferred shares	(8,047)	(8,047)
Proceeds from refundable membership deposits	30	264
Repayments of refundable membership deposits	(486)	(501)
Net cash provided by (used in) financing activities	272,695	(269,104)
Net change in cash and cash equivalents and restricted cash	(7,017)	(19,787)
Cash and cash equivalents and restricted cash, beginning of year	32,533	40,829
Cash and cash equivalents and restricted cash, end of period	$25,516	$21,042
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
As of June 30, 2018, the Company owned 28 hotels with a total of 6,973 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2018, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Investment in Hotel Properties
Upon acquisition of a hotel property, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Hotel acquisitions are generally considered to be asset acquisitions defined by ASU 2017-01 and transaction costs related to asset acquisitions are capitalized. Acquisition costs related to business combinations are expensed as incurred and are included in general and administrative expenses on the consolidated statements of operations and comprehensive income.
Hotel renovations and replacements of assets that improve or extend the life of an asset are recorded at cost and depreciated over their estimated useful lives. Assets under capital leases are recorded at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
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
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of the Board of Trustees has been obtained, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss, together with the related operating results, as continuing or discontinuing operations on the consolidated statements of operations and comprehensive income and classify the assets and related liabilities as held for sale on the consolidated balance sheets.
Investment in Marketable Securities
The Company's investment in marketable securities consists of common shares and is reported at fair value, based on quoted market prices. Changes in the fair value of equity securities and investment income, including dividends, are reported as a component of “Other” in the consolidated statements of operations and comprehensive income.
As of June 30, 2018, the Company owned 10,809,215 common shares of LaSalle Hotel Properties. For the six months ended June 30, 2018 and 2017, unrealized gains on these marketable securities were $20.2 million and zero, respectively.
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied.
The Company recognizes revenue related to nonrefundable membership initiation fees and refundable membership initiation deposits over the expected life of an active membership. For refundable membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as other operating revenues on the consolidated statements of operations and comprehensive income over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method using the Company's incremental borrowing rate. The accretion is included in interest expense.
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
Recent Accounting Standards
In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted this standard on January 1, 2018 using the modified retrospective transition method. Due to the short-term nature of the Company's revenue streams, the adoption of this standard did not have a material impact on the amount and timing of revenue recognition for revenues from rooms, food and beverage, and other ancillary services. The adoption of this standard had no impact on the Company's revenue or net income, and, therefore, no adjustment was recorded to the Company's opening balance of retained earnings. The adoption of this standard has resulted in the reclassification of certain accounts on the Company's consolidated balance sheets to present deferred revenues (contract liabilities) and additional disclosures. As of December 31, 2017, the Company reclassified $7.5 million from accounts payable and accrued expenses to deferred revenues on the Company's consolidated balance sheets.
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

The Company had no acquisitions and dispositions during the six months ended June 30, 2018.
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
For the three and six months ended June 30, 2017, the Company's consolidated statements of operations included operating income of $2.8 million and $4.2 million, respectively, related to the sale of the Dumont NYC and the parking garage at the Revere Hotel Boston Common.
The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$448,401	$448,401
Buildings and improvements	2,227,616	2,205,315
Furniture, fixtures and equipment	250,831	240,842
Construction in progress	8,921	9,514
Investment in hotel properties	$2,935,769	$2,904,072
Less: Accumulated depreciation	(496,629)	(447,622)
Investment in hotel properties, net	$2,439,140	$2,456,450

On September 10, 2017, Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") located in Naples, Florida were impacted by Hurricane Irma. Hotel Colonnade did not suffer any material damage and remained open. LaPlaya was closed in anticipation of the storm and re-opened in stages beginning in the fourth quarter of 2017 and was fully reopened in January 2018.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of June 30, 2018, the Company reached a final agreement with the insurance carriers totaling $20.5 million, and the Company recognized a gain of $8.2 million and $13.1 million for the three and six months ended June 30, 2018, respectively.
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
As of June 30, 2018 and December 31, 2017, the Company had $383.0 million and $45.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of June 30, 2018, the Company had $67.0 million borrowing capacity remaining under the revolving credit facility. As of June 30, 2018, the Company was in compliance with the credit agreement debt covenants. For the three and six months ended June 30, 2018, the Company incurred unused commitment fees of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2017, the Company incurred unused commitment fees of $0.1 million and $0.4 million, respectively.
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
As of June 30, 2018 and December 31, 2017, PHL had no borrowings under its revolving credit facility. As of June 30, 2018, there is $10.0 million borrowing capacity remaining under the PHL Credit Facility.
Unsecured Term Loan Facilities
On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The First Term Loan's maturity was extended to January 2023. As of June 30, 2018, the Company had $300.0 million outstanding under the First Term Loan. This term loan facility bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
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
As of June 30, 2018, the Company had $65.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Second Term Loan to up to $150.0 million subject to lender approval.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, the Company amended and restated the credit agreement governing the Third Term Loan. As of June 30, 2018, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
On October 13, 2017, the Company entered into a fourth unsecured term loan facility (the "Fourth Term Loan"). The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of June 30, 2018, the Company had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70%

to 2.60%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Fourth Term Loan to up to $250.0 million subject to lender approval.
As of June 30, 2018 and December 31, 2017, the Company had $675.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the four unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and First Term Loan. As of June 30, 2018, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for all of its unsecured term loan facilities, except for $65.0 million of the Second Term Loan and for $10.0 million of the Fourth Term Loan (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the First Term Loan. On October 13, 2017, the agreement governing the Series A Notes and the Series B Notes was also amended to match the financial and other covenants in the senior unsecured revolving credit facility, as amended and restated. As of June 30, 2018, the Company was in compliance with all such debt covenants.
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
As of June 30, 2018, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at June 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate of the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.21% per annum, based on the Company’s leverage ratio at June 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate of a portion of the Fourth Term Loan through April 2022, resulting in a weighted-average effective interest rate of 3.56% per annum, based on the Company’s leverage ratio at June 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
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
As of June 30, 2018, the Company's derivative instruments were in an asset position, with aggregate asset fair values of $11.5 million, in the accompanying consolidated balance sheets. For the six months ended June 30, 2018 and 2017, there was $7.3 million and $0.8 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2017, the Company recorded a gain (loss) of $(0.1) million and zero, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. There were no ineffectiveness for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2018, the Company reclassified $(0.2) million and $0.1 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and six months ended June 30, 2017, the Company reclassified $0.7 million and $1.8 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $3.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
The Company’s mortgage loan is secured by a first mortgage lien on the underlying property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Debt Summary
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$383,000	$45,000
PHL unsecured revolving credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$383,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,112)	(4,594)
Total term loans			$670,888	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(578)	(626)
Total senior unsecured notes			$99,422	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	69,398	70,573
Mortgage loans at stated value			69,398	70,573
Deferred financing costs, net			(94)	(116)
Total mortgage loans			$69,304	$70,457
Total debt			$1,222,614	$885,237

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At June 30, 2018 and December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of June 30, 2018 and December 31, 2017 was $163.3 million and $167.1 million, respectively.
The Company was in compliance with all debt covenants as of June 30, 2018.
Note 6. Revenue
The Company presents revenue on a disaggregated basis on the consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
San Francisco, CA	$48,285	$40,666	$92,733	$84,650
Los Angeles, CA	32,736	33,679	62,465	62,499
San Diego, CA	16,995	17,831	34,124	35,934
Boston, MA	21,770	23,240	34,088	34,944
Seattle, WA	9,104	8,668	15,525	14,583
Portland, OR	26,492	26,629	44,905	45,296
Other (1)	51,119	55,004	103,716	109,989
	$206,501	$205,717	$387,556	$387,895
(1) Other includes: Atlanta (Buckhead), GA, Coral Gables, FL, Minneapolis, MN, Naples, FL, Nashville, TN, Philadelphia, PA, Washington, DC, and New York City, NY.
Payments from customers are primarily made when services are provided. Due to the short-term nature of the Company's contracts and the almost simultaneous receipt of payment, almost all of the contract liability balance at the beginning of the year is expected to be recognized as revenue over the next 12 months.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the six months ended June 30, 2018, the Company had no repurchases under this program and as of June 30, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2018	March 29, 2018	April 16, 2018
$0.38	June 30, 2018	June 29, 2018	July 16, 2018
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of June 30, 2018 and December 31, 2017, the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2018:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2018	March 29, 2018	April 16, 2018
6.50% Series C	$0.41	June 30, 2018	June 29, 2018	July 16, 2018
6.375% Series D	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series D	$0.40	June 30, 2018	June 29, 2018	July 16, 2018
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

As of June 30, 2018 and December 31, 2017, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at June 30, 2018, 145,598 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2018, there were 1,207,886 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	137,105	$30.05
Granted	52,609	36.86
Vested	(61,982)	31.35
Forfeited	—	—
Unvested at June 30, 2018	127,732	$32.22
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2018, the Company recognized approximately $0.5 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statement of operations. For the three and six months ended June 30, 2017, the Company recognized approximately $0.5 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of June 30, 2018, there was $3.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2018, there was approximately $6.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the three and six months ended June 30, 2018, the Company recognized $1.1 million and $0.1 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2017, the Company recognized $1.3 million and $1.7 million, respectively, in expense related to these awards.
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
As of June 30, 2018, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2018, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of June 30, 2018, of the 236,351 units outstanding, 145,598 LTIP units have vested.
For the three and six months ended June 30, 2018 , the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these LTIP units. For the three and six months ended June 30, 2017, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these LTIP units. As of June 30, 2018, there was $1.6 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.8 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the six months ended June 30, 2018 using an estimated combined federal and state effective tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2018 and December 31, 2017, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014 and 2013, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$54,079	$39,488	$74,465	$49,499
Less: dividends paid on unvested share-based compensation	(83)	(104)	(166)	(207)
Undistributed earnings attributable to share-based compensation	(88)	(52)	(69)	—
Net income (loss) available to common shareholders	$53,908	$39,332	$74,230	$49,292
Denominator:
Weighted-average number of common shares — basic	68,912,185	69,168,788	68,894,413	70,383,149
Effect of dilutive share-based compensation	292,386	299,566	332,685	323,653
Weighted-average number of common shares — diluted	69,204,571	69,468,354	69,227,098	70,706,802

Net income (loss) per share available to common shareholders — basic	$0.78	$0.57	$1.08	$0.70
Net income (loss) per share available to common shareholders — diluted	$0.78	$0.57	$1.07	$0.70
For the three and six months ended June 30, 2018, 83,130 and 4,212, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 17,758 and 18,394 unvested service condition restricted shares and performance-based equity awards excluded from diluted weighted-average common shares for the three and six months ended June 30, 2017, respectively, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from five years to 21 years, not including renewals, and five years to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to four times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.1 million and $11.4 million for the three and six months ended June 30, 2018, respectively, and $6.1 million and $11.5 million for the three and six months ended June 30, 2017, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2018 and December 31, 2017, the Company had $8.3 million and $7.1 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.4 million and $6.5 million for the three and six months ended June 30, 2018, respectively, and $3.4 million and $6.6 million for the three and six months ended June 30, 2017, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2018	2017
	(in thousands)
Interest paid, net of capitalized interest	$18,729	$17,871
Income taxes paid	$99	$540
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$27,987	$28,066
Distributions payable on preferred shares	$3,442	$3,442
Issuance of common shares for Board of Trustees compensation	$662	$503
Accrued additions and improvements to hotel properties	$1,566	$514
Write-off of deferred financing costs	$—	$776

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
Overview

The U.S. lodging industry is expected to continue to generate revenue growth during the second half of 2018. Corporate business travel demand has recently improved along with positive business sentiment and a growing global economy. Leisure travel demand is solid, and international inbound travel demand started to grow. On average, supply has increased in many of the larger urban markets such as New York, Boston, Los Angeles, Miami, Nashville, Philadelphia, Portland, Seattle and Washington, D.C. As a result, we expect that the larger urban markets in general will continue to underperform the U.S. lodging industry’s modest RevPAR growth in 2018.
We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio. In the second quarter, we saw significant gains in revenues and EBITDA at our recently renovated Hotel Zoe Fisherman's Wharf, following its transformation completed last year and Hotel Zeppelin San Francisco following its transformation and reopening in spring 2016. During the second quarter, our hotels performed better than expected, and we are encouraged by the positive travel trends in increased short-term group and transient bookings, fewer cancellations, better group attendance and increased overall group spend, as well as solid demand from the leisure segment. The overall improvements in business travel trends have been broad based across our portfolio. Our hotels continue to see strong revenue growth bolstered by our efforts to add value through enhanced amenities and redeveloped food and beverage outlets and public areas.
The remediation of our 189-room LaPlaya Beach Resort and LaPlaya Beach Club (“LaPlaya”) property following damage caused by Hurricane Irma was completed in January 2018 but we expect to complete additional repair work through the third quarter of 2018. As of June 30, 2018, we reached a final agreement with our insurance carriers totaling $20.5 million, and we recognized a gain of $8.2 million and $13.1 million for the three and six months ended June 30, 2018, respectively.
As of June 30, 2018, we owned 10,809,215 common shares of LaSalle Hotel Properties representing approximately 9.8 percent of such outstanding common shares. The total value of this investment was $370.0 million on June 30, 2018, based on the closing market price of such shares on that date. While our most recent offer to strategically combine with Lasalle Hotel Properties was rejected, we continue to pursue our proposed business combination with LaSalle Hotel Properties and our most recent offer remains outstanding.
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

Key Indicators of Financial Condition and Operating Performance

We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Matters" for further discussion of FFO, EBITDA and EBIDTAre.

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2018 and 2017.

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Same-Property Occupancy	87.8%	86.9%	83.9%	83.7%
Same-Property ADR	$254.81	$251.08	$249.90	$247.13
Same-Property RevPAR	$223.81	$218.19	$209.57	$206.93

The table above includes information from all of the hotels we owned as of June 30, 2018.

Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO, EBITDA and EBITDAre, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.
We calculate FFO in accordance with standards established by Nareit, which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets (including impairment of real estate related joint ventures), the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization, gains (losses) from sales of real estate and impairments of real estate assets (including impairment of real estate related joint ventures), all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$58,295	$43,670	$82,811	$57,759
Adjustments:
Depreciation and amortization	24,510	25,892	49,359	52,129
(Gain) loss on sale of hotel properties	—	(14,587)	—	(14,587)
Impairment loss	—	—	—	1,049
FFO	$82,805	$54,975	$132,170	$96,350
Distribution to preferred shareholders	(4,024)	(4,024)	(8,047)	(8,047)
FFO available to common share and unit holders	$78,781	$50,951	$124,123	$88,303
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. The white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate” approved by Nareit defines EBITDAre as net income or loss (computed in accordance with U.S. GAAP), excluding interest expense, income tax, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and after comparable adjustments for our portion of these items related to unconsolidated affiliates. We believe that EBITDA and EBITDAre provide investors useful financial measures to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$58,295	$43,670	$82,811	$57,759
Adjustments:
Interest expense	10,816	9,705	20,627	19,046
Income tax expense (benefit)	2,338	1,423	1,909	(1,412)
Depreciation and amortization	24,562	25,950	49,464	52,246
EBITDA	$96,011	$80,748	$154,811	$127,639
Gain on sale of hotel properties	—	(14,587)	—	(14,587)
Impairment loss	—	—	—	1,049
EBITDAre	$96,011	$66,161	$154,811	$114,101

FFO, EBITDA and EBITDAre do not represent cash generated from operating activities as determined by U.S. GAAP and should not be considered as alternatives to U.S. GAAP net income (loss), as indications of our financial performance, or to U.S. GAAP cash flow from operating activities, as measures of liquidity. In addition, FFO, EBITDA and EBITDAre are not indicative of funds available to fund cash needs, including the ability to make cash distributions.
Results of Operations
At June 30, 2018 and 2017, we had 28 wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2018 and 2017. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended June 30, 2018 and 2017	Non-comparable property for the six months ended June 30, 2018 and 2017
Dumont NYC	(1)	New York, NY	October 19, 2016	X	X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016. We subsequently sold this property on June 20, 2017.
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017
Revenues — Total hotel revenues increased by $0.8 million, primarily as a result of increases at our San Francisco properties in addition to the completion of renovations at Hotel Zoe Fisherman's Wharf and Hotel Palomar Los Angeles Beverly Hills that were under renovation for a part of 2017. This was offset by the decline in revenues due to the sales of the Dumont NYC and parking garage at the Revere Hotel Boston Common in 2017.
Hotel operating expenses — Total hotel operating expenses decreased by $1.1 million, most of which was a result of the sale of the non-comparable property.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.4 million, which was a result of assets at certain hotels becoming fully depreciated as renovations are performed.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $0.5 million primarily due to higher real estate assessments for some of our properties as a result of renovations and an increase in real estate tax at one California property which had won an appeal causing a lower expense in 2017. These increases were partially offset by a decline in real estate tax and insurance resulting from the sales of the non-comparable property and parking garage at the Revere Hotel Boston Common.
Corporate general and administrative — Corporate general and administrative expenses increased by $2.1 million primarily due to additional costs related to efforts to pursue the proposed business combination with LaSalle Hotel Properties. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, acquisition and disposition costs, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses increased by $0.6 million due to the costs related to the property damage sustained by LaPlaya from Hurricane Irma. There was no such expense incurred during the same period in the prior year.
Gain on insurance settlement — Gain on insurance settlement increased by $8.2 million as a result of the settlement of the business interruption and property damage insurance claims relating to Hurricane Irma at LaPlaya.
Interest expense — Interest expense increased by $1.1 million as a result of higher borrowings under the revolving credit facility during 2018, primarily related to the major investment in marketable securities.
Other — Other income increased by $23.0 million due to the unrealized gain and dividend income from marketable securities.
Gain on sale of hotel properties — Gain on sale of hotel properties was $14.6 million in 2017 as a result of the sale of the Dumont NYC and parking garage at Revere Hotel Boston Boston Common. There were no property sales in 2018.

Income tax (expense) benefit — Income tax expense increased by $0.9 million due primarily to an increase in taxable income of PHL during the quarter compared to the same period in the prior year which was partially offset by the decline in our effective tax rate.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Other comprehensive income (loss) — Other comprehensive income changed from a loss of $1.3 million in 2017 to a gain of $2.0 million in 2018 as a result of the change in unrealized gain from interest rate swap derivatives.
Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017
Revenues — Total hotel revenues decreased by $0.3 million as a result of the decline in revenues from the sales of the Dumont NYC and the parking garage at the Revere Hotel Boston Common offset by an increase in revenue at our San Francisco properties and the completion of renovations at Hotel Zoe Fisherman's Wharf and Hotel Palomar Los Angeles Beverly Hills that were under renovation for a part of 2017.
Hotel operating expenses — Total hotel operating expenses decreased $1.4 million, which was a result of a decline in expenses of $6.1 million from the non-comparable properties offset by increases in expenses at Revere Hotel Boston Common and Hotel Zoe San Francisco which were under renovation during the first half of 2017.
Depreciation and amortization — Depreciation and amortization expense decreased by $2.8 million primarily due to the reduction in depreciation following the sale of the non-comparable property and assets at certain hotels becoming fully depreciated as renovations are performed.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.1 million primarily due a decline in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable property partially offset by an increase in real estate tax at one California property which had won an appeal causing a lower expense in 2017. Real estate taxes for the rest of the portfolio and ground rent were generally consistent with the prior year.
Corporate general and administrative — Corporate general and administrative expenses decreased by $1.4 million due to a decrease in share-based compensation as a result of a reduction in the number of performance shares expected to vest which was offset by additional costs related to efforts to pursue the proposed business combination with LaSalle Hotel Properties. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, acquisition and disposition costs, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses increased by $0.3 million. An impairment of $1.0 million was recognized in the first quarter of 2017 related to the sale of the Dumont NYC. In 2018, the Company incurred $1.4 million in costs related to the property damage sustained by LaPlaya from Hurricane Irma which were recovered through insurance proceeds.
Gain on insurance settlement — Gain on insurance settlement increased by $13.1 million as a result of the settlement of business interruption and property damage insurance claims relating to Hurricane Irma at LaPlaya.
Interest expense — Interest expense increased by $1.6 million as a result of higher borrowings under the revolving credit facility during 2018, primarily related to the major investment in marketable securities.
Other — Other income increased by $25.4 million due to the unrealized gain and dividend income from our investment in marketable securities.
Gain on sale of hotel properties — Gain on sale of hotel properties was $14.6 million in 2017 as a result of the sale of the Dumont NYC and parking garage at Revere Hotel Boston Boston Common. There were no property sales in 2018.
Income tax (expense) benefit — Income tax expense increased by $3.3 million due primarily to an increase in taxable income of PHL during 2018 compared to 2017 which was partially offset by the decline in our effective tax rate.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Other comprehensive income (loss) — Other comprehensive income increased from a gain of $0.8 million in 2017 to a gain of $7.3 million in 2018 as a result of an increase in unrealized gain from interest rate swap derivatives.

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
We expect to meet our long-term liquidity requirements, such as hotel property acquisitions, property redevelopment, investments in new joint ventures, and debt principal payments and debt maturities, through the net proceeds from additional issuances of common shares, additional issuances of preferred shares, issuances of units of limited partnership interest in our Operating Partnership, secured and unsecured borrowings, hotel property sales, the sale of marketable securities and cash provided by operations. The success of our business strategy may depend in part on our ability to access additional capital through issuances of debt and equity securities, which is dependent on favorable market conditions.
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
As of June 30, 2018, we had $383.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of June 30, 2018, we had $67.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan through January 15, 2020. The First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on our leverage ratio at June 30, 2018.
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

On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, we amended and restated the credit agreement governing the Third Term Loan. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate through January 2021, resulting in a weighted-average effective interest rate of 3.21%, based on our leverage ratio at June 30, 2018.
The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of June 30, 2018, we had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60% depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on $100.0 million of the Fourth Term Loan resulting in a weighted-average effective interest rate of 3.56%, based on the Company’s leverage ratio at June 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on our leverage ratio. We have the ability to increase the aggregate borrowing capacity to up to $250.0 million, subject to lender approval.
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
On May 17, 2017, PHL entered into another $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2017, we amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as our senior unsecured revolving credit facility, as amended and restated. Borrowings under the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As of June 30, 2018, we had no borrowings under the PHL Credit Facility.

Debt Summary
Debt as of June 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$383,000	$45,000
PHL unsecured revolving credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$383,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Total term loans at stated value			675,000	675,000
Deferred financing costs, net			(4,112)	(4,594)
Total term loans			$670,888	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(578)	(626)
Total senior unsecured notes			$99,422	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	69,398	70,573
Mortgage loans at stated value			69,398	70,573
Deferred financing costs, net			(94)	(116)
Total mortgage loans			$69,304	$70,457
Total debt			$1,222,614	$885,237
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At June 30, 2018 and December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.
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
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were issued or sold under our ATM program during the six months ended June 30, 2018. As of June 30, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities and hotel property sales. Our principal uses of cash are asset acquisitions, strategic investments in marketable securities, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash Provided by Operations. Our cash provided by operating activities was $102.5 million for the six months ended June 30, 2018. Our cash from operations includes the operating activities of the 28 hotels we owned as of June 30, 2018 and investment income. Our cash provided by operating activities was $93.5 million for the six months ended June 30, 2017. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of June 30, 2017.
Cash Used in Investing Activities. Our cash used in investing activities was $382.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we invested $35.3 million in improvements to our hotel properties, purchased $356.2 million in marketable securities and sold $6.7 million in marketable securities. Our cash provided by investing activities was $155.8 million for the six months ended June 30, 2017. During the six months ended June 30, 2017, we invested $47.4 million in improvements to our hotel properties and received $203.2 million in proceeds from the sale of one hotel property and a parking garage.
Cash Provided by Financing Activities. Our cash provided by financing activities was $272.7 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we borrowed $465.4 million under the revolving credit facilities (a portion of which was used to purchase the marketable securities described above in "Cash Used in Investing Activities"), repaid $127.4 million under the revolving credit facilities, repaid $1.2 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $61.1 million in distributions and paid $0.5 million in other transactions. For the six months ended June 30, 2017, cash used in financing activities was $269.1 million. During the six months ended June 30, 2017, we borrowed $194.9 million under the revolving credit facilities, repaid $233.9 million under the revolving credit facilities, repaid $71.2 million of mortgage debt, repurchased $95.9 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $62.8 million in distributions and paid $0.3 million in other transactions.
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

For the six months ended June 30, 2018, we invested $35.3 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $30.0 million to $40.0 million in capital investments for our hotels through the remainder of 2018, including the start of the $18.0 million Mondrian Los Angeles renovation which is anticipated to be completed in the first quarter of 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$73,409	$4,966	$68,443	$—	$—
Term loans (2)	776,993	23,429	244,767	392,899	115,898
Unsecured notes (1)	130,300	4,792	9,584	9,584	106,340
Borrowings under credit facilities (3)	433,887	14,343	28,724	390,820	—
Hotel and ground leases (4)	751,472	7,356	14,820	14,970	714,326
Capital lease obligation	36,327	304	661	736	34,626
Refundable membership initiation deposits (5)	31,546	293	—	—	31,253
Purchase commitments (6)	11,775	11,775	—	—	—
Corporate office lease	2,990	393	819	865	913
Total	$2,248,699	$67,651	$367,818	$809,874	$1,003,356
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. The Company entered into interest rate swaps to effectively fix the interest rates for certain term loans. At June 30, 2018, the Company entered into interest rate swaps to effectively fix the interest rate for the First Term Loan, the Third Term Loan and a portion of the Fourth Term Loan. The Company had interest rate swaps on the full amounts outstanding, except for $65.0 million on the Second Term Loan and $10.0 million on the Fourth Term Loan. See "Derivative and Hedging Activities" above.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2018. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements.

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
As of June 30, 2018, the Company had interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan resulting in a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at June 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate on the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.21% per annum, based on the Company’s leverage ratio at June 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on a portion of the Fourth Term Loan, resulting in a weighted-average effective interest rate of 3.56% per annum, based on the Company’s leverage ratio at June 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the six months ended June 30, 2018, there was $7.3 million in unrealized gain (loss) recorded in accumulated other comprehensive income. For the six months ended June 30, 2017, the Company recorded a gain (loss) of $0.8 million in unrealized gain recorded in accumulated other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, that we could incur significant costs associated with the settlement of the agreements, or the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under guidance included in ASC 815 "Derivatives and Hedging."

As of June 30, 2018, $458.0 million of the Company's aggregate indebtedness (37% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	—	$—	—	—
May 1, 2018 - May 31, 2018	—	$—	—	—
June 1, 2018 - June 30, 2018	—	$—	—	—
Total	—	$—	—	$56,600,000
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

PEBBLEBROOK HOTEL TRUST

Date:	July 25, 2018	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer