Form 10-Q
period 2018-09-30
Pebblebrook Hotel Trust
filed 2018-11-01
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2018
Common shares of beneficial interest ($0.01 par value per share)	69,039,917

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Investment in hotel properties, net	$2,437,679	$2,456,450
Investment in marketable securities	373,891	—
Ground lease asset, net	28,593	29,037
Cash and cash equivalents	18,026	25,410
Restricted cash	8,485	7,123
Hotel receivables (net of allowance for doubtful accounts of $153 and $245, respectively)	36,317	29,206
Prepaid expenses and other assets	173,472	43,642
Total assets	$3,076,463	$2,590,868
LIABILITIES AND EQUITY
Unsecured revolving credit facilities	$394,000	$45,000
Term loans, net of unamortized deferred financing costs	771,087	670,406
Senior unsecured notes, net of unamortized deferred financing costs	99,445	99,374
Mortgage debt, net of unamortized deferred financing costs	68,731	70,457
Accounts payable and accrued expenses	147,564	141,290
Deferred revenues	25,547	26,919
Accrued interest	3,459	2,073
Distribution payable	31,647	31,823
Total liabilities	1,541,480	1,087,342
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $250,000 at September 30, 2018 and at December 31, 2017), 100,000,000 shares authorized; 10,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	100	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 68,912,185 issued and outstanding at September 30, 2018 and 68,812,575 issued and outstanding at December 31, 2017	689	688
Additional paid-in capital	1,686,530	1,685,437
Accumulated other comprehensive income (loss)	12,356	3,689
Distributions in excess of retained earnings	(170,284)	(191,013)
Total shareholders’ equity	1,529,391	1,498,901
Non-controlling interests	5,592	4,625
Total equity	1,534,983	1,503,526
Total liabilities and equity	$3,076,463	$2,590,868
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues:
Room	$146,907	$144,770	$411,396	$412,862
Food and beverage	43,141	42,839	136,919	134,858
Other operating	15,432	14,184	44,721	41,968
Total revenues	205,480	201,793	593,036	589,688
Expenses:
Hotel operating expenses:
Room	34,675	34,453	99,540	102,076
Food and beverage	30,687	29,913	93,611	91,403
Other direct and indirect	54,301	52,504	160,663	158,953
Total hotel operating expenses	119,663	116,870	353,814	352,432
Depreciation and amortization	24,765	25,210	74,229	77,456
Real estate taxes, personal property taxes, property insurance, and ground rent	11,206	11,345	35,809	37,095
General and administrative	10,286	4,467	21,465	17,045
Impairment and other losses	74	3,191	1,452	4,240
Gain on insurance settlement	(866)	—	(13,954)	—
Total operating expenses	165,128	161,083	472,815	488,268
Operating income (loss)	40,352	40,710	120,221	101,420
Interest income	40	1	162	97
Interest expense	(12,647)	(8,969)	(33,274)	(28,015)
Other	3,891	132	29,247	132
Gain on sale of hotel properties	—	290	—	14,877
Income (loss) before income taxes	31,636	32,164	116,356	88,511
Income tax (expense) benefit	(1,719)	(1,593)	(3,628)	(181)
Net income (loss)	29,917	30,571	112,728	88,330
Net income (loss) attributable to non-controlling interests	125	128	424	341
Net income (loss) attributable to the Company	29,792	30,443	112,304	87,989
Distributions to preferred shareholders	(4,023)	(4,023)	(12,070)	(12,070)
Net income (loss) attributable to common shareholders	$25,769	$26,420	$100,234	$75,919
Net income (loss) per share available to common shareholders, basic	$0.37	$0.38	$1.45	$1.08
Net income (loss) per share available to common shareholders, diluted	$0.37	$0.38	$1.44	$1.08
Weighted-average number of common shares, basic	68,912,185	68,814,805	68,900,402	69,854,618
Weighted-average number of common shares, diluted	69,255,858	69,202,920	69,267,098	70,228,074

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Comprehensive Income:
Net income (loss)	$29,917	$30,571	$112,728	$88,330
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	829	733	8,119	1,544
Comprehensive income (loss)	30,746	31,304	120,847	89,874
Comprehensive income (loss) attributable to non-controlling interests	128	131	452	346
Comprehensive income (loss) attributable to the Company	$30,618	$31,173	$120,395	$89,528
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,335,278)	(33)	(95,948)	—	—	(95,981)	—	(95,981)
Share-based compensation	—	—	208,238	1	2,889	—	—	2,890	827	3,717
Distributions on common shares/units	—	—	—	—	—	—	(79,268)	(79,268)	(269)	(79,537)
Distributions on preferred shares	—	—	—	—	—	—	(12,070)	(12,070)	(15)	(12,085)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	1,544	—	1,544	—	1,544
Net income (loss)	—	—	—	—	—	—	87,989	87,989	341	88,330
Balance at September 30, 2017	10,000,000	$100	68,812,575	$688	$1,683,785	$(768)	$(172,576)	$1,511,229	$4,422	$1,515,651

Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of shares, net of offering costs	—	—	—	—	(470)	—	—	(470)	—	(470)
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	3,408	—	—	3,409	828	4,237
Distributions on common shares/units	—	—	—	—	—	—	(78,957)	(78,957)	(269)	(79,226)
Distributions on preferred shares	—	—	—	—	—	—	(12,070)	(12,070)	(16)	(12,086)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	8,119	—	8,119	—	8,119
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	112,304	112,304	424	112,728
Balance at September 30, 2018	10,000,000	$100	68,912,185	$689	$1,686,530	$12,356	$(170,284)	$1,529,391	$5,592	$1,534,983

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended September 30,
	2018	2017
Operating activities:
Net income (loss)	$112,728	$88,330
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	74,229	77,456
Share-based compensation	4,237	3,717
(Gain) loss on derivative instruments	—	(132)
(Gain) loss on marketable securities	(24,369)	—
Amortization of deferred financing costs and mortgage loan premiums	2,889	1,200
Gain on sale of hotel properties	—	(14,877)
Impairment and other losses	—	3,849
Non-cash ground rent	2,027	2,200
Other	1,807	1,861
Changes in assets and liabilities:
Hotel receivables	(7,019)	(7,932)
Prepaid expenses and other assets	(4,582)	(2,963)
Accounts payable and accrued expenses	10,254	(626)
Deferred revenues	(1,387)	(1,002)
Net cash provided by (used in) operating activities	170,814	151,081
Investing activities:
Improvements and additions to hotel properties	(56,935)	(63,545)
Deposit received on hotel properties	—	2,000
Proceeds from sale of hotel properties	—	203,479
Investment in marketable securities	(356,180)	—
Sale of marketable securities	6,658	—
Payment for merger consideration	(112,000)	—
Purchase of corporate office equipment, software, and furniture	(34)	(39)
Property insurance proceeds	5,104	—
Net cash provided by (used in) investing activities	(513,387)	141,895
Financing activities:
Payment of offering costs — common and preferred shares	(470)	(62)
Payment of deferred financing costs	(15,724)	(145)
Contributions from non-controlling interest	—	106
Borrowings under revolving credit facilities	500,181	220,502
Repayments under revolving credit facilities	(151,181)	(272,502)
Proceeds from term loans	100,000	—
Repayments of mortgage debt	(1,764)	(71,737)
Repurchase of common shares	(2,507)	(95,981)
Distributions — common shares/units	(79,403)	(81,039)
Distributions — preferred shares	(12,070)	(12,070)
Proceeds from refundable membership deposits	30	402
Repayments of refundable membership deposits	(541)	(621)
Net cash provided by (used in) financing activities	336,551	(313,147)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
Net change in cash and cash equivalents and restricted cash	(6,022)	(20,171)
Cash and cash equivalents and restricted cash, beginning of year	32,533	40,829
Cash and cash equivalents and restricted cash, end of period	$26,511	$20,658
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
As of September 30, 2018, the Company owned 28 hotels with a total of 6,973 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Miami (Coral Gables), Florida; Minneapolis, Minnesota; Naples, Florida; Nashville, Tennessee; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Stevenson, Washington; Washington, D.C.; West Hollywood, California; and Los Angeles (Beverly Hills), California.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2018, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), the Company’s taxable REIT subsidiary ("TRS"), which in turn engages third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

On September 6, 2018, the Company and LaSalle Hotel Properties ("LaSalle") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement"). Under the terms of the Merger Agreement, each of LaSalle's common shares of beneficial interest, $.01 par value per share ("LaSalle common shares") will receive either a fixed amount of $37.80 in cash or a fixed exchange ratio of 0.92 common share of the Company. A maximum of 30% of the LaSalle common shares outstanding immediately before the merger may be exchanged for cash (and elections of cash will be subject to pro rata cutbacks if holders of more than 30% of the outstanding LaSalle common shares elect cash). Additionally, the LaSalle common shares held by the Company will be canceled and excluded from the cash election. LaSalle's Series I and Series J preferred shares will be converted into two new series of the Company's preferred shares, which will be issued in connection with the merger. The Company filed a joint proxy statement/prospectus relating to the merger and other transactions contemplated by the Merger Agreement with the United States Securities and Exchange Commission (the "SEC") on October 29, 2018. The transaction is expected to close on November 30, 2018. The transaction is subject to customary closing conditions, including approval of certain aspects of the transaction by both the Company's and LaSalle's shareholders. On September 6, 2018, the Company also paid a $112.0 million termination fee on LaSalle's behalf which was due upon LaSalle's termination of its prior merger agreement with affiliates of The Blackstone Group L.P., which occurred upon LaSalle's entry into the Merger Agreement. The Company has included this termination fee in prepaid expenses and other assets in the consolidated balance sheets.
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
As of September 30, 2018, the Company owned 10,809,215 LaSalle common shares. For the nine months ended September 30, 2018 and 2017, gains on these marketable securities were $24.1 million and zero, respectively.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Upon adoption, the Company currently expects to elect the practical expedients allowed under the guidance and retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also expects that it will elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. These standards are expected to result in the recognition of right-to-use assets and related liabilities to account for the Company's future obligations under the ground lease arrangements for which the

Company is the lessee. The Company will continue to evaluate the potential effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures.
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

The Company had no acquisitions and dispositions during the nine months ended September 30, 2018.
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

Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$448,401	$448,401
Buildings and improvements	2,238,919	2,205,315
Furniture, fixtures and equipment	260,731	240,842
Construction in progress	10,729	9,514
Investment in hotel properties	$2,958,780	$2,904,072
Less: Accumulated depreciation	(521,101)	(447,622)
Investment in hotel properties, net	$2,437,679	$2,456,450

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

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of September 30, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized a gain of zero and $13.1 million for the three and nine months ended September 30, 2018, respectively.
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
As of September 30, 2018 and December 31, 2017, the Company had $394.0 million and $45.0 million, respectively, in outstanding borrowings under the revolving credit facility. As of September 30, 2018, the Company had $56.0 million borrowing capacity remaining under the revolving credit facility. As of September 30, 2018, the Company was in compliance with the credit agreement debt covenants. For the three and nine months ended September 30, 2018, the Company incurred unused commitment fees of zero and $0.4 million, respectively. For the three and nine months ended September 30, 2017, the Company incurred unused commitment fees of $0.3 million and $0.7 million, respectively.
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
As of September 30, 2018 and December 31, 2017, PHL had no borrowings under its revolving credit facility. As of September 30, 2018, there is $10.0 million borrowing capacity remaining under the PHL Credit Facility.

Commitment for an Unsecured Bridge Loan Facility
On September 3, 2018, the Company secured a commitment for a senior unsecured bridge loan facility ("Bridge Facility") for up to $2.4 billion to be used, if needed, for either financing the merger with LaSalle, paying for transactions costs associated with the merger or funding the Company's debt refinancing. The Bridge Facility is available to be drawn down upon at the closing date of the merger with LaSalle. The maturity date of this Bridge Facility is 364 days after the closing date of the merger with LaSalle. Borrowings on the Bridge Facility, if any, will bear interest at LIBOR plus 1.45% to 3.00%, depending on the Company's leverage ratio and the number of days after the closing date of the merger that the debt, if any, is incurred. The Company paid $15.6 million to secure this commitment which is amortized over the commitment period.
Unsecured Term Loan Facilities
On October 13, 2017, the Company amended and restated the credit agreement governing its senior unsecured revolving credit facility and the First Term Loan. The First Term Loan's maturity was extended to January 2023. As of September 30, 2018, the Company had $300.0 million outstanding under the First Term Loan. This term loan facility bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
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
As of September 30, 2018, the Company had $65.0 million outstanding under the Second Term Loan. The Second Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Second Term Loan to up to $150.0 million subject to lender approval.
On June 10, 2015, the Company entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, the Company exercised its option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, the Company amended and restated the credit agreement governing the Third Term Loan. As of September 30, 2018, the Company had $200.0 million outstanding under the Third Term Loan. This Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
On October 13, 2017, the Company entered into a fourth unsecured term loan facility (the "Fourth Term Loan"). The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of September 30, 2018, the Company had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio. The Company has the ability to increase the aggregate borrowing capacity of the Fourth Term Loan to up to $250.0 million subject to lender approval.
On September 5, 2018, the Company entered into a fifth unsecured term loan facility (the "Fifth Term Loan"). The Fifth Term Loan has a $100.0 million capacity and matures in March 2019 with an option to extend the maturity date to September 2019. As of September 30, 2018, the Company had $100.0 million outstanding under the Fifth Term Loan. The Fifth Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on the Company's leverage ratio.
As of September 30, 2018 and December 31, 2017, the Company had $775.0 million and $675.0 million, respectively, in aggregate outstanding borrowings under the unsecured term loan facilities. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and First Term Loan. As of September 30, 2018, the Company was in compliance with all debt covenants of its term loan facilities. The Company has entered into interest rate swaps to effectively fix the LIBOR rates for $600.0 million of its unsecured term loan facilities (see “Derivative and Hedging Activities” below).
Senior Unsecured Notes
On November 12, 2015, the Company issued $60.0 million of senior unsecured notes (the "Series A Notes") bearing a fixed interest rate of 4.70% per annum and maturing in December 2023. On November 12, 2015, the Company issued $40.0 million of senior unsecured notes (the "Series B Notes") bearing a fixed interest rate of 4.93% per annum and maturing in December 2025. The Series A Notes and the Series B Notes are subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility and the First Term Loan. On October 13, 2017, the agreement governing the Series A Notes and the Series B Notes was also amended to match the financial and other covenants in the senior unsecured revolving credit facility, as amended and restated. As of September 30, 2018, the Company was in compliance with all such debt covenants.
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
As of September 30, 2018, the Company had interest rate swaps with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan and, as a result, the First Term Loan had a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at September 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate of the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.21% per annum, based on the Company’s leverage ratio at September 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate of a portion of the Fourth Term Loan through April 2022, resulting in a weighted-average effective interest rate of 3.56% per annum, based on the Company’s leverage ratio at September 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
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
As of September 30, 2018, the Company's derivative instruments were in an asset position, with aggregate asset fair values of $12.4 million, in the accompanying consolidated balance sheets. For the nine months ended September 30, 2018 and 2017, there was $8.1 million and $1.5 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2017, the Company recorded a gain (loss) of $0.1 million and $0.1 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. There were no ineffectiveness for the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2018, the Company reclassified $(0.5) million and $(0.3) million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and nine months ended September 30, 2017, the Company reclassified $0.8 million and $2.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $4.9 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Mortgage Debt
The Company’s mortgage loan is secured by a first mortgage lien on the underlying property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Debt Summary
Debt as of September 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$394,000	$45,000
PHL unsecured revolving credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$394,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Fifth Term Loan	Floating (3)	March 2019	100,000	—
Total term loans at stated value			775,000	675,000
Deferred financing costs, net			(3,913)	(4,594)
Total term loans			$771,087	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(555)	(626)
Total senior unsecured notes			$99,445	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	68,809	70,573
Mortgage loans at stated value			68,809	70,573
Deferred financing costs, net			(78)	(116)
Total mortgage loans			$68,731	$70,457
Total debt			$1,333,263	$885,237

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At September 30, 2018 and December 31, 2017, the Company had interest rate swaps to effectively fix the interest rate for $600.0 million of its term loan facilities. See "Derivative and Hedging Activities" above.
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of September 30, 2018 and December 31, 2017 was $161.8 million and $167.1 million, respectively.
The Company was in compliance with all debt covenants as of September 30, 2018.
Note 6. Revenue

The Company presents revenue on a disaggregated basis on the consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
San Francisco, CA	$53,734	$49,973	$146,467	$134,623
Los Angeles, CA	32,759	34,983	95,224	97,482
San Diego, CA	18,010	18,478	52,134	54,412
Boston, MA	21,522	20,689	55,610	55,633
Seattle, WA	10,202	9,927	25,727	24,510
Portland, OR	29,882	30,481	74,787	75,777
Other (1)	39,371	37,262	143,087	147,251
	$205,480	$201,793	$593,036	$589,688
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the nine months ended September 30, 2018, the Company had no repurchases under this program and as of September 30, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2018:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2018	March 29, 2018	April 16, 2018
$0.38	June 30, 2018	June 29, 2018	July 16, 2018
$0.38	September 30, 2018	September 28, 2018	October 15, 2018
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
As of September 30, 2018 and December 31, 2017, the Company had 5,000,000 of its 6.50% Series C Cumulative Redeemable Preferred Shares ("Series C Preferred Shares") and 5,000,000 of its 6.375% Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") outstanding.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2018:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2018	March 29, 2018	April 16, 2018
6.50% Series C	$0.41	June 30, 2018	June 29, 2018	July 16, 2018
6.50% Series C	$0.41	September 30, 2018	September 28, 2018	October 15, 2018
6.375% Series D	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series D	$0.40	June 30, 2018	June 29, 2018	July 16, 2018
6.375% Series D	$0.40	September 30, 2018	September 28, 2018	October 15, 2018
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
As of September 30, 2018 and December 31, 2017, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at September 30, 2018, 145,598 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.

Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2018, there were 1,207,886 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2017	137,105	$30.05
Granted	52,609	36.86
Vested	(61,982)	31.35
Forfeited	—	—
Unvested at September 30, 2018	127,732	$32.22
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2018, the Company recognized approximately $0.5 million and $1.5 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statement of operations. For the three and nine months ended September 30, 2017, the Company recognized approximately $0.5 million and $1.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations. As of September 30, 2018, there was $2.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2018, there was approximately $5.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.6 years. For the three and nine months ended September 30, 2018, the Company recognized $1.8 million and $1.9 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2017, the Company recognized $(0.2) million and $1.5 million, respectively, in expense related to these awards.
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
As of September 30, 2018, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2018, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of September 30, 2018, of the 236,351 units outstanding, 145,598 LTIP units have vested.
For the three and nine months ended September 30, 2018 , the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these LTIP units. For the three and nine months ended September 30, 2017, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these LTIP units. As of September 30, 2018, there was $1.3 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.7 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated PHL's income tax expense (benefit) for the nine months ended September 30, 2018 using an estimated combined federal and state effective tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2018 and December 31, 2017, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014 and 2013, respectively.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$25,769	$26,420	$100,234	$75,919
Less: dividends paid on unvested share-based compensation	(83)	(104)	(249)	(311)
Undistributed earnings attributable to share-based compensation	—	—	(67)	—
Net income (loss) available to common shareholders	$25,686	$26,316	$99,918	$75,608
Denominator:
Weighted-average number of common shares — basic	68,912,185	68,814,805	68,900,402	69,854,618
Effect of dilutive share-based compensation	343,673	388,115	366,696	373,456
Weighted-average number of common shares — diluted	69,255,858	69,202,920	69,267,098	70,228,074

Net income (loss) per share available to common shareholders — basic	$0.37	$0.38	$1.45	$1.08
Net income (loss) per share available to common shareholders — diluted	$0.37	$0.38	$1.44	$1.08
For the three and nine months ended September 30, 2018, zero and 4,212, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 6,319 and 18,380 unvested service condition restricted shares and performance-based equity awards excluded from diluted weighted-average common shares for the three and nine months ended September 30, 2017, respectively, as their effect would have been anti-dilutive. The LTIP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 2% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $6.0 million and $17.4 million for the three and nine months ended September 30, 2018, respectively, and $5.9 million and $17.4 million for the three and nine months ended September 30, 2017, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2018 and December 31, 2017, the Company had $8.5 million and $7.1 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
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

The ground leases and the Hotel Zelos San Francisco hotel lease are considered operating leases. The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $3.6 million and $10.1 million for the three and nine months ended September 30, 2018, respectively, and $3.5 million and $10.2 million for the three and nine months ended September 30, 2017, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Interest paid, net of capitalized interest	$29,389	$24,690
Income taxes paid	$2,288	$594
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$28,205	$28,269
Distributions payable on preferred shares	$3,442	$3,442
Issuance of common shares for Board of Trustees compensation	$662	$503
Accrued additions and improvements to hotel properties	$593	$1,400
Write-off of fully depreciated building, furniture, fixtures and equipment	$—	$10,000
Write-off of deferred financing costs	$—	$776

Note 13. Subsequent Events
On October 31, 2018, the Company entered into a new $1.8 billion term loan agreement to fund the LaSalle merger in addition to providing increased liquidity and debt capacity. This new term loan will mature in five tranches, from 2020 to 2024. This loan has not yet been funded, so fees and interest expense have not been incurred, and will not be incurred until the closing of the merger.

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
Overview

The U.S. lodging industry is expected to continue to generate revenue growth during the remainder of 2018. Corporate business travel demand is steadily improving along with positive business sentiment and a growing global economy. Leisure travel demand is also continuing to grow steadily. On average, supply has increased in many of the larger urban markets such as New York, Boston, Los Angeles, Miami, Nashville, Philadelphia, Portland, Seattle and Washington, D.C. However, as demand continues to outpace supply, we expect that the larger urban markets in general will slightly outperform the U.S. lodging industry’s modest RevPAR growth in 2018.
We believe that our capital reinvestments and redevelopment projects will drive continued operating cash flow growth and higher long-term economic values across our portfolio. In the third quarter, we saw significant gains in revenues and EBITDA at our recently renovated Hotel Zoe Fisherman's Wharf, following its transformation completed last year and Hotel Zeppelin San Francisco following its transformation and reopening in spring 2016. Many of our San Francisco hotels benefited in the third quarter as a result of the nearly completed renovation of the Moscone Convention Center, which was partially closed during the same time last year.
During the third quarter, our hotels performed better than expected, and we are encouraged by the positive travel trends in increased short-term group and transient bookings, fewer cancellations, better group attendance and increased overall group spend, as well as solid demand from the leisure segment. The overall improvements in business travel trends have been broad based across our portfolio. Our hotels continue to see strong revenue growth bolstered by our efforts to add value through enhanced amenities and redeveloped food and beverage outlets and public areas.
On September 6, 2018, we entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with LaSalle Hotel Properties ("LaSalle"). Under the terms of the Merger Agreement, each LaSalle common share will receive either a fixed amount of $37.80 in cash or a fixed exchange ratio of 0.92 of Pebblebrook common share. A maximum of 30% of the outstanding LaSalle common shares may be exchanged for cash (and elections of cash will be subject to pro rata cutbacks if holders of more than 30% of the outstanding LaSalle common shares elect cash). Additionally, the 10,809,215 LaSalle common shares held by us will be canceled and excluded from the cash election. Each of LaSalle's Series I and Series J preferred shares will be converted into preferred shares that we will issue in connection with the merger. We filed a joint proxy statement/prospectus relating to the merger and other transactions contemplated by the Merger Agreement with the United States Securities and Exchange Commission (the "SEC") on October 29, 2018. The transaction is expected to close on November 30, 2018. The transaction is subject to customary closing conditions, including the approval of certain aspects of the transaction by both our and LaSalle's shareholders.
On September 3, 2018, we secured a commitment for a senior unsecured bridge loan facility for up to $2.4 billion to be used, if needed, for either financing the merger with LaSalle, paying for transactions costs associated with the merger or funding our debt refinancing. The Bridge Facility is available to be drawn down upon the closing date of the merger with LaSalle. The maturity date of this Bridge Facility is 364 days after the closing date of the merger with LaSalle. Borrowings on the Bridge Facility, if any, will bear interest at LIBOR plus 1.45% to 3.00%, depending on our leverage ratio and the number of days after the closing date of the merger that the debt, if any, is incurred. We paid $15.6 million to secure this commitment.

On September 5, 2018, we entered into a fifth unsecured term loan facility (the "Fifth Term Loan"). The Fifth Term Loan has a $100.0 million capacity and matures in March 2019 with an option to extend the maturity date to September 2019. The Fifth Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio.
The remediation of our 189-room LaPlaya Beach Resort and LaPlaya Beach Club (“LaPlaya”) property following damage caused by Hurricane Irma was completed in January 2018 with additional repair work that was completed during the third quarter of 2018. As of September 30, 2018, we reached a final agreement with our insurance carriers totaling $20.5 million, and we recognized a gain of $13.1 million for the nine months ended September 30, 2018.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2018 and 2017.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Same-Property Occupancy	89.5%	89.5%	85.7%	85.7%
Same-Property ADR	$259.25	$256.56	$253.13	$250.40
Same-Property RevPAR	$231.94	$229.68	$216.97	$214.46

This schedule of hotel results for the three months ended September 30 includes information from all of the hotels we owned as of September 30, 2018, except for LaPlaya Beach Resort & Club in both 2018 and 2017 because it was closed during the third quarter of 2017 due to the impact from Hurricane Irma. This schedule of hotel results for the nine months ended September 30 includes information from all of the hotels we owned as of September 30, 2018, except for LaPlaya Beach Resort & Club for Q3 in both 2018 and 2017 because it was closed during the third quarter of 2017 due to the impact from Hurricane Irma.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$29,917	$30,571	$112,728	$88,330
Adjustments:
Depreciation and amortization	24,713	25,155	74,072	77,284
(Gain) loss on sale of hotel properties	—	(290)	—	(14,877)
Impairment loss	—	2,800	—	3,849
FFO	$54,630	$58,236	$186,800	$154,586
Distribution to preferred shareholders	(4,023)	(4,023)	(12,070)	(12,070)
FFO available to common share and unit holders	$50,607	$54,213	$174,730	$142,516
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$29,917	$30,571	$112,728	$88,330
Adjustments:
Interest expense	12,647	8,969	33,274	28,015
Income tax expense (benefit)	1,719	1,593	3,628	181
Depreciation and amortization	24,765	25,210	74,229	77,456
EBITDA	$69,048	$66,343	$223,859	$193,982
Gain on sale of hotel properties	—	(290)	—	(14,877)
Impairment loss	—	2,800	—	3,849
EBITDAre	$69,048	$68,853	$223,859	$182,954
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
Results of Operations
At September 30, 2018 and 2017, we had 28 wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2018 and 2017. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended September 30, 2018 and 2017	Non-comparable property for the nine months ended September 30, 2018 and 2017
Dumont NYC	(1)	New York, NY	October 19, 2016		X
(1) We obtained full ownership of this property as a result of the joint venture redemption transaction in October 2016. We subsequently sold this property on June 20, 2017.
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017
Revenues — Total hotel revenues increased by $3.7 million, primarily as a result of LaPlaya having been closed in September 2017 due to Hurricane Irma, completion of renovation at Hotel Zoe Fisherman's Wharf that was under renovation for a part of 2017 and increases at our San Francisco properties.
Hotel operating expenses — Total hotel operating expenses increased by $2.8 million, as a result of increases across the portfolio, particularly at our San Francisco properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $0.4 million, which was a result of assets at certain hotels becoming fully depreciated as renovations are performed.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $0.1 million due to a decrease in a lower than expected assessment at one of our California properties which resulted in an adjustment in 2018 to reduce the real estate tax accrual. This decrease was offset by higher real estate assessments for some of our properties as a result of renovations and an increase in real estate tax at one of our California properties which had won an appeal causing a lower expense in 2017.
Corporate general and administrative — Corporate general and administrative expenses increased by $5.8 million primarily due to additional costs relating to the pending merger with LaSalle and increased share-based compensation costs. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, acquisition and disposition costs, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $3.1 million due to the costs related to the property damage sustained by LaPlaya from Hurricane Irma in 2017. There was minimal expense incurred during the same period in 2018.
Gain on insurance settlement — Gain on insurance settlement increased by $0.9 million as a result of the settlement of an insurance claim relating to one of our California properties.
Interest expense — Interest expense increased by $3.7 million as a result of higher borrowings under the revolving credit facility during 2018, primarily related to the investment in marketable securities.
Other — Other income increased by $3.8 million due to the gain from marketable securities.
Gain on sale of hotel properties — Gain on sale of hotel properties was $0.3 million in 2017 as a result of the sale of the Dumont NYC and parking garage at Revere Hotel Boston Common. There were no property sales in 2018.
Income tax (expense) benefit — Income tax expense increased by $0.1 million due primarily to an increase in taxable income of PHL during the quarter compared to the same period in the prior year which was partially offset by the decline in our effective tax rate.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017
Revenues — Total hotel revenues increased by $3.3 million primarily as a result of the completion of the renovation at Hotel Zoe Fisherman's Wharf and Revere Hotel Boston Common which were under renovation for a part of 2017, an increase in revenue at LaPlaya, which was closed in September 2017 due to Hurricane Irma, an increase in revenue at the InterContinental Buckhead, and increases at our San Francisco properties. These increases were partially offset by the decline in revenues from the sales of the Dumont NYC and the parking garage at the Revere Hotel Boston Common.
Hotel operating expenses — Total hotel operating expenses increased $1.4 million, which was a result of increases in expenses at Revere Hotel Boston Common and Hotel Zoe Fisherman's Wharf which were under renovation in 2017. This was offset by a decline in expenses of $6.1 million from the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $3.2 million primarily due to the reduction in depreciation following the sale of the non-comparable property and assets at certain hotels becoming fully depreciated as renovations are performed.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.3 million primarily due a decline in real estate tax as a result of selling the parking garage at the Revere Hotel Boston Common and the non-comparable property and a lower than expected assessment at one of our California properties. These decreases were partially offset by an increase in real estate tax at one of our California properties which had won an appeal causing a lower expense in 2017.
Corporate general and administrative — Corporate general and administrative expenses increased by $4.4 million due to additional costs related to the pending merger with LaSalle. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, acquisition and disposition costs, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Impairment and other losses — Impairment and other losses decreased by $2.8 million. In 2017, impairment charges of $4.2 million were recognized related to the Dumont NYC and property damage sustained by LaPlaya from Hurricane Irma. In 2018, we incurred $1.5 million in costs related to the property damage sustained by LaPlaya from Hurricane Irma which were recovered through insurance proceeds.
Gain on insurance settlement — Gain on insurance settlement increased by $14.0 million primarily as a result of the settlement of business interruption and property damage insurance claims relating to Hurricane Irma at LaPlaya in 2018.
Interest expense — Interest expense increased by $5.3 million as a result of higher borrowings under the revolving credit facility during 2018, primarily related to the investment in marketable securities.
Other — Other income increased by $29.1 million due to the gain and dividend income from our investment in marketable securities.
Gain on sale of hotel properties — Gain on sale of hotel properties was $14.9 million in 2017 as a result of the sale of the Dumont NYC and parking garage at Revere Hotel Boston Boston Common. There were no property sales in 2018.
Income tax (expense) benefit — Income tax expense increased by $3.4 million due primarily to an increase in taxable income of PHL during 2018 compared to 2017 which was partially offset by the decline in our effective tax rate.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Other comprehensive income (loss) — Other comprehensive income increased $6.6 million as a result of an increase in unrealized gain from interest rate swap derivatives.

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
As of September 30, 2018, we had $394.0 million outstanding under the Revolver and $300.0 million outstanding under the First Term Loan. As of September 30, 2018, we had $56.0 million borrowing capacity remaining under the Revolver. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the Revolver from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We entered into interest rate swap agreements to effectively fix the interest rates of the First Term Loan through January 15, 2020. The First Term Loan had a weighted-average effective interest rate of 2.83% through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on our leverage ratio at September 30, 2018.
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
On June 10, 2015, we entered into a third unsecured term loan facility (the "Third Term Loan"). The Third Term Loan has a $125.0 million capacity, which may be increased up to $250.0 million, subject to lender approval, and matures in January 2021. On January 5, 2016, we exercised the option to increase the borrowing capacity to $200.0 million and borrowed the additional $75.0 million resulting from such increase. On October 13, 2017, we amended and restated the credit agreement governing the Third Term Loan. The Third Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate through January 2021, resulting in a weighted-average effective interest rate of 3.21%, based on our leverage ratio at September 30, 2018.
The Fourth Term Loan has a $110.0 million capacity and matures in October 2024. As of September 30, 2018, we had $110.0 million outstanding under the Fourth Term Loan. The Fourth Term Loan bears interest at a variable rate of LIBOR plus 1.70% to 2.60% depending on our leverage ratio. We entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on $100.0 million of the Fourth Term Loan resulting in a weighted-average effective interest rate of 3.56%, based on our leverage ratio at September 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on our leverage ratio. We have the ability to increase the aggregate borrowing capacity to up to $250.0 million, subject to lender approval.
On September 5, 2018, we entered into a fifth unsecured term loan facility (the "Fifth Term Loan"). The Fifth Term Loan has a $100.0 million capacity and matures in March 2019 with an option to extend the maturity date to September 2019. As of September 30, 2018, we had $100.0 million outstanding under the Fifth Term Loan. The Fifth Term Loan bears interest at a variable rate of LIBOR plus 1.40% to 2.20%, depending on our leverage ratio.
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
On May 17, 2017, PHL entered into another $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2017, we amended the agreement governing the $10.0 million PHL Credit Facility to extend the maturity date to January 2022 on substantially similar terms as our senior unsecured revolving credit facility, as amended and restated. Borrowings under the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As of September 30, 2018, we had no borrowings under the PHL Credit Facility.

On September 3, 2018, we secured a commitment for a senior unsecured bridge loan facility of up to $2.4 billion to be used, if needed, for either financing the merger with LaSalle, paying for transactions costs associated with the merger or funding the Company's debt refinancing.
Debt Summary
Debt as of September 30, 2018 and December 31, 2017 consisted of the following (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured revolving credit facility	Floating (1)	January 2022	$394,000	$45,000
PHL unsecured revolving credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$394,000	$45,000

Term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Fifth Term Loan	Floating (3)	March 2019	100,000	—
Total term loans at stated value			775,000	675,000
Deferred financing costs, net			(3,913)	(4,594)
Total term loans			$771,087	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(555)	(626)
Total senior unsecured notes			$99,445	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	68,809	70,573
Mortgage loans at stated value			68,809	70,573
Deferred financing costs, net			(78)	(116)
Total mortgage loans			$68,731	$70,457
Total debt			$1,333,263	$885,237
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At September 30, 2018 and December 31, 2017, we had interest rate swaps to effectively fix the interest rate for $600.0 million of our unsecured term loan facilities. See "Derivative and Hedging Activities" above.

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
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were issued or sold under our ATM program during the nine months ended September 30, 2018. As of September 30, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $170.8 million for the nine months ended September 30, 2018. Our cash from operations includes the operating activities of the 28 hotels we owned as of September 30, 2018 and investment income. Our cash provided by operating activities was $151.1 million for the nine months ended September 30, 2017. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of September 30, 2017.
Cash Used in and Provided by Investing Activities. Our cash used in investing activities was $513.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we invested $56.9 million in improvements to our hotel properties, purchased $356.2 million in marketable securities, sold $6.7 million in marketable securities, paid the $112.0 million termination fee on LaSalle's behalf related to their previous merger agreement and received $5.1 million in property insurance proceeds. Our cash provided by investing activities was $141.9 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we invested $63.5 million in improvements to our hotel properties and received $203.5 million in proceeds from the sale of one hotel property and a parking garage.
Cash Provided by Financing Activities. Our cash provided by financing activities was $336.6 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we borrowed $500.2 million under the revolving credit facilities (a portion of which was used to purchase the marketable securities described above in "Cash Used in and Provided by Investing Activities"), repaid $151.2 million under the revolving credit facilities, borrowed $100.0 million under our Fifth Term loan, repaid $1.8 million of mortgage debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $91.5 million in distributions and paid $15.7 million in financing costs. For the nine months ended September 30, 2017, cash used in financing activities was $313.1 million. During the nine months ended September 30, 2017, we borrowed $220.5 million under the revolving credit facilities, repaid $272.5 million under the revolving credit facilities, repaid $71.7 million of mortgage debt, repurchased $96.0 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $93.1 million in distributions and paid $0.3 million in other transactions.
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
For the nine months ended September 30, 2018, we invested $56.9 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $10.0 million to $20.0 million in capital investments for our hotels through the remainder of 2018, including an $18.0 million Mondrian Los Angeles renovation which is anticipated to be completed in the first quarter of 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$72,168	$4,966	$67,202	$—	$—
Term loans (2)	874,415	125,357	243,891	390,257	114,910
Unsecured notes (1)	130,300	4,792	9,584	9,584	106,340
Borrowings under credit facilities (3)	444,586	15,348	30,739	398,499	—
Hotel and ground leases (4)	749,638	7,365	14,839	14,989	712,445
Capital lease obligation	36,251	308	670	746	34,527
Refundable membership initiation deposits (5)	31,491	293	—	—	31,198
Purchase commitments (6)	23,643	23,643	—	—	—
Corporate office lease	2,895	396	825	871	803
Total	$2,365,387	$182,468	$367,750	$814,946	$1,000,223
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. At September 30, 2018, we had interest rate swaps to effectively fix the interest rate for $600.0 million of our unsecured term loan facilities. See "Derivative and Hedging Activities" above.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2018. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements.
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
As of September 30, 2018, the Company had interest rate swap agreements with an aggregate notional amount of $300.0 million to hedge the variable interest rate on the First Term Loan resulting in a weighted-average effective interest rate of 2.83% per annum through July 13, 2017 and a weighted-average effective interest rate of 3.46% from July 13, 2017 through January 15, 2020, based on the Company’s leverage ratio at September 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million to effectively fix the LIBOR rate on the Third Term Loan through January 2021, resulting in a weighted-average effective interest rate of 3.21% per annum, based on the Company’s leverage ratio at September 30, 2018.
The Company entered into interest rate swap agreements with an aggregate notional amount of $100.0 million to effectively fix the LIBOR rate through April 2022 on a portion of the Fourth Term Loan, resulting in a weighted-average effective interest rate of 3.56% per annum, based on the Company’s leverage ratio at September 30, 2018. The interest rate on the other $10.0 million of the Fourth Term Loan remains floating at a variable rate of LIBOR plus 1.70% to 2.60%, depending on the Company's leverage ratio.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the nine months ended September 30, 2018, there was $8.1 million in unrealized gain (loss) recorded in accumulated other comprehensive income. For the nine months ended September 30, 2017, the Company recorded a gain (loss) of $1.5 million in accumulated other comprehensive income.
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

As of September 30, 2018, $569.0 million of the Company's aggregate indebtedness (43% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 - July 31, 2018	—	$—	—	—
August 1, 2018 - August 31, 2018	—	$—	—	—
September 1, 2018 - September 30, 2018	—	$—	—	—
Total	—	$—	—	$56,600,000
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
2.1
Agreement and Plan of Merger, dated as of September 6, 2018, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger OP, LP, Ping Merger Sub, LLC, LaSalle Hotel Properties and LaSalle Hotel LaSalle OP, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2018 (File No. 001‑34571)).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger Sub, LLC, Ping Merger OP, LP, LaSalle Hotel Properties and LaSalle Hotel Operating Partnership, L.P., dated as of September 18, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2018 (File No. 001‑34571)).

10.1 †
Credit Agreement, dated as of September 5, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, as administrative agent, and the other lenders party thereto.

10.2*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2018 (File No. 001‑34571)).

10.3*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2018 (File No. 001‑34571)).

10.4*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 19, 2018 (File No. 001‑34571)).

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

PEBBLEBROOK HOTEL TRUST

Date:	November 1, 2018	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer