Form 10-K
period 2018-12-31
Pebblebrook Hotel Trust
filed 2019-03-01
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue, 1100 West Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 507-1300 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.375% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
6.3% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 67,689,875 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $2.6 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2018.
The number of common shares of beneficial interest outstanding as of February 22, 2019 was 130,518,284.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2019) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2018, the Company owned 63 hotels with a total of 15,253 guest rooms.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2018, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”) and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, “LHL”), the Company’s taxable REIT subsidiaries (“TRSs”), which in turn engages third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.

Merger with LaSalle Hotel Properties

On November 30, 2018, we completed our merger with LaSalle Hotel Properties (“LaSalle”). Pursuant to the Agreement and Plan of Merger, dated as of September 6, 2018, as amended on September 18, 2018 (the “Merger Agreement”), by and among the Company, the Operating Partnership, Ping Merger Sub, LLC (“Merger Sub”), Ping Merger OP, LP (“Merger OP”), LaSalle and LaSalle Hotel Operating Partnership, L.P. (“LaSalle OP”).

Pursuant to the Merger Agreement, on November 30, 2018, Merger OP merged with and into LaSalle OP (the “Partnership Merger”) with LaSalle OP surviving as a subsidiary of the Operating Partnership. Immediately following the Partnership Merger, LaSalle merged with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the “Mergers”) with Merger Sub surviving as a wholly owned subsidiary of the Company. On December 3, 2018, Merger Sub assigned all of its rights and obligations to the Company and was liquidated and dissolved.

Upon completion of the Company Merger and pursuant to the Merger Agreement, each issued and outstanding LaSalle common share of beneficial interest, $0.01 par value per share ("LaSalle common shares") (other than the 10.8 million LaSalle common shares held by us) was converted into the right to receive either (i) 0.92 of our common shares and cash in lieu of fractional shares, if any; or (ii) $37.80 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration”). The maximum number of LaSalle common shares that were eligible to be converted into the right to receive the Cash Consideration was equal to 30% of the aggregate number of LaSalle common shares issued and outstanding immediately prior to completion of the Company Merger. LaSalle common shares held by us were excluded from the cash election in the Company Merger and were cancelled. In addition, each issued and outstanding LaSalle 6.375% Series I cumulative redeemable preferred share was converted into the right to receive one of our 6.375% Series E cumulative redeemable preferred shares and each issued and outstanding LaSalle 6.3% Series J cumulative redeemable preferred share was converted into the right to receive one of our 6.3% Series F cumulative redeemable preferred shares. As consideration in the Company Merger, we issued 61,399,104 of our common shares, 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”) and 6,000,000 shares of our 6.3% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”) and paid an aggregate of $1.7 billion in cash.

Upon completion of the Partnership Merger and under the terms of the Merger Agreement, each common unit of LaSalle OP (a “LaSalle OP Common Unit”) that was issued and outstanding immediately prior to completion of the Partnership Merger, other than LaSalle OP Common Units held by LaSalle and its subsidiaries, was cancelled and converted into the right to receive 0.92 common units of the Operating Partnership, without interest. As consideration in the Partnership Merger for our acquisition of the common units of the operating partnership of LaSalle not held by LaSalle or its affiliates, the Operating Partnership issued 133,605 of its common units.

The combined company, headquartered in Bethesda, Maryland, continues to be led by the senior management team that was leading the Company prior to the Mergers. Additional information on the Mergers can be found in Note 3 to the accompanying consolidated financial statements.
Business Objectives and Strategies

Acquisitions/Investments
We invest in hotel properties located primarily in major U.S. cities, including Atlanta, Boston, Chicago, Key West, Los Angeles, Miami, Nashville, Naples, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have high barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by high barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.

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
For us to qualify as a REIT under the Code, we cannot operate the hotels we own and acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage third-party eligible independent contractors to manage our hotels. The earnings of TRS lessees are subject to taxation like other regular C corporations.

Joint Venture

We hold a 99.99% controlling interest in The Liberty, A Luxury Collection Hotel, Boston. Since we hold a controlling interest, the joint venture has been consolidated in our financial statements. The 0.01% interest of the third party partner is included in non-controlling interests in the consolidated balance sheets.

Employees
We currently employ 50 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

Available Information

Our Internet website is located at www.pebblebrookhotels.com. Copies of the charters of the committees of our board of trustees, our code of business conduct and ethics and our corporate governance guidelines are available on our website. All reports that we have filed with the United States Securities and Exchange Commission (the "SEC") including this Annual Report on Form 10-K and our current reports on Form 8-K, can be obtained free of charge from the SEC's website at www.sec.gov or through our website.

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
Because U.S. federal income tax laws restrict REITs and their subsidiaries from operating or managing a hotel, we do not operate or manage any of our hotel properties. Instead, we lease all of our hotel properties to subsidiaries that qualify as TRSs, under applicable REIT laws, and our TRS lessees retain third-party managers to operate our hotels pursuant to management contracts. Our cash flow from the hotels may be adversely affected if our managers fail to provide quality services and amenities or if they or their affiliates fail to maintain a quality brand name. In addition, our managers or their affiliates may manage, and in some cases may own, invest in or provide credit support or operating guarantees, to hotels that compete with hotel properties that we own or acquire, which may result in conflicts of interest and decisions regarding the operation of our hotels that are not in our best interests.

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
To maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.
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
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facilities, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities or other purposes. We have obtained, and we may in the future obtain, one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT — to “hedge” against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.
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
Some of our hotels are subject to rights of first offer which may adversely affect our ability to sell those properties on favorable terms or at all.
We are subject to a franchisor’s or operator’s right of first offer, in some instances. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
The purchase or sale of properties we put under contract may not be consummated.
From time to time, we enter into purchase and sale agreements for hotel properties. These transactions, whether or not consummated, require substantial time and attention from management. Furthermore, potential acquisitions and potential dispositions require significant expense, including expenses for due diligence, marketing, legal fees and related overhead. To the extent we do not consummate one or more of the transactions, these expenses will not be offset by revenues or proceeds from these properties or dispositions.
If we cannot obtain financing, our growth will be limited.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facilities and term loans) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets—in particular with respect to real estate or lodging industry finance-materially deteriorate, our business could be materially and adversely affected.
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
The credit agreements that govern our existing senior unsecured revolving credit facilities and unsecured term loan facilities contain financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, our existing property-level debt contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. Such failures could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
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
Our typical debt contains limited principal amortization; therefore, the vast majority of the principal must be repaid at the maturity of the loan in a so-called “balloon payment.” At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt or refinancing terms may be at substantially higher interest rates and/or lower proceeds. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
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

Changes in the method of determining the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial results.

As of December 31, 2018, all of the debt outstanding under our unsecured term loans and our senior unsecured revolving credit facilities was indexed to LIBOR. In July 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. We cannot predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Risks Related to the Lodging Industry
Economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.
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

•
increases in energy costs, airplane fares, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;

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

•	adverse effects of international, national, regional and local economic and market conditions;

•	labor strikes or disruptions;

•
unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns including pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Zika virus and SARS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
Our hotel properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or health concerns arise.
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

The delay in approving a budget and continuing appropriation legislation to fund the operations of the federal government caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013 and for an even longer period of time beginning in the fourth quarter of 2018.  In April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that similar action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur again in future periods, resulting in difficulties and discouraging travel or meetings and conferences.  The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the future.  Such impacts could have a material adverse impact on our consolidated financial statements.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control, including:

•	adverse changes in international, national, regional and local economic and market conditions;

•	changes in interest rates and in the availability, cost and terms of debt financing;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;

•	the ongoing need for capital improvements, particularly in older structures;

•	changes in operating expenses; and

•	civil unrest, acts of God, including earthquakes, floods, wildfires and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.
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

We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to federal, state and local corporate income tax. States and localities may seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition or provide more services, they may, among other steps, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for U.S. federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.
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
In order for us to maintain our qualification as a REIT for U.S. federal income tax purposes, no more than 50 percent in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the U.S. federal income tax laws to include various kinds of entities) during the last half of any taxable year. To assist us in maintaining our qualification as a REIT, our declaration of trust contains a share ownership limit. Generally, any of our shares owned by affiliated owners will be added together for purposes of the share ownership limit.
If anyone transfers our shares in a way that would violate the share ownership limit or prevent us from qualifying as a REIT under the U.S. federal income tax laws, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the share ownership limit or we will consider the transfer to be null and void from the outset, and the intended transferee of those shares will be deemed never to have owned the shares. Anyone who acquires our shares in violation of the share ownership limit or the other restrictions on transfer in our declaration of trust bears the risk of suffering a financial loss when the shares are redeemed or sold if the market price of our shares falls between the date of purchase and the date of redemption or sale.
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

Our board of trustees determines our major policies, including policies and guidelines relating to our acquisitions, leverage, financing, growth, operations and distributions to shareholders. Our board of trustees may amend or revise these and other policies and guidelines from time to time without the vote or consent of our shareholders. Accordingly, our shareholders will have limited control over changes in our policies and those changes could adversely affect our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
We have issued six series of preferred shares, of which we have repurchased two and four remain outstanding, and two series of senior unsecured notes. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2018, 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”), 5,000,000 shares of our 6.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”) and 6,000,000 shares of our 6.3% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $510.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $32.6 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series C Preferred Shares, the Series D Preferred Shares, the Series E Preferred Shares and the Series F Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE American LLC or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American LLC or NASDAQ, holders of Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series F Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares.

Upon such a conversion, holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to 2.0325 multiplied by the number of Series C Preferred Shares converted, holders of Series D Preferred Shares will be limited to a maximum number of our common shares equal to 1.9794 multiplied by the number of Series D Preferred Shares converted , holders of Series E Preferred Shares will be limited to a maximum number of our common shares equal to 1.9372 multiplied by the number of Series E Preferred Shares converted and holders of Series F Preferred Shares will be limited to a maximum number of our common shares equal to 2.0649 multiplied by the number of Series F Preferred Shares converted. In addition, those features of the Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares and Series F Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series F Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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
U.S. Federal Income Tax Risk Factors
Our failure to maintain our qualification as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.
We have elected to be taxed as a REIT for U.S. federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis.
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax for taxable years prior to 2018, on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares. If, for any reason, we ceased to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify which would negatively impact the value of our shares.
In addition, if we fail to maintain our qualification as a REIT, we will no longer be required to make distributions to shareholders, and all distributions to shareholders will be subject to tax as dividend income to the extent of our current and accumulated earnings and profits. As a result of all these factors, our failure to maintain our qualification as a REIT could impair our ability to execute our business and growth strategies, as well as make it more difficult for us to raise capital and service our indebtedness.
We could face adverse tax consequences if LaSalle failed to qualify as a REIT prior to the merger.
In connection with the closing of the merger, we received an opinion of counsel to the effect that LaSalle qualified as a REIT for U.S. federal income tax purposes through the time of the merger. However, we did not request a ruling from the IRS that LaSalle qualified as a REIT. Notwithstanding the opinion of counsel, if the IRS successfully challenged LaSalle’s REIT status prior to the merger, we could face adverse tax consequences, including:
•succeeding to LaSalle’s liability for U.S. federal income taxes at regular corporate rates for the periods in which LaSalle failed to qualify as a REIT (without regard to the deduction for dividends paid for such periods);
•succeeding to any built-in gain on LaSalle’s assets, for which we could be liable for U.S. federal income tax at regular corporate rates, if we were to recognize such gain in the five-year period following the merger; and
•succeeding to LaSalle’s earnings and profits accumulated during the periods in which LaSalle failed to qualify as a REIT, which we would be required to distribute to our shareholders in order to satisfy the REIT distribution requirements and avoid the imposition of any excise tax.
As a result, we would have less cash available for operations and distributions to our shareholders, which could require us to raise capital on unfavorable terms or pay deficiency dividends.
Complying with REIT requirements may cause us to forego otherwise attractive business opportunities or liquidate otherwise attractive investments.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.
In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20 percent of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25 percent of our assets can be represented by debt of "publicly offered REITs" (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. The Code provides that temporary investments of new capital in stock or debt instruments for the one-year period beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
To maintain our qualification as a REIT and avoid corporate income tax and excise tax, we must distribute annually a certain percentage of our REIT taxable income, which could require us to raise capital on terms or sell properties at prices or at times that are unfavorable.
To maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

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
Our REIT taxable income may substantially exceed our net income as determined based on U.S. generally accepted accounting principles, or U.S. GAAP, because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our REIT taxable income. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow or raise capital on terms or sell properties at prices or at times that we regard as unfavorable in order to distribute enough of our REIT taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax in a particular year.
We may pay taxable dividends partly in shares and partly in cash, in which case shareholders may sell our shares to pay tax on such dividends, placing downward pressure on the market price of our shares.

We may pay taxable dividends partly in shares and partly in cash. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20% of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
Our TRS lessees increase our overall tax liability.
Our TRS lessees are subject to U.S. federal and state income tax on their taxable income, which consists of the revenues from the hotel properties leased by our TRS lessees, net of the operating expenses (including management fees) for such hotel properties and rent payments to us. In certain circumstances, the ability of our TRS lessees to deduct interest expense may be limited. Accordingly, although our ownership of our TRS lessees allows us to participate in the operating income from our hotel properties in addition to receiving rent, that operating income is fully subject to income tax. The after-tax net income of our TRS lessees is available for distribution to us.
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
Our TRSs are subject to applicable U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us, but is not required to be distributed to us. We believe that the aggregate value of the stock and securities of our TRSs is and will continue to be less than 20 percent of the value of our total assets (including our TRS stock and securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with TRS ownership limitations. In addition, we will scrutinize all of our transactions with our TRSs to ensure that they are entered into on arm's-length terms to avoid incurring the 100 percent excise tax described above. There can be no assurance, however, that we will be able to comply with the TRS ownership limitation discussed above or to avoid application of the 100 percent excise tax discussed above.

If the leases of our hotel properties to our TRS lessees are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders.
To maintain our qualification as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” Rents paid to our Operating Partnership by our TRS lessees pursuant to the lease of our hotel properties constitute substantially all of our gross income. In order for such rent to qualify as “rents from real property” for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and would be subject to higher taxes and have less cash available for distribution to our shareholders and suffer other adverse consequences.
We believe that our Operating Partnership qualifies to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership generally is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is required to pay tax on its allocable share of our Operating Partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as a corporation for tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.
If our TRSs fail to qualify as TRSs for U.S. federal income tax purposes or our hotel managers do not qualify as “eligible independent contractors,” we would fail to qualify as a REIT.
Rent paid by a lessee that is a “related party tenant” of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees. So long as any TRS lessee qualifies as a TRS, it will not be treated as a “related party tenant” with respect to our properties that are managed by an independent hotel management company that qualifies as an “eligible independent contractor.” We believe that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.
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
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.

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
Our Operating Partnership owns 100% of the common shares of each of three subsidiary REITs that have elected to be taxed as REITs under the U.S. federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If any of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REITs would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REITs would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to maintain their qualification as a REIT, such subsidiary REITs would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
The ability of our board of trustees to revoke our REIT qualification without shareholder approval may subject us to U.S. federal and state income tax and reduce distributions to our shareholders.
Our declaration of trust provides that our board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders and on the market price of our common shares.
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
Our declaration of trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8 percent (measured by value or number of shares, whichever is more restrictive) of any class or series of our shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8 percent of the value of our outstanding shares would result in the termination REIT status. These restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.
These ownership limits could delay or prevent a transaction or a change in control that might involve a premium price for our shares or otherwise be in the best interest of the shareholders.

The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce the tax benefits of our REIT structure compared to non-REIT corporations, reduce our operating flexibility and reduce the market price of our shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. The Tax Cuts and Jobs Act, or "TCJA", significantly changed the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Additional technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

We lease our headquarters located at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814, and 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814.

At December 31, 2018, we owned 63 hotels with a total of 15,253 guest rooms.

The following table sets forth certain information about the hotels we wholly owned as of December 31, 2018, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
2.	InterContinental Buckhead Atlanta		July 1, 2010	Buckhead, GA	422
3.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, D.C.	184
4.	Skamania Lodge		November 3, 2010	Stevenson, WA	258
5.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
6.	Sofitel Philadelphia at Rittenhouse Square		December 3, 2010	Philadelphia, PA	306
7.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
8.	The Westin San Diego Gaslamp Quarter	(2)	April 6, 2011	San Diego, CA	450
9.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
10.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
11.	W Boston		June 8, 2011	Boston, MA	238
12.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
13.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
14.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
15.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297

16.	Hotel Zelos San Francisco	(3)	October 25, 2012	San Francisco, CA	202
17.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
18.	Hotel Modera		August 28, 2013	Portland, OR	174
19.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
20.	Hotel Zeppelin San Francisco	(3)	May 22, 2014	San Francisco, CA	196
21.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
22.	Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel		November 12, 2014	Miami, FL	157
23.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
24.	Union Station Hotel Nashville, Autograph Collection	(1)	December 10, 2014	Nashville, TN	125
25.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
26.	LaPlaya Beach Resort and Club		May 21, 2015	Naples, FL	189
27.	Hotel Zoe Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
28.	Villa Florence San Francisco on Union Square		November 30, 2018	San Francisco, CA	189
29.	Hotel Vitale	(1)	November 30, 2018	San Francisco, CA	200
30.	The Marker San Francisco		November 30, 2018	San Francisco, CA	208
31.	Hotel Spero		November 30, 2018	San Francisco, CA	236
32.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
33.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
34.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	162
35.	Le Parc Suite Hotel		November 30, 2018	West Hollywood, CA	154
36.	Hotel Amarano Burbank		November 30, 2018	Burbank, CA	132
37.	Montrose West Hollywood		November 30, 2018	West Hollywood, CA	133
38.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115
39.	Grafton on Sunset		November 30, 2018	West Hollywood, CA	108
40.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
41.	The Liberty, A Luxury Collection Hotel, Boston	(1)	November 30, 2018	Boston, MA	298
42.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
43.	Onyx Hotel		November 30, 2018	Boston, MA	112
44.	Hotel Palomar Washington DC		November 30, 2018	Washington, DC	335
45.	Sofitel Washington DC Lafayette Square		November 30, 2018	Washington, DC	237
46.	The Liaison Capitol Hill		November 30, 2018	Washington, DC	343
47.	George Hotel		November 30, 2018	Washington, DC	139
48.	Mason & Rook Hotel		November 30, 2018	Washington, DC	178
49.	Donovan Hotel		November 30, 2018	Washington, DC	193
50.	Rouge Hotel		November 30, 2018	Washington, DC	137
51.	Topaz Hotel		November 30, 2018	Washington, DC	99
52.	Hotel Madera		November 30, 2018	Washington, DC	82
53.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
54.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
55.	Solamar Hotel	(1)	November 30, 2018	San Diego, CA	235
56.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
57.	Hilton San Diego Resort & Spa	(1)	November 30, 2018	San Diego, CA	357
58.	The Heathman Hotel		November 30, 2018	Portland, OR	151
59.	Southernmost Beach Resort	(4)	November 30, 2018	Key West, FL	262
60.	The Marker Key West		November 30, 2018	Key West, FL	96
61.	The Roger New York	(1)	November 30, 2018	New York, NY	194

62.	Hotel Chicago Downtown, Autograph Collection	November 30, 2018	Chicago, IL	354
63.	The Westin Michigan Avenue Chicago	November 30, 2018	Chicago, IL	752
	Total number of guest rooms			15,253

	(1) This property is subject to a long-term ground or air rights lease.
	(2) This property is subject to mortgage debt at December 31, 2018.
	(3) This property is subject to a long-term hotel lease.
	(4) This property is subject to a ground lease on a restaurant facility.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Access Hotels and Resorts, AccorHotels, Benchmark Hotels and Resorts, CoralTree Hospitality Group, Davidson Hotels and Resorts, Destination Hotels and Resorts, Evolution, HEI Hotels and Resorts, Highgate, Hyatt, InterContinental Hotels Group, JRK Property Holdings, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, OLS Hotels and Resorts, Provenance Hotels, Pyramid Hotel Group, Sage Hospitality, sbe Hotel Group and Viceroy Hotel Group.

Our management agreements generally have the terms described below:

•
Base Management Fees.  Our management agreements generally provide for the payment of base management fees between 1% and 4% of the applicable hotel's revenues or a fixed amount, as determined in the agreements.

•
Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Some of our management agreements provide for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Some of our management agreements have a maximum incentive fee of 2.5% of revenue.

•	Terms. The terms of our management agreements range from 1 year to 22 years not including renewals, and 1 year to 52 years including renewals.

•
Ability to Terminate.  Many of our management agreements are terminable at will by us upon payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to eight times the annual base management and incentive management fees, depending on the agreement and the reason for termination.

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

Franchise Agreements

We have franchise agreements for the following hotels: the Le Meridien Delfina Santa Monica; the Embassy Suites San Diego Bay - Downtown; The Nines, a Luxury Collection Hotel, Portland; Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel; Union Station Hotel Nashville, Autograph Collection; The Liberty, A Luxury Collection Hotel, Boston; Hilton San Diego Gaslamp Quarter; Hilton San Diego Resort & Spa and Hotel Chicago Downtown, Autograph Collection. Pursuant to these franchise agreements, we pay franchise fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise fees for room revenues are approximately two to five percent of gross room revenues. The franchise agreements for the respective hotels expire as follows:

Property	Expiration Date
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel	September 2036
Union Station Hotel Nashville, Autograph Collection	January 2032
The Liberty, A Luxury Collection Hotel, Boston	January 2036
Hilton San Diego Gaslamp Quarter	May 2020
Hilton San Diego Resort & Spa	December 2025
Hotel Chicago Downtown, Autograph Collection	February 2034

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
Shareholder Information
On February 22, 2019, there were 55 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2013, to the NYSE closing price per share on December 31, 2018, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2013 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2013	Value of Investment at December 31, 2014	Value of Investment at December 31, 2015	Value of Investment at December 31, 2016	Value of Investment at December 31, 2017	Value of Investment at December 31, 2018
Pebblebrook Hotel Trust	$100.00	$151.95	$96.48	$108.31	$141.58	$112.55
Russell 2000 Index	$100.00	$104.90	$100.27	$121.60	$139.39	$124.02
FTSE NAREIT Equity Index	$100.00	$128.03	$131.65	$143.32	$155.75	$149.42

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
For income tax purposes, distributions paid per share were characterized as follows:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.2040	77.57%	$1.3611	95.41%	$1.3794	95.14%
Qualified dividend	0.3482	22.43%	0.0256	1.79%	0.0704	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	0.0399	2.80%	—	—%
Total	$1.5522	100.00%	$1.4266	100.00%	$1.4498	100.00%

Series A Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$—	—%	$0.2914	95.14%
Qualified dividend	—	—%	—	—%	0.0149	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$0.3063	100.00%

Series B Preferred Shares: (2)
Ordinary non-qualified income	$—	—%	$—	—%	$1.3109	95.14%
Qualified dividend	—	—%	—	—%	0.0669	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$1.3778	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.2605	77.57%	$1.1969	98.20%	$1.5461	95.14%
Qualified dividend	0.3645	22.43%	0.0219	1.80%	0.0789	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.2188	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$1.2363	77.57%	$1.1739	98.21%	$0.9099	95.15%
Qualified dividend	0.3575	22.43%	0.0214	1.79%	0.0464	4.85%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.5938	100.00%	$1.1953	100.00%	$0.9563	100.00%

Series E Preferred Shares: (3)
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$—	—%

Series F Preferred Shares: (3)
Ordinary non-qualified income	—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$—	—%

(1) Redeemed in full in March 2016.
(2) Redeemed in full in September 2016.
(3) Issued upon completion of our merger with LaSalle on November 30, 2018.

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

Of the common distributions declared on November 19, 2018 and December 14, 2018 and both paid on January 15, 2019, $0.3478 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 14, 2018 and paid on January 15, 2019, $0.4063 of Series C, of $0.3984 of Series D, $0.3984 of Series E, and $0.3938 of Series F were treated as 2019 distributions for tax purposes.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2018. See Note 9 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,207,886
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,207,886

During the year ended December 31, 2018, certain of our employees chose to have us acquire from such employees an aggregate of 69,687 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $35.97 per share.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2018 - October 31, 2018	—	$—	—	$—
November 1, 2018 - November 30, 2018	—	$—	—	$—
December 1, 2018 - December 31, 2018	—	$—	—	$—
Total	—	$—	—	$56,600,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2018, $56.6 million of common shares remained available for repurchase under this program.
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

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except share and per-share data)
Revenues:
Room	$565,107	$532,288	$568,867	$526,573	$410,600
Food and beverage	199,089	182,737	191,857	190,852	148,114
Other operating	64,482	54,292	55,697	53,439	40,062
Total revenues	828,678	769,317	816,421	770,864	598,776
Expenses:
Hotel operating expenses:
Room	143,171	134,068	137,312	124,090	102,709
Food and beverage	136,845	123,213	126,957	128,816	104,843
Other direct and indirect	231,818	210,692	219,655	215,169	166,435
Total hotel operating expenses	511,834	467,973	483,924	468,075	373,987
Depreciation and amortization	108,475	102,290	102,439	95,872	68,324
Real estate taxes, personal property taxes, property insurance and ground rent	54,191	48,500	50,488	46,947	36,878
General and administrative	22,512	23,977	27,912	27,649	26,349
Transaction costs	75,049	71	193	4,686	1,973
Impairment and other losses	1,452	6,003	12,148	—	—
Loss (gain) on sale of hotel properties	2,147	(14,877)	(40,690)	—	—
Gain on insurance settlement	(13,954)	—	—	—	—
Total operating expenses	761,706	633,937	636,414	643,229	507,511
Operating income (loss)	66,972	135,380	180,007	127,635	91,265
Interest income	178	97	1,995	2,511	2,529
Interest expense	(53,923)	(37,299)	(43,615)	(38,774)	(27,065)
Other	1,900	2,265	283	—	—
Equity in earnings (loss) of joint venture	—	—	(64,842)	6,213	10,065
Income (loss) before income taxes	15,127	100,443	73,828	97,585	76,794
Income tax (expense) benefit	(1,742)	(181)	134	(2,590)	(3,251)
Net income (loss)	13,385	100,262	73,962	94,995	73,543
Net income (loss) attributable to non-controlling interests	(8)	374	258	327	677
Net income (loss) attributable to the Company	13,393	99,888	73,704	94,668	72,866
Distributions to preferred shareholders	(17,466)	(16,094)	(19,662)	(25,950)	(25,079)
Issuance costs of redeemed preferred shares	—	—	(7,090)	—	—
Net income (loss) attributable to common shareholders	$(4,073)	$83,794	$46,952	$68,718	$47,787
Net income (loss) per share available to common shareholders, basic	$(0.06)	$1.20	$0.65	$0.95	$0.72
Net income (loss) per share available to common shareholders, diluted	$(0.06)	$1.19	$0.64	$0.94	$0.71
Weighted-average number of common shares, basic	74,286,307	69,591,973	71,901,499	71,715,870	65,646,712
Weighted-average number of common shares, diluted	74,286,307	69,984,837	72,373,242	72,384,289	66,264,118

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$6,534,193	$2,456,450	$2,672,654	$2,673,584	$2,343,690
Ground lease asset	199,745	29,037	29,627	30,218	30,891
Cash and cash equivalents	83,366	25,410	33,410	26,345	52,883
Total assets	6,978,348	2,590,868	2,809,259	3,058,471	2,767,186
Debt	2,746,898	885,237	996,251	1,105,595	840,689
Total shareholders' equity	3,759,835	1,498,901	1,605,684	1,758,389	1,781,091

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
Overview

Overall in 2018 our portfolio performed at the high end of our guidance. The strongest markets of the year for us include Naples, Florida and Key West, Florida, both of which continue to recover from the negative impact of Hurricane Irma in 2017, and San Francisco, which is expected to be even stronger in 2019 as we see an incredibly favorable convention calendar following the Moscone Convention Center renovation, combined with strong business and leisure hotel demand and limited supply growth. As we look ahead to 2019, despite the softening global economic growth trends, group and transient business travel along with leisure travel demand remain solid.  We continue to see supply increases in many of the larger urban markets such as New York, Los Angeles, Miami, Nashville, Portland, Seattle and Chicago.

On November 30, 2018, we completed our merger with LaSalle Hotel Properties. The combined company, headquartered in Bethesda, Maryland, continues to be led by the senior management team leading us immediately prior to the merger. As of December 31, 2018, the Company owned 63 hotels with a total of 15,253 guest rooms.
During the year ended December 31, 2018, in addition to our merger with LaSalle, we had the following transactions:

•
The remediation of our 189-room LaPlaya Beach Resort and Club (“LaPlaya”) property following damage caused by Hurricane Irma was completed in January 2018 with additional repair work that was completed during the third quarter of 2018. As of December 31, 2018, we reached a final settlement agreement with our insurance carriers totaling $20.5 million, and we recognized a gain of $13.1 million for the year ended December 31, 2018.

•	On December 4, 2018, we sold The Grand Hotel Minneapolis for $30.0 million.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
	2018	2017

Same-Property Occupancy	82.1%	82.5%
Same-Property ADR	$246.15	$242.45
Same-Property RevPAR	$202.10	$200.01

This schedule of hotel results for the year ended December 31 includes information from all of the hotels we owned as of December 31, 2018, except for The Grand Hotel Minneapolis for Q4 in both 2018 and 2017 because it was sold during the fourth quarter of 2018, and LaPlaya Beach Resort & Club for Q3 and Q4 in both 2018 and 2017 because it was closed during the fourth quarter of 2017 due to the impact from Hurricane Irma. Hotels acquired through the merger with LaSalle Hotel Properties are excluded from January through November in both 2018 and 2017, as the Company's ownership of these hotels began in December 2018.
Results of Operations
At December 31, 2018 and 2017, we had 63 and 28 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2018 and 2017. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

				Non-comparable property for the
Property		Location	Acquisition/Disposition Date	Years Ended 2018 and 2017	Years Ended 2017 and 2016
Viceroy Miami		Miami, FL	June 1, 2016		X
The Redbury Hollywood		Hollywood, CA	June 1, 2016		X
Manhattan NYC	(1)	New York, NY	October 19, 2016		X
Dumont NYC	(2)	New York, NY	October 19, 2016	X	X
DoubleTree by Hilton Hotel Bethesda -Washington DC		Bethesda, Maryland	November 2, 2016		X
LaSalle Hotel Properties' portfolio	(3)	Various	November 30, 2018	X
The Grand Hotel Minneapolis		Minneapolis, MN	December 4, 2018	X

(1) We obtained full ownership of this property as a result of the joint venture redemption transaction on October 19, 2016 and subsequently sold this property on December 20, 2016.
(2) We obtained full ownership of this property as a result of the joint venture redemption transaction on October 19, 2016 and subsequently sold this property on June 20, 2017.
(3) As a result of our merger with LaSalle Hotel Properties, we acquired a portfolio of 36 properties.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
Revenues — Total hotel revenues increased by $59.4 million, of which $12.9 million was contributed by the comparable properties and an increase of $56.7 million was contributed by the properties acquired through our merger with LaSalle which was offset by a decrease in revenues from the other non-comparable properties. The comparable properties increase was primarily due to increases in revenues at the Hotel Zoe Fisherman's Wharf following its renovation in 2017 and the re-opening of LaPlaya after its closure from Hurricane Irma in 2017.
Hotel operating expenses — Total hotel operating expenses increased by $43.9 million. The comparable properties contributed a net increase of $9.2 million, primarily due to increases in revenues and expenses at the Hotel Zoe Fisherman's Wharf following its renovation in 2017 and the re-opening of LaPlaya after its closure in 2017 from Hurricane Irma. The acquisitions of hotel properties through our merger with LaSalle contributed to an additional $40.8 million increase which was offset by a decrease in expenses from the other non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $6.2 million primarily due to the additional depreciation expense of $9.2 million from the acquisition of the LaSalle portfolio which was offset by fully depreciated assets at some of the hotels acquired in 2010.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $5.7 million primarily due to additional real estate taxes, personal property taxes, property insurance and ground rent from the acquisition of the LaSalle portfolio.
Corporate general and administrative — Corporate general and administrative expenses decreased by $1.5 million primarily as a result of the decrease in pre-opening expenses related to less hotel renovations in 2018. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs increased by $75.0 million as a result of the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the Mergers and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
Impairment and other losses — Impairment and other losses decreased by $4.6 million. In 2017, we recognized a $5.0 million loss related to property damage sustained by LaPlaya as a result of Hurricane Irma and an impairment loss of $1.0 related to the Dumont NYC. In 2018, we incurred $1.5 million in costs related to the property damage sustained by LaPlaya from Hurricane Irma which were recovered through insurance proceeds.
Loss (gain) on sale of hotel properties — Loss on sale of hotel properties decreased by $17.0 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.9 million. In 2018, we incurred a loss of $2.1 million from the sale of The Grand Hotel Minneapolis.
Interest expense — Interest expense increased by $16.6 million as a result of additional borrowings of debt to fund the LaSalle merger.
Income tax (expense) benefit — Income tax expense increased by $1.6 million due to an increase in taxable income of our taxable REIT subsidiaries.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the OP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased by $1.4 million as a result of the issuances of the Series E Preferred Shares and Series F Preferred Shares in connection with the merger with LaSalle.
Other comprehensive income (loss) — Other comprehensive income (loss) decreased by $95.8 million as a result of a decrease in net income and the change in the fair values of our interest rate swaps.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Revenues — Total hotel revenues increased by $47.1 million, of which $7.8 million was contributed by the comparable properties and a net decrease of $39.3 million was contributed by the non-comparable properties. Hotel Monaco Washington DC, Hotel Zeppelin San Francisco and Union Station Hotel Nashville, Autograph Collection had increases in occupancy and ADR resulting from ramping up following their renovations in 2016. Additionally, revenues increased at the Hotel Monaco Washington DC as a result of the presidential inauguration and Women's March during the first quarter of 2017. These gains were offset by declines in revenues at Hotel Palomar Los Angeles Beverly Hills and Hotel Zoe Fisherman's Wharf due to their renovations and the closure of LaPlaya as a result of Hurricane Irma.

Hotel operating expenses — Total hotel operating expenses decreased by $16.0 million. The comparable properties contributed a net increase of $7.3 million, primarily due to increases in revenues and expenses at Hotel Monaco Washington DC and Hotel Zeppelin San Francisco following their renovations. These increases were offset by a reduction in costs from the renovation at the Hotel Zoe Fisherman's Wharf and the closure of LaPlaya as a result of Hurricane Irma. The net increase of $7.3 million from the comparable properties was offset by a $23.3 million decrease contributed by the non-comparable properties.
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
Corporate general and administrative — Corporate general and administrative expenses decreased by $3.9 million primarily as a result of the decrease in share based compensation expense. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Impairment loss and other losses — Impairment loss increased by $6.1 million. In 2016, we recognized a $12.1 million loss related to the DoubleTree by Hilton Hotel Bethesda -Washington DC and in 2017, we recognized a $5.0 million loss related to property damage sustained by LaPlaya as a result of Hurricane Irma and an impairment loss of $1.0 million related to the Dumont NYC.
Loss (Gain) on sale of hotel properties — Gain on sale of hotel properties decreased by $25.8 million. In 2017, we sold the Dumont NYC and the parking garage at the Revere Hotel Boston Common resulting in a total gain of $14.9 million. In 2016, we sold a land parcel adjacent to the Revere Hotel Boston Common, Viceroy Miami and The Redbury Hollywood hotels, resulting in a total gain of $40.7 million.
Interest income — Interest income decreased by $1.9 million as a result of the repayment of a note receivable by the Manhattan Collection joint venture in October 2016.
Interest expense — Interest expense decreased by $6.3 million as a result of the repayments of mortgage loans with proceeds from property sales, resulting in lower mortgage debt balances.
Other — Other expense increased by $2.0 million as a result of income recognized from a forfeited deposit on a hotel property that was contracted to sell.
Equity in earnings (losses) of joint venture — Equity in losses of joint venture decreased from $(64.8) million in 2016 to zero in 2017 as a result of redeeming our 49% interest in a joint venture which owned six hotel properties in New York, New York (the "Manhattan Collection joint venture") in October 2016.
Income tax (expense) benefit — Income tax expense remained consistent compared to the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased $3.6 million as a result of the redemptions of all of the Series A Preferred Shares in March 2016 and all of the Series B Preferred Shares in September 2016 which were offset, in part, by the issuance of the Series D Preferred Shares in June 2016.
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
We calculate FFO in accordance with standards established by Nareit, formerly known as the National Association of Real Estate Investment Trusts, which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets (including impairment of real estate related joint ventures), the cumulative effect of changes in accounting principles and adjustments for unconsolidated partnerships and joint ventures. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization, gains (losses) from sales of real estate and impairments of real estate assets (including impairment of real estate related joint ventures), all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Net income (loss)	$13,385	$100,262	$73,962
Adjustments:
Depreciation and amortization	108,265	102,064	102,206
Depreciation and amortization from joint venture	—	—	7,139
(Gain) loss on sale of hotel properties	2,147	(14,877)	(40,690)
Impairment loss	—	3,849	12,148
Impairment loss from joint venture	—	—	62,622
FFO	$123,797	$191,298	$217,387
Distribution to preferred shareholders	(17,466)	(16,094)	(19,662)
Issuance costs of redeemed preferred shares	—	—	(7,090)
FFO available to common share and unit holders	$106,331	$175,204	$190,635
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. The white paper issued by Nareit entitled “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate” defines EBITDAre as net income or loss (computed in accordance with U.S. GAAP), excluding interest expense, income tax, depreciation and amortization, gains or losses on the disposition of depreciated property (including gains or losses on change of control), impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and after comparable adjustments for our portion of these items related to unconsolidated affiliates. We believe that EBITDA and EBITDAre provide investors useful financial measures to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).
The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Net income (loss)	$13,385	$100,262	$73,962
Adjustments:
Interest expense	53,923	37,299	43,615
Interest expense from joint venture	—	—	8,218
Income tax expense (benefit)	1,742	181	(134)
Depreciation and amortization	108,475	102,290	102,439
Depreciation and amortization from joint venture	—	—	7,139
EBITDA	$177,525	$240,032	$235,239
Gain on sale of hotel properties	2,147	(14,877)	(40,690)
Impairment loss	—	3,849	12,148
Impairment loss from joint venture	—	—	62,622
EBITDAre	$179,672	$229,004	$269,319
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
Hotel Properties
Investment in Hotel Properties
Estimation and judgment is required to allocate the purchase price to elements of our acquired hotel properties. Upon acquisition, we allocate the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs related to business combinations are expensed as incurred.
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
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If we are the agent, revenue is recognized based upon the commission earned from the third party. If we are the principal, we recognize revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied.
We recognize revenue related to nonrefundable membership initiation fees and refundable membership initiation deposits over the expected life of an active membership. For refundable membership initiation deposits, the difference between the amount paid by the member and the present value of the refund obligation is deferred and recognized as other operating revenues on the consolidated statements of operations and comprehensive income over the expected life of an active membership. The present value of the refund obligation is recorded as a membership initiation deposit liability in the consolidated balance sheets and accretes over the nonrefundable term using the effective interest method using our incremental borrowing rate. The accretion is included in interest expense.
Certain of our hotels have retail spaces, restaurants or other spaces which the we lease to third parties. Lease revenue is recognized on a straight-line basis over the life of the lease and included in other operating revenues in our consolidated statements of operations and comprehensive income.
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

As a result of the approximately 61.5 million common shares and units issued on November 30, 2018 in connection with our merger with LaSalle, we anticipate an increase in cash outflows as a result of the increased dividend payment requirements.  We expect to fund the dividends from increased cash flows generated from the hotel properties acquired in the merger.
Our debt consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$170,000	$45,000
PHL unsecured credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$170,000	$45,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Fifth Term Loan	Floating (3)	March 2019	—	—
Sixth Term Loan:
Tranche 2020	Floating (3)	December 2020	250,000	—
Tranche 2021	Floating (3)	November 2021	300,000	—
Tranche 2022	Floating (3)	November 2022	400,000	—
Tranche 2023	Floating (3)	November 2023	400,000	—
Tranche 2024	Floating (3)	January 2024	400,000	—
Total Sixth Term Loan			1,750,000	—
Total term loans at stated value			2,425,000	675,000
Deferred financing costs, net			(15,716)	(4,594)
Total term loans			$2,409,284	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(531)	(626)
Total senior unsecured notes			$99,469	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	68,207	70,573
Deferred financing costs, net			(62)	(116)
Total mortgage loans			$68,145	$70,457
Total debt			$2,746,898	$885,237

__________
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of December 31, 2018, we had $170.0 million in outstanding borrowings and $480.0 million borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility, as amended and restated and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of December 31, 2018, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. The unsecured term loans bear interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities. Information about our senior unsecured term loans is found in the table above and Note 6 to the accompanying consolidated financial statements.
Senior Unsecured Notes
We have two unsecured notes outstanding, $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The terms of the Series A Notes and the Series B Notes are substantially similar to those of our senior unsecured revolving credit facility, as amended and restated.
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
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the year ended December 31, 2018. As of December 31, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $135.7 million for the year ended December 31, 2018. Our cash from operations includes the operating activities of the 63 hotels we owned as of December 31, 2018, investment income, offset by corporate expenses and merger related transaction expenses. Our cash provided by operating activities was $193.6 million for the year ended December 31, 2017. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of December 31, 2017.
Cash Used in and Provided by Investing Activities. Our cash used in investing activities was $1,778.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, we paid $1,372.6 million to fund the LaSalle merger, invested $89.6 million in improvements to our hotel properties, purchased $356.2 million in marketable securities, sold $6.7 million in marketable securities, received $28.6 million from the sale of one hotel property and received $5.2 million in property insurance proceeds. Our cash provided by investing activities was $132.3 million for the year ended December 31, 2017. During the year ended December 31, 2017, we invested $80.8 million in improvements to our hotel properties and received $203.5 million in proceeds from the sale of one hotel property and a parking garage.
Cash Provided by Financing Activities. Our cash provided by financing activities was $1,717.7 million for the year ended December 31, 2018. During the year ended December 31, 2018, we borrowed $550.2 million under the revolving credit facilities (a portion of which was used to purchase the marketable securities described above in "Cash Used in and Provided by Investing Activities"), repaid $425.2 million under the revolving credit facilities, borrowed $1,850.0 million in debt to fund the LaSalle merger, repaid $102.4 million of debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $121.8 million in distributions and paid $29.4 million in financing costs. For the year ended December 31, 2017, cash used in financing activities was $334.2 million. During the year ended December 31, 2017, we borrowed $238.7 million under the revolving credit facilities, repaid $275.7 million under the revolving credit facilities, repaid $72.3 million of debt, repurchased $96.0 million of common shares under our share repurchase program and for tax withholding purposes in connection with vested share-based equity awards, paid $123.4 million in distributions and paid $5.5 million in other transactions.
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
For the year ended December 31, 2018, we invested $89.6 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $150.0 million to $170.0 million in capital investments for our hotels in 2019, including a $14.5 million renovation at Hilton San Diego Resort & Spa which is expected to be completed during the second quarter of 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$70,927	$4,966	$65,961	$—	$—
Term loans (2)	2,812,521	95,655	929,379	1,271,737	515,750
Unsecured notes (1)	127,904	4,792	9,584	9,584	103,944
Borrowings under credit facilities (3)	192,589	7,421	14,863	170,305	—
Hotel and ground leases (4)	1,242,121	16,642	33,663	33,874	1,157,942
Capital lease obligation	65,781	1,210	2,506	2,614	59,451
Refundable membership initiation deposits (5)	31,278	293	—	—	30,985
Purchase commitments (6)	25,494	25,494	—	—	—
Corporate office lease	7,351	1,030	2,146	2,266	1,909
Total	$4,575,966	$157,503	$1,058,102	$1,490,380	$1,869,981
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2018. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)
Our leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases. The table above reflects only minimum fixed rent for all periods presented and does not include assumptions for CPI adjustments.

(5)	Represents refundable initiation membership deposits from club members at LaPlaya.

(6)
Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements.
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

The Company has interest rate swap agreements with an aggregate notional amount of $1.4 billion to hedge variable interest rates on our unsecured term loans.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the year ended December 31, 2018, there was $(2.9) million in unrealized gain (loss) recorded in accumulated other comprehensive income. For the year ended December 31, 2017, the Company recorded a gain (loss) of $6.0 million in accumulated other comprehensive income.
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

	2019	2020	2021	2022	2023	Thereafter	Total
Liabilities
Fixed rate debt	$2,456	$65,751	$—	$—	$60,000	$40,000	$168,207
Average interest rate	3.69%	3.69%	—%	—%	4.70%	4.93%	4.35%
Variable rate debt	$—	$250,000	$500,000	$635,000	$700,000	$510,000	$2,595,000
Average interest rate (1)	—%	4.26%	3.92%	4.26%	4.22%	4.33%	4.20%
Total	$2,456	$315,751	$500,000	$635,000	$760,000	$550,000	$2,763,207

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2018 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2018, the estimated fair value of our fixed rate debt was $164.3 million.
As of December 31, 2018, $1.3 billion of the Company's aggregate indebtedness (49.1% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $1.3 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The SEC permits companies to exclude certain acquisitions from their assessments of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Accordingly, management’s assessment of the effectiveness of the Company’s internal control over financial reporting excluded the hotel operations of the LaSalle Hotel Properties portfolio, which was acquired by the Company on November 30, 2018. On that date, LaSalle and its related entities became our wholly-owned subsidiaries with total assets of $55.1 million and total revenues of $56.2 million included in our consolidated financial statements as of and for the year ended December 31, 2018.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-3, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-42.

2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-39 through F-42.

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
2.1
Agreement and Plan of Merger, dated as of September 6, 2018, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger OP, LP, Ping Merger Sub, LLC, LaSalle Hotel Properties and LaSalle Hotel LaSalle OP, L.P. (incorporated by reference to Exhibit 2.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 7, 2018 (File No. 001‑34571)).

2.2
Amendment No. 1 to the Agreement and Plan of Merger, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Ping Merger Sub, LLC, Ping Merger OP, LP, LaSalle Hotel Properties and LaSalle Hotel Operating Partnership, L.P., dated as of September 18, 2018 (incorporated by reference to Exhibit 2.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 19, 2018 (File No. 001‑34571)).

3.1†	Declaration of Trust, as amended and supplemented through November 30, 2018, of Pebblebrook Hotel Trust.
3.2
Amended and Restated Bylaws of Pebblebrook Hotel Trust (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on November 14, 2016 (File No. 001‑34571)).

3.3
First Amendment to Amended and Restated Bylaws of Pebblebrook Hotel Trust (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 21, 2017 (File No. 001‑34571)).

3.4
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

3.5
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014 (incorporated by reference to Exhibit 3.4 to Pebblebrook Hotel Trust’s Annual Report on Form 10‑K filed with the SEC on February 17, 2015 (File No. 001‑34571)).

3.6
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of June 8, 2016 (incorporated by reference to Exhibit 3.5 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on June 8, 2016 (File No. 001‑34571)).

3.7
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of November 30, 2018 (incorporated by reference to Exhibit 3.3 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on December 3, 2018 (File No. 001‑34571)).

10.1*
Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012 (File No. 001-34571)).

10.2*
Amendment No. 1 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective July 7, 2016 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Quarterly Report on Form 10‑Q filed with the SEC on July 25, 2016 (File No. 001‑34571)).

10.3*
Amendment No. 2 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective February 15, 2017 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 22, 2017 (File No. 001‑34571)).

10.4*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on March 24, 2010 (File No. 001-34571)).

10.5*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on March 24, 2010 (File No. 001-34571)).

10.6*
Change in Control Severance Agreement between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on March 24, 2010 (File No. 001-34571)).

10.7*
Form of Indemnification Agreement between Pebblebrook Hotel Trust and its officers and trustees (incorporated by reference to Exhibit 10.4 of Amendment No. 1 to Pebblebrook Hotel Trust's Registration Statement on Form S-11/A filed with the SEC on November 10, 2009 (File No. 333-162412)).

10.8*
Form of Share Award Agreement for trustees (incorporated by reference to Exhibit 10.6 of Amendment No. 2 to Pebblebrook Hotel Trust's Registration Statement on Form S-11/A filed with the SEC on November 25, 2009 (File No. 333-162412)).

10.9*
Form of Share Award Agreement (Performance Vesting) for executive officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).

10.10*
Form of LTIP Unit Vesting Agreement (supersedes Exhibits 10.11, 10.12 and 10.13 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on March 24, 2010 (File No. 001-34571)) (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).

10.11*
Form of Share Award Agreement for executive officers (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).

10.12
Lease, dated December 1, 1999, by and between the United States of America, acting through the Administrator of General Services, and Tariff Building Associates, L.P. (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 13, 2010 (File No. 001-34571)).

10.13
Assignment and Assumption of GSA Lease, dated September 9, 2010, by and among the United States of America, acting by and through the Administrator of General Services and Authorized Representatives, Tariff Building Associates, L.P., and Jayhawk Owner LLC (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 13, 2010 (File No. 001-34571)).

10.14
Historical Lease, dated October 16, 2000, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2011 (File No. 001-34571)).

10.15
Seventh Amendment to Historic Lease, dated February 6, 2001, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2011 (File No. 001-34571)).

10.16
Tenth Amendment to Historic Lease, dated December 9, 2008, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Maritime Hotel Associates, L.P. (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2011 (File No. 001-34571)).

10.17
Eleventh Amendment to Historic Lease, dated February 16, 2011, by and between the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an agency of the United States of America, and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2011 (File No. 001-34571)).

10.18
Assignment and Assumption of Historical Lease, dated February 16, 2011, by and among the United States Department of the Interior, National Park Service acting through the Regional Director, Pacific West Region, an Agency of the United States of America, Maritime Hotel Associates, L.P., and Wildcats Owner LLC. (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2011 (File No. 001-34571)).

10.19*
Form of LTIP Class B Unit Vesting Agreement (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

10.20*
Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

10.21*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 23, 2015 (File No. 001-34571)).

10.22
Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).

10.23
Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.23 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).

10.24
Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).

10.25
Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.25 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).

10.26
Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.33 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 22, 2016 (File No. 001-34571)).

10.27
First Amendment to Note Purchase Agreement, dated as of October 13, 2017, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.27 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).

10.28*
Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018).

10.29*
Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018).

10.30
Credit Agreement, dated as of September 5, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Quarterly Report on Form 10-Q filed with the SEC on November 1, 2018).

10.31*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Jon E. Bortz (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 7, 2018 (File No. 001‑34571)).

10.32*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Raymond D. Martz (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 7, 2018 (File No. 001‑34571)).

10.33*
Waiver Agreement, dated September 5, 2018, between Pebblebrook Hotel Trust and Thomas C. Fisher (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 7, 2018 (File No. 001‑34571)).

10.34†
Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto.

21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document (1)
101.SCH XBRL	Taxonomy Extension Schema Document (1)
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document (1)
101.LAB XBRL	Taxonomy Extension Label Linkbase Document (1)
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document (1)
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document (1)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

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

PEBBLEBROOK HOTEL TRUST

Date:	March 1, 2019	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 1, 2019
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	March 1, 2019
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	March 1, 2019
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	March 1, 2019
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	March 1, 2019
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	March 1, 2019
Michael J. Schall

/s/ EARL E. WEBB	Trustee	March 1, 2019
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

McLean, Virginia
March 1, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated March 1, 2019 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired LaSalle Hotel Properties during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, LaSalle Hotel Properties’ internal control over financial reporting associated with total assets of $55.1 million and total revenues of $56.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LaSalle Hotel Properties.
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

/s/ KPMG LLP

McLean, Virginia
March 1, 2019

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	December 31, 2018	December 31, 2017

ASSETS
Investment in hotel properties, net	$6,534,193	$2,456,450
Ground lease asset, net	199,745	29,037
Cash and cash equivalents	83,366	25,410
Restricted cash	24,445	7,123
Hotel receivables (net of allowance for doubtful accounts of $526 and $245, respectively)	59,897	29,206
Prepaid expenses and other assets	76,702	43,642
Total assets	$6,978,348	$2,590,868
LIABILITIES AND EQUITY
Debt	$2,746,898	$885,237
Accounts payable and accrued expenses	360,279	141,290
Deferred revenues	54,741	26,919
Accrued interest	2,741	2,073
Distribution payable	43,759	31,823
Total liabilities	3,208,418	1,087,342
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at December 31, 2018 and $250,000 at December 31, 2017), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at December 31, 2018 and 10,000,000 shares issued and outstanding at December 31, 2017	204	100
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,311,289 issued and outstanding at December 31, 2018 and 68,812,575 issued and outstanding at December 31, 2017	1,303	688
Additional paid-in capital	4,065,804	1,685,437
Accumulated other comprehensive income (loss)	1,330	3,689
Distributions in excess of retained earnings	(308,806)	(191,013)
Total shareholders’ equity	3,759,835	1,498,901
Non-controlling interests	10,095	4,625
Total equity	3,769,930	1,503,526
Total liabilities and equity	$6,978,348	$2,590,868
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2018	2017	2016
Revenues:
Room	$565,107	$532,288	$568,867
Food and beverage	199,089	182,737	191,857
Other operating	64,482	54,292	55,697
Total revenues	828,678	769,317	816,421
Expenses:
Hotel operating expenses:
Room	143,171	134,068	137,312
Food and beverage	136,845	123,213	126,957
Other direct and indirect	231,818	210,692	219,655
Total hotel operating expenses	511,834	467,973	483,924
Depreciation and amortization	108,475	102,290	102,439
Real estate taxes, personal property taxes, property insurance, and ground rent	54,191	48,500	50,488
General and administrative	22,512	23,977	27,912
Transaction costs	75,049	71	193
Impairment and other losses	1,452	6,003	12,148
Loss (gain) on sale of hotel properties	2,147	(14,877)	(40,690)
Gain on insurance settlement	(13,954)	—	—
Total operating expenses	761,706	633,937	636,414
Operating income (loss)	66,972	135,380	180,007
Interest income	178	97	1,995
Interest expense	(53,923)	(37,299)	(43,615)
Other	1,900	2,265	283
Equity in earnings (loss) of joint venture	—	—	(64,842)
Income (loss) before income taxes	15,127	100,443	73,828
Income tax (expense) benefit	(1,742)	(181)	134
Net income (loss)	13,385	100,262	73,962
Net income (loss) attributable to non-controlling interests	(8)	374	258
Net income (loss) attributable to the Company	13,393	99,888	73,704
Distributions to preferred shareholders	(17,466)	(16,094)	(19,662)
Issuance costs of redeemed preferred shares	—	—	(7,090)
Net income (loss) attributable to common shareholders	$(4,073)	$83,794	$46,952
Net income (loss) per share available to common shareholders, basic	$(0.06)	$1.20	$0.65
Net income (loss) per share available to common shareholders, diluted	$(0.06)	$1.19	$0.64
Weighted-average number of common shares, basic	74,286,307	69,591,973	71,901,499
Weighted-average number of common shares, diluted	74,286,307	69,984,837	72,373,242

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2018	2017	2016

Comprehensive Income:
Net income (loss)	$13,385	$100,262	$73,962
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(2,907)	6,001	2,438
Comprehensive income (loss)	10,478	106,263	76,400
Comprehensive income (loss) attributable to non-controlling interests	(16)	395	266
Comprehensive income (loss) attributable to the Company	$10,494	$105,868	$76,134
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2015	14,000,000	$140	71,735,129	$717	$1,868,047	$(4,750)	$(105,765)	$1,758,389	$2,445	$1,760,834
Issuance of shares, net of offering costs	5,000,000	50	—	—	120,758	—	—	120,808	—	120,808
Redemption of preferred shares	(9,000,000)	(90)	—	—	(217,870)	—	(7,090)	(225,050)	—	(225,050)
Issuance of common shares for Board of Trustee compensation	—	—	21,407	—	606	—	—	606	—	606
Repurchase of common shares	—	—	(88,510)	(1)	(2,495)	—	—	(2,496)	—	(2,496)
Share-based compensation	—	—	254,878	3	7,358	—	—	7,361	1,105	8,466
Distributions on common shares/units	—	—	—	—	—	—	(110,414)	(110,414)	(359)	(110,773)
Distributions on preferred shares	—	—	—	—	—	—	(19,662)	(19,662)	(17)	(19,679)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,438	—	2,438	—	2,438
Net income (loss)	—	—	—	—	—	—	73,704	73,704	258	73,962
Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustee compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,335,278)	(33)	(95,948)	—	—	(95,981)	—	(95,981)
Share-based compensation	—	—	208,238	1	4,541	—	—	4,542	1,104	5,646
Distributions on common shares/units	—	—	—	—	—	—	(105,580)	(105,580)	(359)	(105,939)
Distributions on preferred shares	—	—	—	—	—	—	(16,094)	(16,094)	(32)	(16,126)
Redemption of non-controlling interest LTIP units	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	6,001	—	6,001	—	6,001
Net income (loss)	—	—	—	—	—	—	99,888	99,888	374	100,262
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of shares, net of offering costs	10,400,000	104	61,399,104	614	2,377,089	—	—	2,377,807	—	2,377,807
Issuance of operating partnership units	—	—	—	—	—	—	—	—	4,665	4,665

Issuance of common shares for Board of Trustee compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	5,123	—	—	5,124	1,104	6,228
Distributions on common shares/units	—	—	—	—	—	—	(113,172)	(113,172)	(377)	(113,549)
Distributions on preferred shares	—	—	—	—	—	—	(17,466)	(17,466)	(39)	(17,505)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	125	125
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(2,907)	—	(2,907)	—	(2,907)
Cumulative effect from adoption of new accounting standard	—	—	—		—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	13,393	13,393	(8)	13,385
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
	For the year ended December 31,
	2018	2017	2016
Operating activities:
Net income (loss)	$13,385	$100,262	$73,962
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	108,475	102,290	102,439
Share-based compensation	6,228	5,646	8,466
(Gain) loss on derivative instruments	—	(265)	(283)
(Gain) loss on marketable securities	2,978	—	—
Amortization of deferred financing costs and mortgage loan premiums	18,256	2,040	1,513
Loss (gain) on sale of hotel properties	2,147	(14,877)	(40,690)
Impairment and other losses	—	3,849	12,148
Non-cash ground rent	3,062	2,884	2,762
Equity in (earnings) loss from joint venture	—	—	66,636
Other	2,939	2,378	2,654
Changes in assets and liabilities:
Hotel receivables	3,684	(1,270)	1,263
Prepaid expenses and other assets	5,031	(2,161)	2,286
Accounts payable and accrued expenses	(34,517)	(9,176)	4,492
Deferred revenues	4,029	2,039	2,324
Net cash provided by (used in) operating activities	135,697	193,639	239,972
Investing activities:
Acquisition of LaSalle, net of cash acquired	(1,372,584)	—	—
Improvements and additions to hotel properties	(89,605)	(80,825)	(121,899)
Proceeds from joint venture redemption	—	—	2,530
Deposit received on hotel properties	—	2,000	3,000
Proceeds from sale of hotel properties	28,551	203,479	364,390
Receipt from (acquisition of) note receivable	—	—	50,000
Investment in marketable securities	(356,180)	—	—
Sale of marketable securities	6,658	—	—
Purchase of corporate office equipment, software, and furniture	(164)	(40)	(74)
Property insurance proceeds	5,162	7,674	—
Net cash provided by (used in) investing activities	(1,778,162)	132,288	297,947
Financing activities:
Gross proceeds from issuance of preferred shares	—	—	125,000
Payment of offering costs — common and preferred shares	(470)	(62)	(4,189)
Payment of deferred financing costs	(29,366)	(5,411)	(1,414)
Contributions from non-controlling interest	—	106	—
Borrowings under revolving credit facilities	550,181	238,687	469,000
Repayments under revolving credit facilities	(425,181)	(275,687)	(552,000)
Proceeds from debt	1,850,000	—	150,000
Repayments of debt	(102,366)	(72,317)	(365,583)
Repurchase of common shares	(2,507)	(95,982)	(2,496)

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
Redemption of preferred shares	—	—	(225,050)
Distributions — common shares/units	(105,729)	(107,329)	(105,321)
Distributions — preferred shares	(16,094)	(16,094)	(21,770)
Proceeds from refundable membership deposits	29	656	1,658
Repayments of refundable membership deposits	(754)	(790)	(723)
Net cash provided by (used in) financing activities	1,717,743	(334,223)	(532,888)
Net change in cash and cash equivalents and restricted cash	75,278	(8,296)	5,031
Cash and cash equivalents and restricted cash, beginning of year	32,533	40,829	35,798
Cash and cash equivalents and restricted cash, end of period	$107,811	$32,533	$40,829
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
As of December 31, 2018, the Company owned 63 hotels with a total of 15,253 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2018, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL") and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, "LHL"), the Company’s taxable REIT subsidiaries ("TRSs"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 6 to the accompanying consolidated financial statements for disclosures on the fair value of debt and derivative instruments.
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
Derivative Instruments
In the normal course of business, the Company is exposed to the effects of interest rate changes. The Company may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are recorded at fair value on the balance sheet date. Unrealized gains and losses of hedging instruments are reported in other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
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
Income Taxes
To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company's TRS lessees are subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Segment Information
The Company separately evaluates the performance of each of its hotels properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. This guidance is effective for the Company on January 1, 2019, however, early adoption is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. Upon adoption, the Company currently expects to elect the practical expedients allowed under the guidance and retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also expects that it will elect not to restate prior periods for the impact of the adoption of the new standard and will instead recognize a cumulative-effect adjustment to beginning retained earnings in the period of adoption. These standards are expected to result in the recognition of right-to-use assets and related liabilities to account for the Company's future obligations under the ground lease arrangements for which the
Company is the lessee. The Company expects to recognize right of use assets and corresponding liabilities of approximately $200.0 million to $300.0 million during the first quarter of 2019.

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

Note 3. Acquisition and Disposition of Hotel Properties

Merger with LaSalle Hotel Properties

On November 30, 2018, the Company completed its merger with LaSalle Hotel Properties (“LaSalle”). Pursuant to the Agreement and Plan of Merger, dated as of September 6, 2018, as amended on September 18, 2018 (the “Merger Agreement”), by and among the Company, the Operating Partnership, Ping Merger Sub, LLC (“Merger Sub”), Ping Merger OP, LP (“Merger OP”), LaSalle and LaSalle Hotel Operating Partnership, L.P. (“LaSalle OP”).

Pursuant to the Merger Agreement, on November 30, 2018, Merger OP merged with and into LaSalle OP (the “Partnership Merger”) with LaSalle OP surviving as a subsidiary of the Operating Partnership. Immediately following the Partnership Merger, LaSalle merged with and into Merger Sub (the “Company Merger” and, together with the Partnership Merger, the

“Mergers”) with Merger Sub surviving as a wholly owned subsidiary of the Company. On December 3, 2018, Merger Sub assigned all of its rights and obligations to the Company and was liquidated and dissolved.

Upon completion of the Company Merger and pursuant to the Merger Agreement, each issued and outstanding LaSalle common share of beneficial interest, $0.01 par value per share ("LaSalle common shares") (other than the 10.8 million LaSalle common shares held by the Company) was converted into the right to receive either (i) 0.92 of the Company's common shares and cash in lieu of fractional shares, if any; or (ii) $37.80 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration”). The maximum number of LaSalle common shares that were eligible to be converted into the right to receive the Cash Consideration was equal to 30% of the aggregate number of LaSalle common shares issued and outstanding immediately prior to completion of the Company Merger. The LaSalle common shares, held by the Company, were excluded from the cash election in the Company Merger and were cancelled. In addition, each issued and outstanding LaSalle 6.375% Series I cumulative redeemable preferred share was converted into the right to receive one of the Company's 6.375% Series E cumulative redeemable preferred shares and each issued and outstanding LaSalle 6.3% Series J cumulative redeemable preferred share was converted into the right to receive one of the Company's 6.3% Series F cumulative redeemable preferred shares.

Upon completion of the Partnership Merger and under the terms of the Merger Agreement, each common unit of LaSalle OP (a “LaSalle OP Common Unit”) that was issued and outstanding immediately prior to completion of the Partnership Merger, other than LaSalle OP Common Units held by LaSalle and its subsidiaries, was cancelled and converted into the right to receive 0.92 common units of the Operating Partnership, without interest. No fractional common shares or OP units were issued in the Mergers, and the value of any fractional interests was paid in cash.
The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 36 hotel properties:

Property	Location	Ownership Interest	Rooms
Villa Florence San Francisco on Union Square	San Francisco, CA	100%	189
Hotel Vitale	San Francisco, CA	100%	200
The Marker San Francisco	San Francisco, CA	100%	208
Hotel Spero	San Francisco, CA	100%	236
Chaminade Resort & Spa	Santa Cruz, CA	100%	156
Harbor Court Hotel San Francisco	San Francisco, CA	100%	131
Viceroy Santa Monica Hotel	Santa Monica, CA	100%	162
Le Parc Suite Hotel	West Hollywood, CA	100%	154
Hotel Amarano Burbank	Burbank, CA	100%	132
Montrose West Hollywood	West Hollywood, CA	100%	133
Chamberlain West Hollywood Hotel	West Hollywood, CA	100%	115
Grafton on Sunset	West Hollywood, CA	100%	108
The Westin Copley Place, Boston	Boston, MA	100%	803
The Liberty, A Luxury Collection Hotel, Boston	Boston, MA	99.99%	298
Hyatt Regency Boston Harbor	Boston, MA	100%	270
Onyx Hotel	Boston, MA	100%	112
Hotel Palomar Washington DC	Washington, DC	100%	335
Sofitel Washington DC Lafayette Square	Washington, DC	100%	237
The Liaison Capitol Hill	Washington, DC	100%	343
George Hotel	Washington, DC	100%	139
Mason & Rook Hotel	Washington, DC	100%	178
Donovan Hotel	Washington, DC	100%	193
Rouge Hotel	Washington, DC	100%	137
Topaz Hotel	Washington, DC	100%	99
Hotel Madera	Washington, DC	100%	82
Paradise Point Resort & Spa	San Diego, CA	100%	462
Hilton San Diego Gaslamp Quarter	San Diego, CA	100%	286
Solamar Hotel	San Diego, CA	100%	235
L'Auberge Del Mar	Del Mar, CA	100%	121
Hilton San Diego Resort & Spa	San Diego, CA	100%	357
The Heathman Hotel	Portland, OR	100%	151
Southernmost Beach Resort	Key West, FL	100%	262
The Marker Key West	Key West, FL	100%	96
The Roger New York	New York, NY	100%	194
Hotel Chicago Downtown, Autograph Collection	Chicago, IL	100%	354
The Westin Michigan Avenue Chicago	Chicago, IL	100%	752
			8,420
The total consideration for the Mergers was approximately $4.1 billion, which included the Company's issuance of approximately 61.4 million common shares valued at $34.92 per share to LaSalle common shareholders, the Company's issuance of 4.4 million Series E Preferred Shares valued at $23.10 per share to former LaSalle Series I preferred shareholders and 6.0 million Series F Preferred Shares valued at $22.10 per share to former LaSalle Series J preferred shareholders, the Operating Partnership's issuance of approximately 0.1 million OP units valued at $34.92 per unit to former LaSalle limited partners, and cash. Additionally, the Company's investment of 10.8 million of LaSalle common shares valued at $346.5 million is included in the total consideration. The Company recognized a loss of $3.3 million from this investment immediately prior to the closing of the merger and the loss is included in Other in the consolidated statements of operations and comprehensive income.

The total consideration, excluding the net working capital assumed, consisted of the following (in thousands):

Total Consideration
Common shares	$2,144,057
Preferred Series E shares	101,622
Preferred Series F shares	132,600
OP units	4,665
Cash	1,719,150
Total consideration	$4,102,094

The Company preliminarily allocated the purchase price as follows (in thousands):

November 30, 2018
Investment in hotel properties	$4,120,370
Restricted cash reserves	14,784
Hotel and other receivables	34,669
Intangible assets	171,660
Prepaid expenses and other assets	47,808
Accounts payable and accrued expenses	(258,036)
Deferred revenues	(23,816)
Accrued interest	(2,496)
Distributions payable	(2,744)
Other	(105)
Total consideration	$4,102,094

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. These estimated fair values are based on a valuation prepared by the Company with assistance of a third party valuation specialist. The Company reviewed the inputs used by the third party specialist as well as the allocation of the purchase price to ensure reasonableness. The Company and the third party valuation specialist have prepared the fair value estimates for each of the hotel properties acquired, and continue reviewing the underlying inputs and assumptions; therefore, the purchase price and its allocation, in their entirety, are not yet complete as of the date of this filing. Once the purchase price and allocation are complete, additional adjustment to the purchase price or allocation may occur.
The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — The Company estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections at the respective hotel properties.

•
Intangible assets — The Company estimated the fair value of its lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The market lease intangible assets are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•
Above market lease liabilities — The Company estimated the fair value of its above market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The above market lease liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheet. The above market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•
Restricted cash reserves, hotel and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, deferred revenues, accrued interest, and distributions payable — the carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

For the hotel properties acquired during the year ended December 31, 2018, total revenues and operating income of $56.7 million and $15.9 million, respectively, from the date of acquisition (November 30, 2018) through December 31, 2018 are included in the accompanying consolidated statements of operations and comprehensive income.
Other than the acquisition of the LaSalle portfolio, there were no other acquisitions of hotel properties during the year ended December 31, 2018. For the year ended December 31, 2018, the Company incurred $72.7 million in transaction costs and $2.0 million in integration costs in connection with the Mergers. The transaction costs primarily related to transfer taxes, financial advisory fees, loan commitment fees, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.
During the year ended December 31, 2017, the Company did not acquire any hotel properties. During the year ended December 31, 2016, the Company had no hotel acquisitions, other than obtaining full ownership of the Dumont NYC and Manhattan NYC from the Manhattan Collection joint venture redemption transaction.
The following unaudited condensed pro forma financial information presents the results of operations as if the Mergers had taken place on January 1, 2017. The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2017, nor is it indicative of the results of operations for future periods. The unaudited condensed pro forma financial information is as follows (in thousands):

	For the year ended December 31,
	2018	2017
	(unaudited)
Total revenues	$1,677,663	$1,687,275
Operating income (loss)	276,508	303,370
Net income (loss) attributable to common shareholders	110,635	151,340
Net income (loss) per share available to common shareholders — basic	$0.85	1.16
Net income (loss) per share available to common shareholders — diluted	$0.85	$1.16

Disposition of Hotel Properties
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
On December 4, 2018, the Company sold The Grand Hotel Minneapolis for $30.0 million. The Company recognized a loss of $2.1 million related to this hotel property.
For the years ended December 31, 2018, 2017 and 2016, the Company's consolidated statements of operations included operating income of $4.5 million, $8.5 million and $12.5 million, respectively, related to the Dumont NYC, the parking garage at the Revere Hotel Boston Common and The Grand Hotel Minneapolis.
The sales of the hotel property and parking garage described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2018 and 2017 consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Land	$1,056,862	$448,401
Buildings and improvements	5,532,498	2,205,315
Furniture, fixtures and equipment	462,620	240,842
Construction in progress	25,643	9,514
Investment in hotel properties	$7,077,623	$2,904,072
Less: Accumulated depreciation	(543,430)	(447,622)
Investment in hotel properties, net	$6,534,193	$2,456,450

As of December 31, 2018 and 2017, buildings and improvements include capital lease assets of $92.0 million and $12.2 million, respectively, and accumulated depreciation includes amounts related to capital lease assets of $1.4 million and $1.0 million, respectively. Depreciation of capital lease assets is included in depreciation and amortization expense in the accompanying consolidated statements of operations and comprehensive income for all periods presented.

On September 10, 2017, Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and Club ("LaPlaya") located in Naples, Florida were impacted by Hurricane Irma. Hotel Colonnade did not suffer any material damage and remained open. LaPlaya was closed in anticipation of the storm and re-opened in stages beginning in the fourth quarter of 2017 and was fully reopened in January 2018.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of December 31, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized a gain of $13.1 million, zero and zero for the years ended December 31, 2018, 2017 and 2016, respectively.
Note 5. Investment in Joint Venture
On July 29, 2011, the Company acquired a 49% interest in a joint venture (the “Manhattan Collection joint venture”), which owned six properties in New York, New York. The Company accounted for this investment using the equity method. On October 19, 2016, the Company liquidated its interest in the joint venture and became the 100.0% owner of two hotels, the Manhattan NYC and Dumont NYC, which were previously owned by the joint venture. For the year ended December 31, 2018 2017 and 2016, the Company had zero, zero and $(64.8) million, respectively, in equity in earnings (loss) from the joint venture.
Note 6. Debt
The Company's debt consisted of the following as of December 31, 2018 and 2017 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2018	December 31, 2017
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$170,000	$45,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$170,000	$45,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Fifth Term Loan	Floating (3)	March 2019	—	—
Sixth Term Loan
Tranche 2020	Floating (3)	December 2020	250,000	—
Tranche 2021	Floating (3)	November 2021	300,000	—
Tranche 2022	Floating (3)	November 2022	400,000	—
Tranche 2023	Floating (3)	November 2023	400,000	—
Tranche 2024	Floating (3)	January 2024	400,000	—
Total Sixth Term Loan			1,750,000	—
Total term loans at stated value			2,425,000	675,000
Deferred financing costs, net			(15,716)	(4,594)
Total term loans			$2,409,284	$670,406

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(531)	(626)
Total senior unsecured notes			$99,469	$99,374

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	68,207	70,573
Deferred financing costs, net			(62)	(116)
Total mortgage loans			$68,145	$70,457
Total debt			$2,746,898	$885,237

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
Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of December 31,

2018, the Company had $170.0 million outstanding borrowings and $480.0 million borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility, as amended and restated and matures in January 2022 . Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's amended and restated credit agreement. As of December 31, 2018, the Company had no borrowings under the PHL Credit Facility and had $10.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount.  No standby letters of credit were outstanding at December 31, 2018.

As of December 31, 2018, the Company was in compliance with the credit agreement debt covenants.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. The unsecured term loans bear interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on its leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of December 31, 2018, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has unsecured notes outstanding, $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The terms of the Series A Notes and the Series B Notes are substantially similar to those of its senior unsecured revolving credit facility, as amended and restated. As of December 31, 2018, the Company was in compliance with all such debt covenants.
Mortgage Debt
The Company’s sole mortgage loan is secured by a first mortgage lien on the underlying property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
Unsecured revolving credit facilities	$11,274	$3,914	$3,694
Unsecured term loan facilities	30,479	21,396	21,208
Senior unsecured notes	4,686	4,805	4,872
Mortgage debt	2,592	3,600	11,377
Amortization of deferred financing fees	2,565	2,397	2,737
Other	2,327	1,187	(273)
Total interest expense	$53,923	$37,299	$43,615

Future Minimum Principal Payments
As of December 31, 2018, the future minimum principal payments for the Company's debt are as follows (in thousands):

2019	$2,455
2020	315,752
2021	500,000
2022	635,000
2023	760,000
Thereafter	550,000
Total debt principal payments	2,763,207
Mortgage loan premiums and deferred financing costs	(16,309)
Total debt	$2,746,898
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of December 31, 2018 and 2017 was $164.3 million and $167.1 million, respectively.
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
The Company's interest rate swaps consisted of the following (in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	December 31, 2018	December 31, 2017
Swap - cash flow	1.57%	(1)	May 2019	$100,000	$—
Swap - cash flow	1.57%	(1)	May 2019	62,500	—
Swap - cash flow	1.57%	(1)	May 2019	15,000	—
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	—
Swap - cash flow	1.47%	(1)	January 2021	47,500	—
Swap - cash flow	1.47%	(1)	January 2021	47,500	—
Swap - cash flow	1.47%	(1)	January 2021	47,500	—
Swap - cash flow	1.47%	(1)	January 2021	47,500	—
Swap - cash flow	2.60%	(2)	October 2021	55,000	—
Swap - cash flow	2.60%	(2)	October 2021	55,000	—
Swap - cash flow	1.78%	(1)	January 2022	100,000	—
Swap - cash flow	1.78%	(1)	January 2022	50,000	—
Swap - cash flow	1.79%	(1)	January 2022	30,000	—
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	—
Swap - cash flow	2.60%	(3)	January 2024	50,000	—
Swap - cash flow	2.60%	(3)	January 2024	25,000	—
Swap - cash flow	2.60%	(3)	January 2024	75,000	—
Swap - cash flow	2.60%	(3)	January 2024	75,000	—
________________________
(1) Swaps assumed from the LaSalle merger on November 30, 2018.
(2) Swaps will be effective January 2019.
(3) Swaps will be effective January 2020.
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
As of December 31, 2018, the Company's derivative instruments were in an asset position, with aggregate net asset fair values of $15.1 million, in the accompanying consolidated balance sheets. For the year ended December 31, 2018 and 2017, there was $(2.9) million and $6.0 million in unrealized gain (loss), respectively, recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2018, 2017 and 2016, the Company recorded a gain (loss) of zero, $0.3 million and $0.3 million, respectively, for the ineffective portion of the change in fair values of the interest rate swaps. For the years ended December 31, 2018, 2017 and 2016, the Company reclassified $0.7 million, $3.4 million and $6.2 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $3.4 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 7. Revenue
The Company presents revenue on a disaggregated basis on the consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	For the year ended December 31,
	2018	2017	2016
San Francisco, CA	$193,708	$179,248	$186,139
Los Angeles, CA	128,016	124,979	134,129
San Diego, CA	78,965	69,447	69,863
Boston, MA	85,676	73,461	77,614
Seattle, WA	33,025	32,061	30,597
Portland, OR	98,265	100,070	97,743
Washington DC	34,731	27,586	35,113
Southern FL	63,824	50,916	67,990
Chicago, IL	3,885	—	—
Other (1)	108,583	111,549	117,233
	$828,678	$769,317	$816,421
(1) Other includes: Atlanta (Buckhead), GA, Minneapolis, MN, Nashville, TN, New York City, NY, Philadelphia, PA and Santa Cruz, CA.
Payments from customers are primarily made when services are provided. Due to the short-term nature of the Company's contracts and the almost simultaneous receipt of payment, almost all of the contract liability balance at the beginning of the year is expected to be recognized as revenue over the next 12 months.
Note 8. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares of beneficial interest, $0.01 par value per share (“common shares”). Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of the Company’s common shares are entitled to receive dividends when authorized by the Company's Board of Trustees.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 61,399,104 common shares.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2018, the Company had no repurchases under this program and as of December 31, 2018, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2018:

Dividend per Share/Unit		For the Quarter Ended	Record Date	Payable Date
$0.38		March 31, 2018	March 29, 2018	April 16, 2018
$0.38		June 30, 2018	June 29, 2018	July 16, 2018
$0.38		September 30, 2018	September 28, 2018	October 15, 2018
$0.25	(1)	December 31, 2018	November 29, 2018	January 15, 2019
$0.13	(1)	December 31, 2018	December 31, 2018	January 15, 2019
(1) The Company declared pro-rated dividends in anticipation of and following the completion of the merger with LaSalle.
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $.01 par value per share (“preferred shares”).
On November 30, 2018, in connection with the LaSalle merger, the Company issued 4,400,000 of its Series E Cumulative Redeemable Preferred Shares ("Series E Preferred Shares") and 6,000,000 of its Series F Cumulative Redeemable Preferred Shares ("Series F Preferred Shares").
The following Preferred Shares were outstanding as of December 31, 2018 and 2017:

	As of December 31,
Security Type	2018	2017
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	—
6.30% Series F	6,000,000	—
	20,400,000	10,000,000
The Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares and Series F Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series C Preferred Shares prior to March 18, 2018, may not redeem the Series D Preferred Shares prior to June 9, 2021, could not redeem the Series E Preferred Shares prior to March 4, 2018 and may not redeem the Series F Preferred Shares prior to May 25, 2021, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after June 9, 2021, the Company may, at its option, redeem the Series D Preferred Shares, and at any time the Company may, at its option, redeem the Series C Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on a defined formula subject to a share cap. The share cap on each Series C Preferred Share is 2.0325 common shares, on each Series D Preferred Share is 1.9794 common shares, on each Series E Preferred Share is 1.9372 common shares and on each Series F Preferred Share is 2.0649 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2018:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2018	March 29, 2018	April 16, 2018
6.50% Series C	$0.41	June 30, 2018	June 29, 2018	July 16, 2018
6.50% Series C	$0.41	September 30, 2018	September 28, 2018	October 15, 2018
6.50% Series C	$0.41	December 31, 2018	December 31, 2018	January 15, 2019
6.375% Series D	$0.40	March 31, 2018	March 29, 2018	April 16, 2018
6.375% Series D	$0.40	June 30, 2018	June 29, 2018	July 16, 2018
6.375% Series D	$0.40	September 30, 2018	September 28, 2018	October 15, 2018
6.375% Series D	$0.40	December 31, 2018	December 31, 2018	January 15, 2019
6.375% Series E	$0.40	December 31, 2018	December 31, 2018	January 15, 2019
6.30% Series F	$0.39	December 31, 2018	December 31, 2018	January 15, 2019
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
As of December 31, 2018 and 2017, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at December 31, 2018, 145,598 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle OP. As of December 31, 2018 and 2017, the Operating Partnership had 133,605 and zero OP units held by third parties, respectively, excluding LTIP units.
Note 9. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2018, there were 1,207,886 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2016	124,617	$35.46
Granted	68,535	$23.87
Vested	(52,452)	$32.79
Forfeited	(4,809)	$30.66
Unvested at December 31, 2016	135,891	$30.82
Granted	59,139	$29.68
Vested	(57,559)	$31.50
Forfeited	(366)	$28.01
Unvested at December 31, 2017	137,105	$30.05
Granted	52,609	$36.86
Vested	(61,982)	$31.35
Forfeited	—	$—
Unvested at December 31, 2018	127,732	$32.22
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2018, 2017 and 2016, the Company recognized approximately $2.0 million, $1.9 million and $1.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statement of operations. As of December 31, 2018, there was $2.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.6 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2018, there was approximately $4.6 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.5 years. For the years ended December 31, 2018, 2017 and 2016, the Company recognized $3.2 million, $2.6 million and $5.6 million, respectively, in expense related to these awards.
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
As of December 31, 2018, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of December 31, 2018, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of December 31, 2018, of the 236,351 units outstanding, 145,598 LTIP units have vested.
For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.1 million, $1.1 million and $1.1 million, respectively, in expense related to these LTIP units. As of December 31, 2018, there was $1.1 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.5 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 10. Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) to its shareholders. It is the Company's current intention to adhere to these requirements and maintain the Company's qualification for taxation as a REIT. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. However, as a REIT, the Company is still subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income of TRSs, including our TRS lessees, are subject to federal, state and local income taxes.
For federal income tax purposes, the cash distributions paid to the Company’s common shareholders and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2018, 2017 and 2016:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$1.2040	77.57%	$1.3611	95.41%	$1.3794	95.14%
Qualified dividend	0.3482	22.43%	0.0256	1.79%	0.0704	4.86%
Capital gain	—	—%	—	—%	—	—%

Return of capital	—	—%	0.0399	2.80%	—	—%
Total	$1.5522	100.00%	$1.4266	100.00%	$1.4498	100.00%

Series A Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$—	—%	$0.2914	95.14%
Qualified dividend	—	—%	—	—%	0.0149	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$0.3063	100.00%

Series B Preferred Shares: (2)
Ordinary non-qualified income	$—	—%	$—	—%	$1.3109	95.14%
Qualified dividend	—	—%	—	—%	0.0669	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$1.3778	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$1.2605	77.57%	$1.1969	98.20%	$1.5461	95.14%
Qualified dividend	0.3645	22.43%	0.0219	1.80%	0.0789	4.86%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.6250	100.00%	$1.2188	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$1.2363	77.57%	$1.1739	98.21%	$0.9099	95.15%
Qualified dividend	0.3575	22.43%	0.0214	1.79%	0.0464	4.85%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.5938	100.00%	$1.1953	100.00%	$0.9563	100.00%

Series E Preferred Shares: (3)
Ordinary non-qualified income	—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$—	—%

Series F Preferred Shares:(3)
Ordinary non-qualified income	—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$—	—%	$—	—%	$—	—%
(1) Redeemed in full in March 2016.
(2) Redeemed in full in September 2016.
(3) Issued upon completion of the Company's merger with LaSalle on November 30, 2018.

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

Of the common distributions declared on November 19, 2018 and December 14, 2018 and paid on January 15, 2019, $0.3478 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 14, 2018 and paid on January 15, 2019, $0.4063 per Series C Preferred Share, $0.3984 per Series D Preferred Share, $0.3984 per Series E Preferred Share and $0.3938 per Series F Preferred Share were treated as 2019 distributions for tax purposes.

For the years ended December 31, 2018, 2017 and 2016, the Operating Partnership income tax expenses was zero, zero and $0.5 million, respectively.
The Company's TRS, PHL, is subject to federal and state corporate income taxes at statutory tax rates. The Company's provision (benefit) for income taxes for PHL consists of the following (in thousands):

	For the year ended December 31,
	2018	2017	2016
Federal
Current	$1,696	$4	$(27)
Deferred	(248)	(89)	(353)
State and local
Current	426	9	93
Deferred	(66)	224	(171)
Income tax expense (benefit)	$1,808	$148	$(458)
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) for PHL is as follows (in thousands):

	For the year ended December 31,
	2018	2017	2016
Statutory federal tax expense (benefit)	$1,349	$(418)	$(618)
State income tax expense (benefit), net of federal tax (benefit) expense	271	231	(110)
Other	188	335	270
Income tax expense (benefit)	$1,808	$148	$(458)
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2018 and 2017, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2015 and 2014, respectively.
Note 11. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to common shareholders	$(4,073)	$83,794	$46,952
Less: dividends paid on unvested share-based compensation	(332)	(415)	(483)
Net income (loss) available to common shareholders	$(4,405)	$83,379	$46,469
Denominator:
Weighted-average number of common shares — basic	74,286,307	69,591,973	71,901,499
Effect of dilutive share-based compensation	—	392,864	471,743
Weighted-average number of common shares — diluted	74,286,307	69,984,837	72,373,242

Net income (loss) per share available to common shareholders — basic	$(0.06)	$1.20	$0.65
Net income (loss) per share available to common shareholders — diluted	$(0.06)	$1.19	$0.64
For the years ended December 31, 2018, 2017 and 2016, 343,941, 6,319 and 114,889 respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 12. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from 1 year to 22 years, not including renewals, and 1 year to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to eight times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $24.5 million, $23.4 million and $24.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash

At December 31, 2018 and December 31, 2017, the Company had $24.4 million and $7.1 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of December 31, 2018, the following hotels are subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(1)
Union Station Hotel Nashville, Autograph Collection	Operating lease	December 2105
Southernmost Beach Resort	Operating lease	April 2029
Hyatt Regency Boston Harbor	Operating lease	April 2077
Hilton San Diego Resort & Spa	Operating lease	July 2068
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Vitale	Operating lease	March 2056	(2)
Viceroy Santa Monica Hotel	Operating lease	September 2065
The Westin Copley Place, Boston	Operating lease	December 2077	(3)
The Liberty, A Luxury Collection Hotel, Boston	Operating lease	May 2080
Solamar Hotel	Operating lease	December 2102
Hotel Zeppelin San Francisco	Operating and capital lease	June 2059	(4)
Harbor Court Hotel San Francisco	Capital lease	August 2052
The Roger New York	Capital lease	December 2044

(1) The expiration date assumes the exercise of all 19 five-year extension options.
(2) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(3) No payments are required through maturity.
(4) The Company has a one-time extension of 30 years to 2089.

The Company's leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases. Some leases also contain certain restrictions on modifications that can be made to the hotel structures due to their status as a national historic landmarks.

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $14.5 million, $13.5 million and $12.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, is as follows as of December 31, 2018 (in thousands):

2019	$18,882
2020	19,091
2021	19,223
2022	19,325
2023	19,429
Thereafter	1,219,303
Total	$1,315,253

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
Note 13. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Interest paid, net of capitalized interest	$48,658	$33,999	$41,416
Interest capitalized	$—	$—	$492
Income taxes paid	$4,047	$575	$369
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$36,201	$28,381	$29,773
Distributions payable on preferred shares	$7,558	$3,442	$3,442
Issuance of common shares for Board of Trustees compensation	$662	$503	$606
Accrued additions and improvements to hotel properties	$8,620	$961	$4,717
Write-off of fully depreciated building, furniture, fixtures and equipment	$—	$14,134	$—
Write-off of deferred financing costs	$—	$5,956	$1,836
The Company also had the following transactions in connection with the LaSalle merger:
Issuance of common shares	$2,144,057	$—	$—
Issuance of Series E and F preferred shares	$234,222	$—	$—
Issuance of OP units	$4,665	$—	$—
Exchange of LaSalle shares as part of purchase price	$346,544	$—	$—
In conjunction with the Manhattan Collection joint venture redemption transaction, the Company assumed the following assets and liabilities:
Investment in hotel properties	$—	$—	$319,800
Mortgage loans	$—	$—	$190,000
Note 14. Subsequent Events

On February 13, 2019, the Board of Trustees granted awards of an aggregate of 84,648 service condition restricted common shares and 126,087 target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2022 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2019 through December 31, 2021.

On February 14, 2019, the Company sold The Liaison Capitol Hill for $111.0 million.

On February 22, 2019, the Company sold the Hotel Palomar Washington DC for $141.5 million.

Note 15. Quarterly Operating Results (Unaudited)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2018 and 2017 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$181,055	$206,501	$205,480	$235,642
Net income (loss)	24,516	58,295	29,917	(99,343)
Net income (loss) attributable to the Company	24,409	58,103	29,792	(98,911)
Net income (loss) attributable to common shareholders	20,386	54,079	25,769	(104,307)
Net income (loss) per share available to common shareholders, basic	$0.29	$0.78	$0.37	$(1.16)
Net income (loss) per share available to common shareholders, diluted	$0.29	$0.78	$0.37	$(1.16)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$182,178	$205,717	$201,793	$179,629
Net income (loss)	14,089	43,670	30,571	11,932
Net income (loss) attributable to the Company	14,034	43,512	30,443	11,899
Net income (loss) attributable to common shareholders	10,011	39,488	26,420	7,875
Net income (loss) per share available to common shareholders, basic	$0.14	$0.57	$0.38	$0.11
Net income (loss) per share available to common shareholders, diluted	$0.14	$0.57	$0.38	$0.11

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2018
(In thousands)

			Initial Costs				Gross Amount at End of Year
Description		Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Sir Francis Drake		$—	$22,500	$60,547	$6,953	$30,033	$22,500	$78,764	$18,769	$120,033	$31,700	$88,333	1928	6/22/2010	3-40 years
InterContinental Buckhead Atlanta		—	25,000	68,844	11,000	14,293	25,000	74,912	19,225	119,137	33,719	85,418	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC		—	—	60,630	2,441	22,559	—	75,530	10,100	85,630	22,373	63,257	1839	9/9/2010	3-40 years
Skamania Lodge		—	7,130	44,987	3,523	18,331	7,130	55,257	11,584	73,971	18,217	55,754	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica		—	18,784	81,580	2,295	16,787	18,784	91,001	9,661	119,446	27,734	91,712	1972	11/19/2010	3-40 years
Sofitel Philadelphia at Rittenhouse Square		—	18,000	64,256	4,639	14,199	18,000	71,220	11,874	101,094	22,684	78,410	2000	12/3/2010	3-40 years
Argonaut Hotel		—	—	79,492	4,247	8,121	—	83,608	8,252	91,860	24,139	67,721	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	(2)	68,207	25,537	86,089	6,850	21,875	25,537	104,392	10,422	140,351	30,272	110,079	1987	4/6/2011	1-40 years
Hotel Monaco Seattle		—	10,105	38,888	2,073	11,774	10,105	45,282	7,453	62,840	15,192	47,648	1969	4/7/2011	3-40 years
Mondrian Los Angeles		—	20,306	110,283	6,091	24,942	20,306	118,802	22,514	161,622	33,691	127,931	1959	5/3/2011	3-40 years
W Boston		—	19,453	63,893	5,887	16,896	19,453	71,465	15,211	106,129	22,167	83,962	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco		—	7,294	22,166	290	16,532	7,294	34,632	4,356	46,282	9,847	36,435	1913	4/4/2012	3-40 years
Hotel Vintage Seattle		—	8,170	23,557	706	8,421	8,170	29,351	3,333	40,854	7,547	33,307	1922	7/9/2012	3-40 years
Hotel Vintage Portland		—	6,222	23,012	1,093	15,858	6,222	34,667	5,296	46,185	9,104	37,081	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills		—	24,403	93,203	3,600	22,833	24,403	111,797	7,839	144,039	24,384	119,655	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco		—	—	63,430	3,780	14,474	—	71,885	9,799	81,684	17,228	64,456	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown		—	20,103	90,162	6,881	17,247	20,103	104,162	10,128	134,393	24,837	109,556	1988	1/29/2013	3-40 years
Hotel Modera		—	8,215	37,874	1,500	7,515	8,215	42,409	4,480	55,104	8,398	46,706	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf		—	—	116,445	3,550	38,367	—	151,485	6,877	158,362	25,643	132,719	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco		—	12,561	43,665	1,094	35,764	12,561	74,548	5,975	93,084	13,483	79,601	1913	5/22/2014	1-45 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2018
(In thousands)

The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	10,502	18,493	98,082	13,516	130,091	18,612	111,479	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, a Tribute Portfolio Hotel	—	12,108	46,317	1,271	19,205	12,108	58,657	8,136	78,901	11,187	67,714	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	13,425	—	99,398	6,202	105,600	13,013	92,587	1972	11/20/2014	3-40 years
Union Station Hotel Nashville, Autograph Collection	—	—	37,803	6,833	21,376	—	54,536	11,476	66,012	12,746	53,266	1900	12/10/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(45,079)	17,367	179,969	17,855	215,191	27,010	188,181	1972	12/18/2014	3-40 years
LaPlaya Beach Resort and Club	—	112,575	82,117	6,733	26,354	112,575	103,146	12,058	227,779	15,529	212,250	1968	5/21/2015	3-40 years
Hotel Zoe Fisherman's Wharf	—	29,125	90,323	2,500	18,955	29,125	104,740	7,038	140,903	13,741	127,162	1990	6/11/2015	2-40 years
Villa Florence San Francisco on Union Square	—	26,950	101,061	6,737	34	26,950	101,061	6,771	134,782	291	134,491	1908	11/30/2018	3-40 years
Hotel Vitale	—	—	122,886	6,142	99	—	122,886	6,241	129,127	329	128,798	2005	11/30/2018	3-40 years
The Marker San Francisco	—	22,697	85,115	5,674	145	22,697	85,115	5,819	113,631	245	113,386	1910/1995	11/30/2018	3-40 years
Hotel Spero	—	21,371	80,140	5,343	141	21,371	80,140	5,484	106,995	231	106,764	1928/1999	11/30/2018	3-40 years
Chaminade Resort & Spa	—	13,088	49,081	3,544	330	13,088	49,081	3,874	66,043	141	65,902	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	—	33,324	—	121	—	33,324	121	33,445	69	33,376	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	98,905	4,820	162	—	98,905	4,982	103,887	263	103,624	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	—	17,177	64,415	4,294	118	17,177	64,415	4,412	86,004	185	85,819	1970	11/30/2018	3-40 years
Hotel Amarano Burbank	—	14,292	53,597	3,573	47	14,292	53,597	3,620	71,509	154	71,355	2002	11/30/2018	3-40 years
Montrose West Hollywood	—	16,414	61,553	4,104	170	16,414	61,553	4,274	82,241	177	82,064	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	—	12,720	47,701	3,180	687	12,720	47,701	3,867	64,288	137	64,151	1970/2005	11/30/2018	3-40 years
Grafton on Sunset	—	10,200	38,250	2,550	169	10,200	38,250	2,719	51,169	110	51,059	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	310,947	22,888	362	—	310,952	23,245	334,197	920	333,277	1983	11/30/2018	3-40 years
The Liberty, A Luxury Collection Hotel, Boston	—	—	215,744	13,000	327	—	215,744	13,327	229,071	604	228,467	1851/2007	11/30/2018	3-40 years

Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2018
(In thousands)

Hyatt Regency Boston Harbor	—	—	125,444	6,309	60	—	125,444	6,369	131,813	336	131,477	1993	11/30/2018	3-40 years
Onyx Hotel	—	15,000	42,600	2,400	259	15,000	42,600	2,659	60,259	117	60,142	2004	11/30/2018	3-40 years
Hotel Palomar Washington DC	—	28,290	106,088	7,073	125	28,290	106,088	7,198	141,576	305	141,271	1962	11/30/2018	3-40 years
Sofitel Washington DC Lafayette Square	—	26,154	98,077	6,538	10	26,154	98,077	6,548	130,779	282	130,497	2002	11/30/2018	3-40 years
The Liaison Capitol Hill	—	22,200	83,250	5,550	129	22,200	83,313	5,616	111,129	240	110,889	1968	11/30/2018	3-40 years
George Hotel	—	17,078	64,043	4,270	26	17,078	64,043	4,296	85,417	184	85,233	1928	11/30/2018	3-40 years
Mason & Rook Hotel	—	16,490	61,839	4,123	172	16,490	61,839	4,295	82,624	178	82,446	1962	11/30/2018	3-40 years
Donovan Hotel	—	16,301	61,127	4,075	431	16,301	61,127	4,506	81,934	176	81,758	1972	11/30/2018	3-40 years
Rouge Hotel	—	8,600	32,250	2,150	146	8,600	32,250	2,296	43,146	93	43,053	1963	11/30/2018	3-40 years
Topaz Hotel	—	6,200	23,250	1,550	128	6,200	23,250	1,678	31,128	67	31,061	1963	11/30/2018	3-40 years
Hotel Madera	—	5,200	19,500	1,300	426	5,200	19,500	1,726	26,426	56	26,370	1963	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	204,133	13,254	1,147	—	204,133	14,401	218,534	583	217,951	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	35,976	136,708	7,195	323	35,976	136,708	7,518	180,202	370	179,832	2000	11/30/2018	3-40 years
Solamar Hotel	—	—	74,730	4,801	21	—	74,730	4,822	79,552	213	79,339	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	32,749	93,006	5,240	237	32,749	93,006	5,477	131,232	256	130,976	1989	11/30/2018	3-40 years
Hilton San Diego Resort & Spa	—	—	105,050	4,380	2,782	—	105,050	7,162	112,212	271	111,941	1962	11/30/2018	3-40 years
The Heathman Hotel	—	12,000	44,999	3,000	138	12,000	44,999	3,138	60,137	129	60,008	1927	11/30/2018	3-40 years
Southernmost Beach Resort	—	116,477	214,885	9,978	388	116,477	214,917	10,334	341,728	549	341,179	1958-2008	11/30/2018	3-40 years
The Marker Key West	—	33,198	58,808	2,846	95	33,198	58,808	2,941	94,947	156	94,791	2014	11/30/2018	3-40 years
The Roger New York	—	—	46,489	—	54	—	46,489	54	46,543	97	46,446	1930/1998	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	32,240	120,900	8,060	101	32,240	120,900	8,161	161,301	348	160,953	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	—	34,349	128,807	8,587	295	34,348	128,807	8,883	172,038	371	171,667	1963/1972	11/30/2018	3-40 years

	$68,207	$1,081,352	$5,229,096	$315,211	$451,964	$1,056,861	$5,532,499	$488,263	$7,077,623	$543,430	$6,534,193

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) Encumbrance on the The Westin San Diego Gaslamp Quarter is presented at face value, which excludes deferred financing costs of $0.1 million at December 31, 2018.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2018
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2015	$2,956,761
Acquisitions	319,800
Capital expenditures	105,074
Disposal of Assets	(350,496)
Balance at December 31, 2016	$3,031,139
Acquisitions	—
Capital expenditures	80,737
Disposal of Assets	(207,804)
Balance at December 31, 2017	$2,904,072
Acquisitions	4,120,641
Capital expenditures	95,348
Disposal of Assets	(42,438)
Balance at December 31, 2018	$7,077,623

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2015	$283,177
Depreciation	101,060
Disposal of Assets	(25,752)
Balance at December 31, 2016	$358,485
Depreciation	101,157
Disposal of Assets	(12,020)
Balance at December 31, 2017	$447,622
Depreciation	107,496
Disposal of Assets	(11,688)
Balance at December 31, 2018	$543,430

The aggregate cost of properties for federal income tax purposes is approximately $6,550,696 thousand as of December 31, 2018.