Form 10-Q
period 2019-03-31
Pebblebrook Hotel Trust
filed 2019-04-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2019
Common shares of beneficial interest ($0.01 par value per share)	130,631,217

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,615,258	$6,534,193
Ground lease asset, net	—	199,745
Cash and cash equivalents	51,417	83,366
Restricted cash	25,654	24,445
Hotel receivables (net of allowance for doubtful accounts of $374 and $526, respectively)	71,971	59,897
Prepaid expenses and other assets	68,897	76,702
Total assets	$6,833,197	$6,978,348
LIABILITIES AND EQUITY
Debt	$2,507,358	$2,746,898
Accounts payable and accrued expenses	503,826	360,279
Deferred revenues	51,235	54,741
Accrued interest	5,800	2,741
Distribution payable	58,179	43,759
Total liabilities	3,126,398	3,208,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at March 31, 2019 and at December 31, 2018), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,484,956 issued and outstanding at March 31, 2019 and 130,311,289 issued and outstanding at December 31, 2018	1,305	1,303
Additional paid-in capital	4,063,830	4,065,804
Accumulated other comprehensive income (loss)	(7,709)	1,330
Distributions in excess of retained earnings	(361,081)	(308,806)
Total shareholders’ equity	3,696,549	3,759,835
Non-controlling interests	10,250	10,095
Total equity	3,706,799	3,769,930
Total liabilities and equity	$6,833,197	$6,978,348
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2019	2018
Revenues:
Room	$248,986	$122,471
Food and beverage	86,750	44,568
Other operating	31,433	14,016
Total revenues	367,169	181,055
Expenses:
Hotel operating expenses:
Room	67,375	31,708
Food and beverage	63,357	30,596
Other direct and indirect	106,075	51,839
Total hotel operating expenses	236,807	114,143
Depreciation and amortization	54,302	24,902
Real estate taxes, personal property taxes, property insurance, and ground rent	31,437	12,115
General and administrative	8,629	2,337
Transaction costs	2,497	378
(Gain) loss and other operating expenses	3,560	(4,208)
Total operating expenses	337,232	149,667
Operating income (loss)	29,937	31,388
Interest expense	(29,328)	(9,811)
Other	9	2,510
Income (loss) before income taxes	618	24,087
Income tax (expense) benefit	5,037	429
Net income (loss)	5,655	24,516
Net income (loss) attributable to non-controlling interests	20	107
Net income (loss) attributable to the Company	5,635	24,409
Distributions to preferred shareholders	(8,139)	(4,023)
Net income (loss) attributable to common shareholders	$(2,504)	$20,386
Net income (loss) per share available to common shareholders, basic	$(0.02)	$0.29
Net income (loss) per share available to common shareholders, diluted	$(0.02)	$0.29
Weighted-average number of common shares, basic	130,431,074	68,876,444
Weighted-average number of common shares, diluted	130,431,074	69,208,048

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2019	2018

Comprehensive Income:
Net income (loss)	$5,655	$24,516
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(9,039)	5,278
Other	—	(579)
Comprehensive income (loss)	(3,384)	29,215
Comprehensive income (loss) attributable to non-controlling interests	(6)	123
Comprehensive income (loss) attributable to the Company	$(3,378)	$29,092
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	(546)	—	—	(545)	276	(269)
Distributions on common shares/units	—	—	—	—	—	—	(26,184)	(26,184)	(90)	(26,274)
Distributions on preferred shares	—	—	—	—	—	—	(4,023)	(4,023)	—	(4,023)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	5,278	—	5,278	—	5,278
Unrealized gain (loss) on marketable securities	—	—	—	—	—	(579)	—	(579)	—	(579)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	24,409	24,409	107	24,516
Balance at March 31, 2018	10,000,000	$100	68,912,185	$689	$1,683,046	$8,936	$(197,359)	$1,495,412	$4,918	$1,500,330

Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	1,570	—	—	1,572	276	1,848
Distributions on common shares/units	—	—	—	—	—	—	(49,771)	(49,771)	(141)	(49,912)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(9,039)	—	(9,039)	—	(9,039)
Net income (loss)	—	—	—	—	—	—	5,635	5,635	20	5,655
Balance at March 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,063,830	$(7,709)	$(361,081)	$3,696,549	$10,250	$3,706,799

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the three months ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$5,655	$24,516
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54,302	24,902
Share-based compensation	1,848	(269)
Amortization of deferred financing costs and mortgage loan premiums	1,488	518
Non-cash ground rent	1,520	676
Other	2,222	502
Changes in assets and liabilities:
Hotel receivables	(12,793)	(4,452)
Prepaid expenses and other assets	54	(7,717)
Accounts payable and accrued expenses	4,784	1,330
Deferred revenues	(2,742)	1,285
Net cash provided by (used in) operating activities	56,338	41,291
Investing activities:
Improvements and additions to hotel properties	(43,344)	(16,179)
Proceeds from sales of hotel properties	245,096	—
Investment in marketable securities	—	(158,338)
Purchase of corporate office equipment, software, and furniture	(6)	(5)
Property insurance proceeds	—	97
Net cash provided by (used in) investing activities	201,746	(174,425)
Financing activities:
Payment of offering costs — common and preferred shares	(275)	—
Payment of deferred financing costs	(105)	—
Borrowings under revolving credit facilities	1,893	226,286
Repayments under revolving credit facilities	(171,893)	(68,286)
Repayments of debt	(70,614)	(592)
Repurchases of common shares	(4,009)	(2,507)
Distributions — common shares/units	(35,493)	(26,753)
Distributions — preferred shares	(8,139)	(4,023)
Proceeds from refundable membership deposits	—	36
Repayments of refundable membership deposits	(189)	(337)
Net cash provided by (used in) financing activities	(288,824)	123,824
Net change in cash and cash equivalents and restricted cash	(30,740)	(9,310)
Cash and cash equivalents and restricted cash, beginning of year	107,811	32,533
Cash and cash equivalents and restricted cash, end of period	$77,071	$23,223
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
As of March 31, 2019, the Company owned 61 hotels with a total of 14,575 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2019, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL") and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, "LHL"), the Company’s taxable REIT subsidiaries ("TRSs"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and in conformity with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
Income Taxes
To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, PHL and LHL, which leases the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
Recent Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019. The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the ground lease arrangements for which the Company is the lessee. See Notes 4 and 11 to the accompanying financial statements for additional disclosures of the adoption of this standard.

Note 3. Business Combinations and Acquisition and Disposition of Hotel Properties

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

Upon completion of the Company Merger and pursuant to the Merger Agreement, each issued and outstanding LaSalle common share of beneficial interest, $0.01 par value per share ("LaSalle common shares") (other than the 10.8 million LaSalle common shares held by the Company) was converted into the right to receive either (i) 0.92 of the Company's common shares and cash in lieu of fractional shares, if any; or (ii) $37.80 in cash, subject to certain adjustments and to any applicable withholding tax (the “Cash Consideration”). The maximum number of LaSalle common shares that were eligible to be converted into the right to receive the Cash Consideration was equal to 30% of the aggregate number of LaSalle common shares issued and outstanding immediately prior to completion of the Company Merger. The LaSalle common shares held by the Company were excluded from the cash election in the Company Merger and were cancelled. In addition, each issued and outstanding LaSalle 6.375% Series I cumulative redeemable preferred share was converted into the right to receive one of the Company's 6.375% Series E cumulative redeemable preferred shares and each issued and outstanding LaSalle 6.3% Series J cumulative redeemable preferred share was converted into the right to receive one of the Company's 6.3% Series F cumulative redeemable preferred shares.

Upon completion of the Partnership Merger and pursuant to the Merger Agreement, each common unit of LaSalle OP (a “LaSalle OP Common Unit”) that was issued and outstanding immediately prior to completion of the Partnership Merger, other than LaSalle OP Common Units held by LaSalle and its subsidiaries, was cancelled and converted into the right to receive 0.92 common units of the Operating Partnership, without interest. No fractional common shares or OP units were issued in the Mergers, and the value of any fractional interests was paid in cash.
The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 36 hotel properties:

Property		Location	Ownership Interest	Guest Rooms
Villa Florence San Francisco on Union Square		San Francisco, CA	100%	189
Hotel Vitale		San Francisco, CA	100%	200
The Marker San Francisco		San Francisco, CA	100%	208
Hotel Spero		San Francisco, CA	100%	236
Chaminade Resort & Spa		Santa Cruz, CA	100%	156
Harbor Court Hotel San Francisco		San Francisco, CA	100%	131
Viceroy Santa Monica Hotel		Santa Monica, CA	100%	162
Le Parc Suite Hotel		West Hollywood, CA	100%	154
Hotel Amarano Burbank		Burbank, CA	100%	132
Montrose West Hollywood		West Hollywood, CA	100%	133
Chamberlain West Hollywood Hotel		West Hollywood, CA	100%	115
Grafton on Sunset		West Hollywood, CA	100%	108
The Westin Copley Place, Boston		Boston, MA	100%	803
The Liberty, A Luxury Collection Hotel, Boston		Boston, MA	99.99%	298
Hyatt Regency Boston Harbor		Boston, MA	100%	270
Onyx Hotel		Boston, MA	100%	112
Sofitel Washington DC Lafayette Square		Washington, DC	100%	237
George Hotel		Washington, DC	100%	139
Mason & Rook Hotel		Washington, DC	100%	178
Donovan Hotel		Washington, DC	100%	193
Rouge Hotel		Washington, DC	100%	137
Topaz Hotel		Washington, DC	100%	99
Hotel Madera		Washington, DC	100%	82
Paradise Point Resort & Spa		San Diego, CA	100%	462
Hilton San Diego Gaslamp Quarter		San Diego, CA	100%	286
Solamar Hotel		San Diego, CA	100%	235
L'Auberge Del Mar		Del Mar, CA	100%	121
Hilton San Diego Resort & Spa		San Diego, CA	100%	357
The Heathman Hotel		Portland, OR	100%	151
Southernmost Beach Resort		Key West, FL	100%	262
The Marker Key West		Key West, FL	100%	96
The Roger New York		New York, NY	100%	194
Hotel Chicago Downtown, Autograph Collection		Chicago, IL	100%	354
The Westin Michigan Avenue Chicago		Chicago, IL	100%	752
Hotel Palomar Washington DC	(1)	Washington, DC	100%	335
The Liaison Capitol Hill	(2)	Washington, DC	100%	343
				8,420

(1) In February 2019, the Company sold this hotel property for $141.5 million.
(2) In February 2019, the Company sold this hotel property for $111.0 million.
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

The total consideration, excluding the net working capital assumed, consisted of the following (in thousands):

Total Consideration
Common shares	$2,144,057
Series E preferred shares	101,622
Series F preferred shares	132,600
OP units	4,665
Cash	1,719,150
Total consideration	$4,102,094

The Company preliminarily allocated the purchase price as follows (in thousands):

November 30, 2018
Investment in hotel properties	$4,120,370
Restricted cash reserves	14,784
Hotel and other receivables	34,669
Intangible assets	171,660
Prepaid expenses and other assets	47,808
Accounts payable and accrued expenses	(258,036)
Deferred revenues	(23,816)
Accrued interest	(2,496)
Distributions payable	(2,744)
Other	(105)
Total consideration	$4,102,094

The estimated fair values for the assets acquired and the liabilities assumed are preliminary and are subject to change during the measurement period as additional information related to the inputs and assumptions used in determining the fair value of the assets and liabilities becomes available. These estimated fair values are based on a valuation prepared by the Company with assistance of a third-party valuation specialist. The Company reviewed the inputs used by the third-party specialist as well as the allocation of the purchase price to ensure reasonableness. The Company and the third party valuation specialist have prepared the fair value estimates for each of the hotel properties acquired, and continue reviewing the underlying inputs and assumptions; therefore, the purchase price and its allocation, in their entirety, are not yet complete as of the date of this filing. Once the purchase price and allocation are complete, additional adjustment to the purchase price or allocation may occur.
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

For the hotel properties acquired during the Mergers, total revenues and operating income of $184.0 million and $63.2 million, respectively, for the three months ended March 31, 2019 are included in the accompanying consolidated statements of operations and comprehensive income.
There were no acquisitions of hotel properties during the three months ended March 31, 2019. For the three months ended March 31, 2019, the Company incurred $0.2 million in transaction costs and $2.2 million in integration costs in connection with the Mergers. The transaction costs primarily related to transfer taxes, financial advisory fees, loan commitment fees, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.
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

	For the three months ended March 31,
	2019	2018
	(unaudited)
Total revenues	$367,169	$364,160
Operating income (loss)	$29,937	$41,729
Net income (loss) attributable to common shareholders	$(2,504)	$9,315
Net income (loss) per share available to common shareholders — basic	$(0.02)	$0.07
Net income (loss) per share available to common shareholders — diluted	$(0.02)	$0.07

Disposition of Hotel Properties
The Company will report a disposed or held for sale hotel property or group of hotel properties in discontinued operations only if the disposal represents a strategic shift that has, or will have, a major effect on its operations and financial results. All other disposed hotel properties will have their operating results reflected within continuing operations on the Company's consolidated statements of operations and comprehensive income for all periods presented.
On February 14, 2019, the Company sold The Liaison Capitol Hill for $111.0 million and recognized no gain or loss on the disposition.
On February 22, 2019, the Company sold the Hotel Palomar Washington DC for $141.5 million and recognized no gain or loss on the disposition.
For the three months ended March 31, 2019 and 2018, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $(0.1) million and $0.9 million, respectively, related to The Grand Hotel Minneapolis, The Liaison Capitol Hill and the Hotel Palomar Washington DC.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Land	$1,029,685	$1,056,862
Buildings and improvements	5,278,223	5,440,513
Furniture, fixtures and equipment	459,245	462,620
Right-of-use asset, operating leases	325,464	—
Capital lease asset	91,985	91,985
Construction in progress	24,406	25,643
Investment in hotel properties	$7,209,008	$7,077,623
Less: Accumulated depreciation	(593,750)	(543,430)
Investment in hotel properties, net	$6,615,258	$6,534,193

On January 1, 2019, the Company adopted ASU 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2019, the Company's right-of-use assets of $325.5 million, which included favorable and unfavorable intangibles, are included in the Investment in Hotel Properties and its related lease liabilities of $247.2 million are presented in Accounts Payable and Accrued Expenses in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's statements of operations and comprehensive income.

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

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of June 30, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized a gain of $0.0 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively.

Note 5. Debt
The Company's debt consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$—	$170,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$—	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2020	Floating (3)	December 2020	180,000	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,680,000	1,750,000
Total term loans at stated value			2,355,000	2,425,000
Deferred financing costs, net			(14,681)	(15,716)
Total term loans			$2,340,319	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(507)	(531)
Total senior unsecured notes			$99,493	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	67,593	68,207
Deferred financing costs, net			(47)	(62)
Total mortgage loans			$67,546	$68,145
Total debt			$2,507,358	$2,746,898

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

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of March 31, 2019, the Company had zero outstanding borrowings and $650.0 million borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of March 31, 2019, the Company had no borrowings under the PHL Credit Facility and had $10.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $2.3 million and zero were outstanding as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the Company was in compliance with the debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. In February 2019, the Company repaid $70.0 million of the tranche maturing in 2020 of the Company's sixth term loan. As of March 31, 2019, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2019, the Company was in compliance with all such debt covenants.
Mortgage Debt
The Company’s sole mortgage loan is secured by a first mortgage lien on the underlying hotel property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2019	2018
Unsecured revolving credit facilities	$1,400	$1,485
Unsecured term loan facilities	21,865	5,522
Senior unsecured notes	1,198	1,198
Mortgage debt	626	647
Amortization of deferred financing fees	1,488	517
Other	2,751	442
Total interest expense	$29,328	$9,811
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of March 31, 2019 and December 31, 2018 was $165.1 million and $164.3 million, respectively.
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

The Company's interest rate swaps at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	March 31, 2019	December 31, 2018
Swap - cash flow	1.57%	(1)	May 2019	$100,000	$100,000
Swap - cash flow	1.57%	(1)	May 2019	62,500	62,500
Swap - cash flow	1.57%	(1)	May 2019	15,000	15,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	50,000	50,000
Swap - cash flow	2.60%	(3)	January 2024	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
________________________
(1) Swaps assumed in connection with the LaSalle merger on November 30, 2018.
(2) Swaps became effective January 2019.
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

As of March 31, 2019, the Company's derivative instruments were in both asset and liability positions, with an aggregate asset and liability fair values of $11.1 million and $6.8 million, respectively, in the accompanying consolidated balance sheets. For the three months ended March 31, 2019 and 2018, there was $(9.0) million and $5.3 million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2019 and 2018, the Company reclassified $(2.5) million and $0.3 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $1.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
San Francisco, CA	$83,243	$44,448
Los Angeles, CA	47,364	29,729
San Diego, CA	57,288	17,129
Boston, MA	47,532	12,318
Seattle, WA	6,641	6,421
Portland, OR	18,703	18,412
Washington DC	27,928	5,385
Southern FL	39,530	20,983
Chicago, IL	11,099	—
Other (1)	27,841	26,230
	$367,169	$181,055
(1) Other includes: Atlanta (Buckhead), GA, Minneapolis, MN, Nashville, TN, New York City, NY, Philadelphia, PA and Santa Cruz, CA.
Payments from customers are primarily made when services are provided. Due to the short-term nature of the Company's contracts and the almost simultaneous receipt of payment, almost all of the contract liability balance at the beginning of the year is expected to be recognized as revenue over the following 12 months.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the three months ended March 31, 2019, the Company had no repurchases under this program and as of March 31, 2019, $56.6 million of common shares remained available for repurchase under this program.
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

Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2019	March 29, 2019	April 15, 2019
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
On November 30, 2018, in connection with the LaSalle merger, the Company issued 4,400,000 of its 6.375% Series E Cumulative Redeemable Preferred Shares ("Series E Preferred Shares") and 6,000,000 of its 6.30% Series F Cumulative Redeemable Preferred Shares ("Series F Preferred Shares").
The following Preferred Shares were outstanding as of March 31, 2019 and December 31, 2018:

Security Type	As of March 31, 2019	As of December 31, 2018
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000
The Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares and Series F Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series C Preferred Shares prior to March 18, 2018, may not redeem the Series D Preferred Shares prior to June 9, 2021, could not redeem the Series E Preferred Shares prior to March 4, 2018 and may not redeem the Series F Preferred Shares prior to May 25, 2021, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after May 25, 2021 and June 9, 2021, the Company may, at its option, redeem the Series F Preferred Shares and Series D Preferred Shares, respectively, and at any time the Company may, at its option, redeem the Series C Preferred Shares or the Series E Preferred Shares, or both, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the Company’s common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of the Company’s common shares based on defined formulas subject to share caps. The share cap on each Series C Preferred Share is 2.0325 common shares, on each Series D Preferred Share is 1.9794 common shares, on each Series E Preferred Share is 1.9372 common shares and on each Series F Preferred Share is 2.0649 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2019:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series D	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series E	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.30% Series F	$0.39	March 31, 2019	March 29, 2019	April 15, 2019

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
As of March 31, 2019 and December 31, 2018, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at March 31, 2019, 190,975 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle OP. As of March 31, 2019 and December 31, 2018, the Operating Partnership had 133,605 and 133,605 OP units held by third parties, respectively, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2019, there were 1,037,919 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	127,732	$32.22
Granted	84,705	$32.70
Vested	(66,276)	$30.20
Forfeited	—	$—
Unvested at March 31, 2019	146,161	$33.41
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three months ended March 31, 2019 and 2018, the Company recognized approximately $0.5 million and $0.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the consolidated statements of operations and comprehensive income. As of March 31, 2019, there was $4.4 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.
Performance-Based Equity Awards

On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vest ratably, if at all, on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined on each vesting date based upon the two performance criteria defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares for that measurement period.

In January 2017, the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares for that measurement period. In January 2018, the Company issued 72,236 of common shares which represented achieving 145% of the 49,914 target number of shares for that measurement period. In January 2019, the Company issued 35,471 of common shares which represented achieving 71% of the 49,914 target number of shares for that measurement period.
On February 4, 2014, the Board of Trustees approved a target award of 66,483 performance-based equity awards to officers and employees of the Company. In January 2017, these awards vested and the Company issued 112,782 and 25,619 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2014 through December 31, 2016.
On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. In January 2018, these awards vested and the Company issued 14,089 and 2,501 common shares to officers and non-executive management employees, respectively. The actual number of common shares that ultimately vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2015 through December 31, 2017.
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. In January 2018, these awards vested and the Company issued 1,079 common shares to the employee. The actual number of common shares that ultimately vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2017.
On February 10, 2016, the Board of Trustees approved a target award of 100,919 performance-based equity awards to officers and employees of the Company. In January 2019, these awards vested and the Company issued 142,173 and 31,146 common shares to officers and employees, respectively. The actual number of common shares that ultimately vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2018.
On February 15, 2017, the Board of Trustees approved a target award of 81,939 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2020. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2020 based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019.
On February 14, 2018, the Board of Trustees approved a target award of 78,918 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2021. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2021 based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2018 through December 31, 2020.
On February 13, 2019, the Board of Trustees approved a target award of 126,891 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2022. The actual number of common shares that ultimately vest will range from 0% to 200% of the target award and will be determined in 2022 based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2019 through December 31, 2021.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 4, 2014
Relative Total Shareholder Return	30.00%	$0.7		29.00%	0.62%	2.40%
Absolute Total Shareholder Return	30.00%	$0.5		29.00%	0.62%	2.40%
EBITDA Comparison	40.00%	$0.8		29.00%	0.62%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	—	(1)	22.00%	0.68%	2.50%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6		25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2		25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4		25.00%	0.71%	3.00%

February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7		28.00%	1.27%	5.60%

February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5		28.00%	2.37%	4.70%

February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5		26.00%	2.52%	4.20%
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of March 31, 2019, there was approximately $8.3 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.1 years. For the three months ended March 31, 2019 and 2018, the Company recognized $1.1 million and $(1.0) million, respectively, in expense related to these awards.
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
As of March 31, 2019, the Operating Partnership had two classes of LTIP units, LTIP Class A and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of March 31, 2019, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of March 31, 2019, of the 236,351 units outstanding, 190,975 LTIP units have vested.
For the three months ended March 31, 2019 and 2018, the Company recognized $0.3 million and $0.3 million, respectively, in expense related to these LTIP units. As of March 31, 2019, there was $0.8 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.4 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s consolidated balance sheets.
Note 9. Income Taxes
The Company's TRSs, PHL and LHL, are subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its TRSs' income tax expense (benefit) for the three months ended March 31, 2019 using an estimated combined federal and state statutory tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2019 and December 31, 2018, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(2,504)	$20,386
Less: dividends paid on unvested share-based compensation	(73)	(83)
Net income (loss) available to common shareholders	$(2,577)	$20,303
Denominator:
Weighted-average number of common shares — basic	130,431,074	68,876,444
Effect of dilutive share-based compensation	—	331,604
Weighted-average number of common shares — diluted	130,431,074	69,208,048

Net income (loss) per share available to common shareholders — basic	$(0.02)	$0.29
Net income (loss) per share available to common shareholders — diluted	$(0.02)	$0.29
For the three months ended March 31, 2019 and 2018, 179,476 and 4,212, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from 1 year to 22 years, not including renewals, and 1 year to 52 years, including renewals. Many of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to seven times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $9.5 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.

Restricted Cash
At March 31, 2019 and December 31, 2018, the Company had $25.7 million and $24.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of March 31, 2019, the following hotels were subject to leases as follows:

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
(4) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 30 years to 2089.

The Company's leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases. Some leases also contain certain restrictions on modifications that can be made to the hotel structures due to their status as national historic landmark.

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $7.6 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, fixed and variable ground rent expense were $4.3 million and $3.3 million, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's consolidated statements of operations and comprehensive income.

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.

Maturity of lease liabilities for the Company's operating leases is as follows (in thousands):

Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$12,854
2020	17,345
2021	17,434
2022	17,505
2023	17,578
Thereafter	1,159,743
Total lease payments	$1,242,459
Less: Imputed interest	(995,297)
Present value of lease liabilities	$247,162

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, prior to adoption of ASC 842 is as follows as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$18,882
2020	19,091
2021	19,223
2022	19,325
2023	19,429
Thereafter	1,219,303
Total	$1,315,253

Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2019	2018
	(in thousands)
Interest paid, net of capitalized interest	$22,589	$7,655
Income taxes paid	$(163)	$—
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$50,621	$27,902
Distributions payable on preferred shares	$7,558	$3,442
Issuance of common shares for Board of Trustees compensation	$740	$662
Accrued additions and improvements to hotel properties	$2,313	$1,286
Right of use assets obtained in exchange for lease liabilities	$247,162	$—
Purchase of ground lease	$16,444	$—
Note 13. Subsequent Events
In April 2019, the Company entered into an agreement to sell the Onyx Hotel in Boston, Massachusetts to a third party for $58.3 million.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Overview

On November 30, 2018, we completed our merger with LaSalle Hotel Properties. The combined company, headquartered in Bethesda, Maryland, continues to be led by the senior management team leading us immediately prior to the merger. As of March 31, 2019, the Company owned 61 hotels with a total of 14,575 guest rooms.

Our first quarter operating results exceeded our outlook due to healthy RevPAR growth, strong growth in other revenues, including food and beverage revenues, and slightly better margins than forecasted. Although March 2019 demand trends were weaker than expected for the hotel industry and our portfolio, we continue to experience solid group and transient business and leisure travel demand as our group and transient pace advantages over 2018 remain favorable. Our 2019 outlook for the hotel industry and Pebblebrook remains positive, as the U.S. economy continues to grow despite geopolitical uncertainty, employment and wages continue to increase, inflation remains low and consumer and business confidence remain strong.

During the three months ended March 31, 2019, we had the following transactions:

•	On February 14, 2019, we sold The Liaison Capitol Hill for $111.0 million.

•	On February 22, 2019, we sold Hotel Palomar Washington DC for $141.5 million.

•	We repaid $70.0 million of a portion of the tranche maturing in 2020 of our sixth term loan.

•	We acquired the ground lease underlying the land of the Solamar Hotel.
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

Key Indicators of Financial Condition and Operating Performance

We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Matters" for further discussion of FFO, EBITDA and EBIDTAre.

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018

Same-Property Occupancy	75.4%	76.1%
Same-Property ADR	$249.00	$236.40
Same-Property RevPAR	$187.76	$179.98
Same-Property Total RevPAR	$276.76	$265.20

This schedule of hotel results for the three months ended March 31 includes information from all of the hotels we owned as of March 31, 2019. These hotel results for the respective periods may include information reflecting operational performance prior to the Company's ownership of the hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net income (loss)	$5,655	$24,516
Adjustments:
Depreciation and amortization	54,243	24,849
FFO	$59,898	$49,365
Distribution to preferred shareholders	(8,139)	(4,023)
FFO available to common share and unit holders	$51,759	$45,342
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Net income (loss)	$5,655	$24,516
Adjustments:
Interest expense	29,328	9,811
Income tax expense (benefit)	(5,037)	(429)
Depreciation and amortization	54,302	24,902
EBITDA and EBITDAre	$84,248	$58,800
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
Results of Operations
At March 31, 2019 and 2018, we had 61 and 28, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2019 and 2018. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended March 31, 2019 and 2018
LaSalle portfolio	(1)	Various	November 30, 2018	X
The Grand Hotel Minneapolis		Minneapolis, MN	December 4, 2018	X
The Liaison Capitol Hill		Washington, DC	February 14, 2019	X
Hotel Palomar Washington DC		Washington, DC	February 22, 2019	X
(1) As a result of our merger with LaSalle, we acquired a portfolio of 36 properties. We subsequently sold The Liaison Capitol Hill on February 14, 2019 and the Hotel Palomar Washington DC on February 22, 2019.
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018
Revenues — Total hotel revenues increased by $186.1 million, of which $5.1 million was contributed by the comparable properties and $181.0 million was contributed by the non-comparable properties. LaPlaya contributed to the increases as it was under renovation for a part of 2018.
Hotel operating expenses — Total hotel operating expenses increased by $122.7 million, of which $4.0 million was contributed by the comparable properties and the balance was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $29.4 million, the majority of which was a result of the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $19.3 million due to the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Corporate general and administrative — Corporate general and administrative expenses increased by $6.3 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs increased by $2.1 million as a result of the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the Mergers and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses increased by $7.8 million due to the $4.9 million gain from insurance settlement of business interruption claim for the Hurricane Irma costs and lost profits at LaPlaya in 2018. In 2019, the Company incurred $3.2 million in management transition expenses.
Interest expense — Interest expense increased by $19.5 million as a result of higher debt balances.
Other — Other income decreased by $2.5 million due to dividend income from marketable securities in 2018.
Income tax (expense) benefit — Income tax benefit increased by $4.6 million due primarily to an increase in taxable loss of our TRSs during the quarter compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

As a result of the approximately 61.5 million common shares and units issued on November 30, 2018 in connection with our merger with LaSalle, we anticipate an increase in cash outflows due to the increased dividend payment requirements.  We expect to fund the dividends from increased cash flows generated from the hotel properties acquired in the Mergers.

Our debt consisted of the following as of March 31, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$—	$170,000
PHL unsecured credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$—	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2020	Floating (3)	December 2020	180,000	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,680,000	1,750,000
Total term loans at stated value			2,355,000	2,425,000
Deferred financing costs, net			(14,681)	(15,716)
Total term loans			$2,340,319	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(507)	(531)
Total senior unsecured notes			$99,493	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	67,593	68,207
Deferred financing costs, net			(47)	(62)
Total mortgage loans			$67,546	$68,145
Total debt			$2,507,358	$2,746,898
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
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of March 31, 2019, we had no outstanding borrowings and $650.0 million borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of March 31, 2019, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loans. Information about our senior unsecured term loans is found in the table above and Note 5 to the accompanying consolidated financial statements.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the three months ended March 31, 2019. As of March 31, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $56.3 million for the three months ended March 31, 2019. Our cash from operations includes the operating activities of the 61 hotels we owned as of March 31, 2019, offset by corporate expenses and merger-related transaction expenses. Our cash provided by operating activities was $41.3 million for the three months ended March 31, 2018. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of March 31, 2018.
Cash Used in and Provided by Investing Activities. Our cash provided by investing activities was $201.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we invested $43.3 million in improvements to our hotel properties and received $245.1 million from sales of hotel properties. Our cash used in investing activities was $174.4 million for the three months ended March 31, 2018. During the three months ended March 31, 2018, we invested $16.2 million in improvements to our hotel properties and purchased $158.3 million in marketable securities.
Cash Used in and Provided by Financing Activities. Our cash used in financing activities was $288.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we borrowed $1.9 million under the revolving credit facilities, repaid $171.9 million under the revolving credit facilities, repaid $70.6 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $43.6 million in distributions and paid $0.7 million in other transactions. For the three months ended March 31, 2018, cash provided by financing activities was $123.8 million. During the three months ended March 31, 2018, we borrowed $226.3 million under the revolving credit facilities, repaid $68.3 million under the revolving credit facilities, repaid $0.6 million of debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $30.8 million in distributions and paid $0.3 million in other transactions.
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
For the three months ended March 31, 2019, we invested $43.3 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $110.0 million to $140.0 million in capital investments for our hotels through the remainder of 2019, including a $21.0 million renovation at Hilton San Diego Resort & Spa which is expected to be completed during 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$69,685	$69,685
Term loans (2)	2,695,558	88,833	842,478	1,651,357	112,890
Unsecured notes (1)	127,904	4,792	9,584	69,584	43,944
Borrowings under credit facilities (3)	—	—	—	—	—
Hotel and ground leases (4)	1,243,367	16,734	33,700	33,903	1,159,030
Capital lease obligation	66,126	1,234	2,562	2,663	59,667
Refundable membership initiation deposits (5)	31,118	273	—	—	30,845
Purchase commitments (6)	7,903	7,903
Corporate office lease	7,093	1,037	2,161	2,281	1,614
Total	$4,248,754	$190,491	$890,485	$1,759,788	$1,407,990
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2019. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements.
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
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2019, there was $(9.0) million in unrealized gain (loss) recorded in accumulated other comprehensive income. For the three months ended March 31, 2018, the Company recorded an unrealized gain (loss) of $5.3 million in accumulated other comprehensive income.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Sensitivity
We are exposed to market risk from changes in interest rates. We seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs by closely monitoring our variable rate debt and converting such debt to fixed rates when we deem such conversion advantageous. From time to time, we may enter into interest rate swap agreements or other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates, they also expose us to the risks that the other parties to the agreements will not perform, that we could incur significant costs associated with the settlement of the agreements, and that the agreements will be unenforceable and the underlying transactions will fail to qualify as highly effective cash flow hedges under guidance included in ASC 815 "Derivatives and Hedging."

As of March 31, 2019, $997.5 million of the Company's aggregate indebtedness (39.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $1.0 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - March 31, 2019	30,667	$28.31	—	—
February 1, 2019 - February 28, 2019	96,014	$32.70	—	—
March 1, 2018 - March 31, 2019	—	$—	—	—
Total	126,681	$31.64	—	$56,600,000
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

PEBBLEBROOK HOTEL TRUST

Date:	April 25, 2019	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer