Form 10-Q
period 2019-06-30
Pebblebrook Hotel Trust
filed 2019-07-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1055421
(State of Incorporation or Organization)		(I.R.S. Employer Identification No.)

7315 Wisconsin Avenue,	1100 West
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)

(240)	507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	PEB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	PEB-PC	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	PEB-PD	New York Stock Exchange
6.375% Series E Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	PEB-PE	New York Stock Exchange
6.30% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share	PEB-PF	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2019
Common shares of beneficial interest ($0.01 par value per share)	130,633,110

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,421,038	$6,534,193
Hotels held for sale	114,166	—
Ground lease asset, net	—	199,745
Cash and cash equivalents	41,988	83,366
Restricted cash	28,274	24,445
Hotel receivables (net of allowance for doubtful accounts of $540 and $526, respectively)	75,394	59,897
Prepaid expenses and other assets	49,854	76,702
Total assets	$6,730,714	$6,978,348
LIABILITIES AND EQUITY
Debt	$2,398,726	$2,746,898
Accounts payable and accrued expenses	524,145	360,279
Deferred revenues	53,116	54,741
Accrued interest	4,984	2,741
Liabilities related to hotels held for sale	1,162	—
Distribution payable	58,307	43,759
Total liabilities	3,040,440	3,208,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at June 30, 2019 and at December 31, 2018), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,484,956 issued and outstanding at June 30, 2019 and 130,311,289 issued and outstanding at December 31, 2018	1,305	1,303
Additional paid-in capital	4,065,672	4,065,804
Accumulated other comprehensive income (loss)	(28,798)	1,330
Distributions in excess of retained earnings	(358,615)	(308,806)
Total shareholders’ equity	3,679,768	3,759,835
Non-controlling interests	10,506	10,095
Total equity	3,690,274	3,769,930
Total liabilities and equity	$6,730,714	$6,978,348
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues:
Room	$306,291	$142,018	$555,277	$264,489
Food and beverage	97,965	49,210	184,715	93,778
Other operating	37,827	15,273	69,260	29,289
Total revenues	442,083	206,501	809,252	387,556
Expenses:
Hotel operating expenses:
Room	70,454	33,157	137,829	64,865
Food and beverage	66,934	32,328	130,291	62,924
Other direct and indirect	113,620	54,523	219,695	106,362
Total hotel operating expenses	251,008	120,008	487,815	234,151
Depreciation and amortization	53,299	24,562	107,601	49,464
Real estate taxes, personal property taxes, property insurance, and ground rent	30,984	12,488	62,421	24,603
General and administrative	8,809	5,794	17,438	8,131
Transaction costs	1,044	1,979	3,541	2,357
(Gain) loss and other operating expenses	1,130	(6,811)	4,690	(11,019)
Total operating expenses	346,274	158,020	683,506	307,687
Operating income (loss)	95,809	48,481	125,746	79,869
Interest expense	(28,719)	(10,816)	(58,047)	(20,627)
Other	7	22,968	16	25,478
Income (loss) before income taxes	67,097	60,633	67,715	84,720
Income tax (expense) benefit	(6,579)	(2,338)	(1,542)	(1,909)
Net income (loss)	60,518	58,295	66,173	82,811
Net income (loss) attributable to non-controlling interests	145	192	165	299
Net income (loss) attributable to the Company	60,373	58,103	66,008	82,512
Distributions to preferred shareholders	(8,139)	(4,024)	(16,278)	(8,047)
Net income (loss) attributable to common shareholders	$52,234	$54,079	$49,730	$74,465
Net income (loss) per share available to common shareholders, basic	$0.40	$0.78	$0.38	$1.08
Net income (loss) per share available to common shareholders, diluted	$0.40	$0.78	$0.38	$1.07
Weighted-average number of common shares, basic	130,484,956	68,912,185	130,458,164	68,894,413
Weighted-average number of common shares, diluted	130,595,854	69,204,571	130,662,407	69,227,098

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Comprehensive Income:
Net income (loss)	$60,518	$58,295	$66,173	$82,811
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(21,089)	2,012	(30,128)	7,290
Other	—	579	—	—
Comprehensive income (loss)	39,429	60,886	36,045	90,101
Comprehensive income (loss) attributable to non-controlling interests	86	201	80	324
Comprehensive income (loss) attributable to the Company	$39,343	$60,685	$35,965	$89,777
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Three Months Ended June 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,063,830	$(7,709)	$(361,081)	$3,696,549	$10,250	$3,706,799
Share-based compensation	—	—	—	—	1,842	—	—	1,842	276	2,118
Distributions on common shares/units	—	—	—	—	—	—	(49,768)	(49,768)	(165)	(49,933)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(21,089)	—	(21,089)	—	(21,089)
Net income (loss)	—	—	—	—	—	—	60,373	60,373	145	60,518
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274

	Three Months Ended June 30, 2018
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2018	10,000,000	$100	68,912,185	$689	$1,683,046	$8,936	$(197,359)	$1,495,412	$4,918	$1,500,330
Share-based compensation	—	—	—	—	1,592	—	—	1,592	276	1,868
Distributions on common shares/units	—	—	—	—	—	—	(26,320)	(26,320)	(90)	(26,410)
Distributions on preferred shares	—	—	—	—	—	—	(4,024)	(4,024)	(16)	(4,040)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	2,012	—	2,012	—	2,012
Other	—	—	—	—	—	579	—	579	—	579
Net income (loss)	—	—	—	—	—	—	58,103	58,103	192	58,295
Balance at June 30, 2018	10,000,000	$100	68,912,185	$689	$1,684,638	$11,527	$(169,600)	$1,527,354	$5,280	$1,532,634

	Six Months Ended June 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	3,412	—	—	3,414	552	3,966
Distributions on common shares/units	—	—	—	—	—	—	(99,539)	(99,539)	(306)	(99,845)
Distributions on preferred shares	—	—	—	—	—	—	(16,278)	(16,278)	—	(16,278)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(30,128)	—	(30,128)	—	(30,128)
Net income (loss)	—	—	—	—	—	—	66,008	66,008	165	66,173
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274

	Six Months Ended June 30, 2018
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	1,046	—	—	1,047	552	1,599
Distributions on common shares/units	—	—	—	—	—	—	(52,504)	(52,504)	(180)	(52,684)
Distributions on preferred shares	—	—	—	—	—	—	(8,047)	(8,047)	(16)	(8,063)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	7,290	—	7,290	—	7,290
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	82,512	82,512	299	82,811
Balance at June 30, 2018	10,000,000	$100	68,912,185	$689	$1,684,638	$11,527	$(169,600)	$1,527,354	$5,280	$1,532,634

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$66,173	$82,811
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	107,601	49,464
Share-based compensation	3,966	1,599
(Gain) loss on marketable securities	—	(20,477)
Amortization of deferred financing costs and mortgage loan premiums	3,901	1,043
Non-cash ground rent	3,051	1,350
Other	4,735	1,146
Changes in assets and liabilities:
Hotel receivables	(17,150)	(5,731)
Prepaid expenses and other assets	9,019	(11,355)
Accounts payable and accrued expenses	13,461	3,140
Deferred revenues	(637)	(501)
Net cash provided by (used in) operating activities	194,120	102,489
Investing activities:
Improvements and additions to hotel properties	(75,907)	(35,301)
Proceeds from sales of hotel properties	302,323	—
Investment in marketable securities	—	(356,180)
Sale of marketable securities	—	6,658
Purchase of corporate office equipment, software, and furniture	(398)	(26)
Property insurance proceeds	—	2,648
Net cash provided by (used in) investing activities	226,018	(382,201)
Financing activities:
Payment of offering costs — common and preferred shares	(275)	—
Payment of deferred financing costs	(237)	(42)
Borrowings under revolving credit facilities	56,893	465,373
Repayments under revolving credit facilities	(226,893)	(127,373)
Repayments of debt	(181,219)	(1,175)
Repurchases of common shares	(4,009)	(2,507)
Distributions — common shares/units	(85,273)	(53,078)
Distributions — preferred shares	(16,278)	(8,047)
Proceeds from refundable membership deposits	—	30
Repayments of refundable membership deposits	(396)	(486)
Net cash provided by (used in) financing activities	(457,687)	272,695
Net change in cash and cash equivalents and restricted cash	(37,549)	(7,017)
Cash and cash equivalents and restricted cash, beginning of year	107,811	32,533
Cash and cash equivalents and restricted cash, end of period	$70,262	$25,516
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
As of June 30, 2019, the Company owned 60 hotels with a total of 14,463 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2019, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL") and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, "LHL"), the Company’s taxable REIT subsidiaries ("TRSs"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.
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
Revenue Recognition
Revenue consists of amounts derived from hotel operations, including the sales of rooms, food and beverage, and other ancillary services. Room revenue is recognized over the length of a customer's hotel stay. Revenue from food and beverage and other ancillary services is generated when a customer chooses to purchase goods or services separately from a hotel room and revenue is recognized on these distinct goods and services at the point in time or over the time period that goods or services are provided to the customer. Certain ancillary services are provided by third parties and the Company assesses whether it is the principal or agent in these arrangements. If the Company is the agent, revenue is recognized based upon the commission earned from the third party. If the Company is the principal, the Company recognizes revenue based upon the gross sales price. Some contracts for rooms or food and beverage services require an upfront deposit which is recorded as deferred revenues (or contract liabilities) and recognized once the performance obligations are satisfied.
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
Recent Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019. The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the ground lease and corporate office arrangements for which the Company is the lessee. See Notes 4 and 11 to the accompanying financial statements for additional disclosures of the adoption of this standard.

Note 3. Business Combinations and Acquisition and Disposition of Hotel Properties

Merger with LaSalle Hotel Properties

On November 30, 2018, the Company completed its merger with LaSalle Hotel Properties (“LaSalle”) pursuant to the Agreement and Plan of Merger, dated as of September 6, 2018, as amended on September 18, 2018 (the “Merger Agreement”), by and among the Company, the Operating Partnership, Ping Merger Sub, LLC (“Merger Sub”), Ping Merger OP, LP (“Merger OP”), LaSalle and LaSalle Hotel Operating Partnership, L.P. (“LaSalle OP”).

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
The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 36 hotel properties:

Property		Location	Ownership Interest	Guest Rooms
Villa Florence San Francisco on Union Square		San Francisco, CA	100%	189
Hotel Vitale		San Francisco, CA	100%	200
The Marker San Francisco		San Francisco, CA	100%	208
Hotel Spero		San Francisco, CA	100%	236
Chaminade Resort & Spa		Santa Cruz, CA	100%	156
Harbor Court Hotel San Francisco		San Francisco, CA	100%	131
Viceroy Santa Monica Hotel		Santa Monica, CA	100%	162
Le Parc Suite Hotel		West Hollywood, CA	100%	154
Montrose West Hollywood		West Hollywood, CA	100%	133
Chamberlain West Hollywood Hotel		West Hollywood, CA	100%	115
Grafton on Sunset		West Hollywood, CA	100%	108
The Westin Copley Place, Boston		Boston, MA	100%	803
The Liberty, A Luxury Collection Hotel, Boston		Boston, MA	99.99%	298
Hyatt Regency Boston Harbor		Boston, MA	100%	270
Sofitel Washington DC Lafayette Square		Washington, DC	100%	237
George Hotel		Washington, DC	100%	139
Mason & Rook Hotel		Washington, DC	100%	178
Donovan Hotel		Washington, DC	100%	193
Rouge Hotel		Washington, DC	100%	137
Topaz Hotel		Washington, DC	100%	99
Hotel Madera		Washington, DC	100%	82
Paradise Point Resort & Spa		San Diego, CA	100%	462
Hilton San Diego Gaslamp Quarter		San Diego, CA	100%	286
Solamar Hotel		San Diego, CA	100%	235
L'Auberge Del Mar		Del Mar, CA	100%	121
Hilton San Diego Resort & Spa		San Diego, CA	100%	357
The Heathman Hotel		Portland, OR	100%	151
Southernmost Beach Resort		Key West, FL	100%	262
The Marker Key West		Key West, FL	100%	96
The Roger New York		New York, NY	100%	194
Hotel Chicago Downtown, Autograph Collection		Chicago, IL	100%	354
The Westin Michigan Avenue Chicago		Chicago, IL	100%	752
Hotel Palomar Washington DC	(1)	Washington, DC	100%	335
The Liaison Capitol Hill	(2)	Washington, DC	100%	343
Onyx Hotel	(3)	Boston, MA	100%	112
Hotel Amarano Burbank	(4)	Burbank, CA	100%	132
				8,420

(1) In February 2019, the Company sold this hotel property for $141.5 million.
(2) In February 2019, the Company sold this hotel property for $111.0 million.
(3) In May 2019, the Company sold this hotel property for $58.3 million.
(4) In July 2019, the Company sold this hotel property for $72.9 million.

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

•
Above market lease liabilities — The Company estimated the fair value of its above market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The above market lease liabilities were included in accounts payable and other liabilities in the accompanying consolidated balance sheet prior to the adoption of ASC 842 Leases. The above market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•
Restricted cash reserves, hotel and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, deferred revenues, accrued interest, and distributions payable — the carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

For the hotel properties acquired during the Mergers, total revenues of $236.0 million and $420.0 million and operating income of $106.1 million and $169.3 million for the three and six months ended June 30, 2019, respectively, are included in the accompanying consolidated statements of operations and comprehensive income.
There were no acquisitions of hotel properties during the six months ended June 30, 2019. For the three months ended June 30, 2019, the Company incurred $0.1 million in transaction costs and $0.9 million in integration costs in connection with the Mergers. For the six months ended June 30, 2019, the Company incurred $0.3 million in transaction costs and $3.1 million in integration costs in connection with the Mergers. The transaction costs primarily related to transfer taxes, financial advisory fees, loan commitment fees, legal, and other professional service fees in connection with the Mergers. The integration costs primarily related to professional fees and employee-related costs. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.
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

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

	(unaudited)
Total revenues	$442,083	$459,484	$809,252	$823,643
Operating income (loss)	$95,809	$110,482	$125,746	$152,211
Net income (loss) attributable to common shareholders	$52,234	$64,842	$49,730	$74,156
Net income (loss) per share available to common shareholders — basic	$0.40	$0.50	$0.38	$0.57
Net income (loss) per share available to common shareholders — diluted	$0.40	$0.50	$0.38	$0.57

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
On May 29, 2019, the Company sold the Onyx Hotel for $58.3 million and recognized no gain or loss on the disposition.
For the three and six months ended June 30, 2019, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $1.1 million and $1.5 million, respectively, related to the hotel properties sold. For the three and six months ended June 30, 2018, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $1.3 million and $2.2 million, respectively, related to the hotel properties sold.
As of June 30, 2019, the Company had entered into agreements to sell the Hotel Amarano Burbank for $72.9 million and the Rouge Hotel for $42.0 million. Both of these hotels were designated as held for sale as they met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to these hotels as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. On July 16, 2019, the Company completed the sale of the Hotel Amarano Burbank. The Company expects the sale of the Rouge Hotel to be completed during the third quarter of 2019, subject to customary closing conditions, although no assurances can be given that the sale will be completed on these terms, or if at all.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land	$991,793	$1,056,862
Buildings and improvements	5,169,832	5,440,513
Furniture, fixtures and equipment	460,887	462,620
Right-of-use asset, operating leases	323,910	—
Capital lease asset	91,985	91,985
Construction in progress	25,260	25,643
Investment in hotel properties	$7,063,667	$7,077,623
Less: Accumulated depreciation	(642,629)	(543,430)
Investment in hotel properties, net	$6,421,038	$6,534,193

On January 1, 2019, the Company adopted ASU 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2019, the Company's right-of-use assets of $323.9 million, which included favorable and unfavorable intangibles, are included in the investment in hotel properties and its related lease liabilities of $247.2 million are presented in accounts payable and accrued expenses in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.

On September 10, 2017, Hotel Colonnade Coral Gables, Autograph Collection ("Hotel Colonnade") located in Coral Gables, Florida and LaPlaya Beach Resort and Club ("LaPlaya") located in Naples, Florida were impacted by Hurricane Irma. Hotel Colonnade did not suffer any material damage and remained open. LaPlaya was closed in anticipation of the storm and re-opened in stages beginning in the fourth quarter of 2017 and was fully reopened in January 2018.

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of June 30, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized a gain of $8.2 million and $13.1 million for the three and six months ended June 30, 2018, respectively.

Note 5. Debt
The Company's debt consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$—	$170,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$—	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2020	Floating (3)	December 2020	70,000	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,570,000	1,750,000
Total term loans at stated value			2,245,000	2,425,000
Deferred financing costs, net			(12,747)	(15,716)
Total term loans			$2,232,253	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(484)	(531)
Total senior unsecured notes			$99,516	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	66,987	68,207
Deferred financing costs, net			(30)	(62)
Total mortgage loans			$66,957	$68,145
Total debt			$2,398,726	$2,746,898

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

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of June 30, 2019, the Company had no outstanding borrowings and $650.0 million borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of June 30, 2019, the Company had no borrowings under the PHL Credit Facility and had $10.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $2.3 million and zero were outstanding as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, the Company was in compliance with the debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. During the six months ended June 30, 2019, the Company repaid $180.0 million of the tranche maturing in 2020 of the Company's sixth term loan. As of June 30, 2019, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below. In July 2019, the Company repaid the remaining $70.0 million of the tranche maturing in 2020 of the Company's sixth term loan.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2019, the Company was in compliance with all such debt covenants.
Mortgage Debt
The Company’s sole mortgage loan is secured by a first mortgage lien on the underlying hotel property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Unsecured revolving credit facilities	$624	$2,375	$2,024	$3,860
Unsecured term loan facilities	21,350	5,814	43,215	11,336
Senior unsecured notes	1,198	1,092	2,396	2,290
Mortgage debt	626	650	1,252	1,297
Amortization of deferred financing fees	2,413	525	3,901	1,042
Other	2,508	360	5,259	802
Total interest expense	$28,719	$10,816	$58,047	$20,627

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of June 30, 2019 and December 31, 2018 was $167.4 million and $164.3 million, respectively.
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

The Company's interest rate swaps at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	June 30, 2019	December 31, 2018
Swap - cash flow	1.57%	(1)	May 2019	$—	$100,000
Swap - cash flow	1.57%	(1)	May 2019	—	62,500
Swap - cash flow	1.57%	(1)	May 2019	—	15,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	50,000	50,000
Swap - cash flow	2.60%	(3)	January 2024	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	1.99%	(4)	November 2023	85,000	—
Swap - cash flow	1.99%	(4)	November 2023	85,000	—
Swap - cash flow	1.99%	(4)	November 2023	50,000	—
Swap - cash flow	1.99%	(4)	November 2023	30,000	—
Swap - cash flow	2.12%	(4)	December 2020	100,000	—
Swap - cash flow	2.12%	(4)	December 2020	100,000	—
________________________
(1) Swaps assumed in connection with the LaSalle merger on November 30, 2018.
(2) Swaps became effective January 2019.
(3) Swaps will become effective January 2020.
(4) Swaps became effective June 2019.

The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of June 30, 2019, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $1.8 million and $20.2 million, respectively, in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2019, there was $(21.1) million and $(30.1) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2018, there was $2.0 million and $7.3 million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2019, the Company reclassified $(2.3) million and $(4.8) million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and six months ended June 30, 2018, the Company reclassified $(0.2) million and $0.1 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $6.5 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
San Francisco, CA	$79,853	$48,285	$163,096	$92,733
Los Angeles, CA	54,682	32,736	102,046	62,465
San Diego, CA	62,851	16,995	120,139	34,124
Boston, MA	81,842	21,770	129,374	34,088
Seattle, WA	8,121	9,104	14,762	15,525
Portland, OR	28,585	26,492	47,288	44,905
Washington DC	35,828	8,123	63,756	13,508
Southern FL	29,501	14,784	69,031	35,767
Chicago, IL	25,324	—	36,423	—
Other (1)	35,496	28,212	63,337	54,441
	$442,083	$206,501	$809,252	$387,556
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

On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the six months ended June 30, 2019, the Company had no repurchases under this program and as of June 30, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2019	March 29, 2019	April 15, 2019
$0.38	June 30, 2019	June 28, 2019	July 15, 2019

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
The following Preferred Shares were outstanding as of June 30, 2019 and December 31, 2018:

Security Type	As of June 30, 2019	As of December 31, 2018
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2019:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2019	March 29, 2019	April 15, 2019
6.50% Series C	$0.41	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series D	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series D	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series E	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series E	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.30% Series F	$0.39	March 31, 2019	March 29, 2019	April 15, 2019
6.30% Series F	$0.39	June 30, 2019	June 28, 2019	July 15, 2019

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
As of June 30, 2019 and December 31, 2018, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at June 30, 2019, 190,975 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle OP. As of June 30, 2019 and December 31, 2018, the Operating Partnership had 133,605 and 133,605 OP units held by third parties, respectively, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2019, there were 1,036,935 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	127,732	$32.22
Granted	87,405	$32.70
Vested	(66,276)	$30.20
Forfeited	(707)	$32.70
Unvested at June 30, 2019	148,154	$33.41

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and six months ended June 30, 2019, the Company recognized approximately $0.6 million and $1.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2018, the Company recognized approximately $0.5 million and $0.9 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of June 30, 2019, there was $3.9 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2019, there was approximately $6.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.9 years. For the three and six months ended June 30, 2019, the Company recognized $1.2 million and $2.3 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2018, the Company recognized $1.1 million and $0.1 million, respectively, in expense related to these awards.
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
As of June 30, 2019, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2019, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of June 30, 2019, of the 236,351 units outstanding, 190,975 LTIP units have vested.
For the three and six months ended June 30, 2019, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these LTIP units. For the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these LTIP units. As of June 30, 2019, there was $0.5 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.3 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
The Company's TRSs, PHL and LHL, are subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its TRSs' income tax expense (benefit) for the six months ended June 30, 2019 using an estimated combined federal and state statutory tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2019 and December 31, 2018, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$52,234	$54,079	$49,730	$74,465
Less: dividends paid on unvested share-based compensation	(74)	(83)	(147)	(166)
Undistributed earnings attributable to share-based compensation	(3)	(88)	—	(69)
Net income (loss) available to common shareholders	$52,157	$53,908	$49,583	$74,230
Denominator:
Weighted-average number of common shares — basic	130,484,956	68,912,185	130,458,164	68,894,413
Effect of dilutive share-based compensation	110,898	292,386	204,243	332,685
Weighted-average number of common shares — diluted	130,595,854	69,204,571	130,662,407	69,227,098

Net income (loss) per share available to common shareholders — basic	$0.40	$0.78	$0.38	$1.08
Net income (loss) per share available to common shareholders — diluted	$0.40	$0.78	$0.38	$1.07

For the three and six months ended June 30, 2019, 163,100 and 37,137, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were 83,130 and 4,212 unvested service condition restricted shares and performance-based equity awards excluded from diluted weighted-average common shares for the three and six months ended June 30, 2018, respectively, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $13.3 million and $22.8 million for the three and six months ended June 30, 2019, respectively, and $6.1 million and $11.4 million for the three and six months ended June 30, 2018, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2019 and December 31, 2018, the Company had $28.3 million and $24.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of June 30, 2019, the following hotels were subject to leases as follows:

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

The Company's leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases. Some leases also contain certain restrictions on modifications that can be made to the hotel structures due to their status as national historic landmarks.

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $7.8 million and $15.4 million for the three and six months ended June 30, 2019, respectively, and $3.4 million and $6.5 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, fixed ground rent expense was $4.2 million and $8.5 million, respectively, and variable ground rent expense was $3.6 million and $6.9 million, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income.

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.

Maturity of lease liabilities for the Company's operating leases is as follows (in thousands):

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	$8,590
2020	17,345
2021	17,434
2022	17,505
2023	17,578
Thereafter	1,159,743
Total lease payments	$1,238,195
Less: Imputed interest	(991,042)
Present value of lease liabilities	$247,153

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, prior to adoption of ASC 842 is as follows as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$18,882
2020	19,091
2021	19,223
2022	19,325
2023	19,429
Thereafter	1,219,303
Total	$1,315,253

Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2019	2018

	(in thousands)
Interest paid, net of capitalized interest	$47,741	$18,729
Income taxes paid	$1,461	$99
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$50,749	$27,987
Distributions payable on preferred shares	$7,558	$3,442
Issuance of common shares for Board of Trustees compensation	$740	$662
Accrued additions and improvements to hotel properties	$4,040	$1,566
Right of use assets obtained in exchange for lease liabilities	$247,139	$—
Purchase of ground lease	$16,444	$—
Write-off of deferred financing costs	$1,281	$—

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
Overview

On November 30, 2018, we completed our merger with LaSalle Hotel Properties. The combined company, headquartered in Bethesda, Maryland, continues to be led by the senior management team leading us immediately prior to the merger. As of June 30, 2019, the Company owned 60 hotels with a total of 14,463 guest rooms.

Our second quarter operating results were in line with our outlook due to modest RevPAR growth, solid growth in other revenues, including food and beverage revenues, and margins in line with forecast. Although demand trends during the second quarter were weaker than expected for the hotel industry, we continue to experience solid group and transient business and leisure travel demand. Our 2019 outlook for the hotel industry and Pebblebrook remains positive, as the U.S. economy continues to grow despite geopolitical uncertainty, employment and wages continue to increase, inflation remains low and consumer confidence remain strong.

During the six months ended June 30, 2019, we had the following transactions:

•	On February 14, 2019, we sold The Liaison Capitol Hill for $111.0 million.

•	On February 22, 2019, we sold Hotel Palomar Washington DC for $141.5 million.

•	On May 29, 2019, we sold Onyx Hotel for $58.3 million.

•	We repaid $180.0 million of a portion of the tranche maturing in 2020 of our sixth term loan.

•	We acquired the ground lease underlying the land of the Solamar Hotel.

On July 16, 2019, we sold the Hotel Amarano Burbank for $72.9 million and repaid the remaining $70.0 million of the tranche maturing in 2020 of our sixth term loan.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2019 and 2018.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Same-Property Occupancy	86.8%	87.1%	81.1%	81.6%
Same-Property ADR	$266.56	$262.00	$258.42	$250.08
Same-Property RevPAR	$231.47	$228.30	$209.65	$204.18
Same-Property Total RevPAR	$334.96	$328.43	$305.91	$296.87

This schedule of hotel results for the three months ended June 30 includes information from all of the hotels we owned as of June 30, 2019. This schedule of hotel results for the six months ended June 30 includes information from all of the hotels we owned as of June 30, 2019 and excludes Onyx Hotel for Q2 in both 2019 and 2018 due to its sale in the second quarter of 2019. These hotel results for the respective periods may include information reflecting operational performance prior to the Company's ownership of the hotels.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$60,518	$58,295	$66,173	$82,811
Adjustments:
Depreciation and amortization	53,239	24,510	107,483	49,359
FFO	$113,757	$82,805	$173,656	$132,170
Distribution to preferred shareholders	(8,139)	(4,024)	(16,278)	(8,047)
FFO available to common share and unit holders	$105,618	$78,781	$157,378	$124,123
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income (loss)	$60,518	$58,295	$66,173	$82,811
Adjustments:
Interest expense	28,719	10,816	58,047	20,627
Income tax expense (benefit)	6,579	2,338	1,542	1,909
Depreciation and amortization	53,299	24,562	107,601	49,464
EBITDA and EBITDAre	$149,115	$96,011	$233,363	$154,811
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

Results of Operations
At June 30, 2019 and 2018, we had 60 and 28, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2019 and 2018. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended June 30, 2019 and 2018	Non-comparable property for the six months ended June 30, 2019 and 2018
LaSalle portfolio	(1)	Various	November 30, 2018	X	X
The Grand Hotel Minneapolis		Minneapolis, MN	December 4, 2018	X	X
The Liaison Capitol Hill		Washington, DC	February 14, 2019	X	X
Hotel Palomar Washington DC		Washington, DC	February 22, 2019	X	X
Onyx Hotel		Boston, MA	May 29, 2019	X	X
(1) As a result of our merger with LaSalle, we acquired a portfolio of 36 properties. We subsequently sold The Liaison Capitol Hill on February 14, 2019, the Hotel Palomar Washington DC on February 22, 2019 and the Onyx Hotel on May 29, 2019.
Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018
Revenues — Total hotel revenues increased by $235.6 million, of which $2.9 million was contributed by the comparable properties and $232.7 million was contributed by the non-comparable properties. LaPlaya contributed to the comparable properties increases as it was under renovation for a part of 2018.
Hotel operating expenses — Total hotel operating expenses increased by $131.0 million, of which $3.1 million was contributed by the comparable properties and the balance was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $28.7 million, the majority of which was a result of the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $18.5 million due to the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
General and administrative — General and administrative expenses increased by $3.0 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs decreased by $0.9 million as a result of costs incurred in 2018 related to the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the Mergers and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses changed from a $6.8 million gain to a $1.1 million loss due to the business interruption and property damage insurance claims relating to Hurricane Irma at LaPlaya in 2018. In 2019, the Company incurred $0.8 million in hotel management transition expenses.
Interest expense — Interest expense increased by $17.9 million as a result of higher debt balances.
Other — Other income decreased by $23.0 million due to unrealized gain from marketable securities in 2018.
Income tax (expense) benefit — Income tax expense increased by $4.2 million due primarily to an increase in taxable income of our TRSs during the quarter compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018
Revenues — Total hotel revenues increased by $421.7 million, of which $8.0 million was contributed by the comparable properties and $413.7 million was contributed by the non-comparable properties. LaPlaya contributed to the comparable properties increases as it was under renovation for a part of 2018.
Hotel operating expenses — Total hotel operating expenses increased by $253.7 million, of which $7.0 million was contributed by the comparable properties and the balance was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $58.1 million, the majority of which was a result of the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $37.8 million due to the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
General and administrative — General and administrative expenses increased by $9.3 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs increased by $1.2 million as a result of the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the Mergers and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses changed from a $11.0 million gain to a $4.7 million loss due to the $13.1 million gain from insurance settlement of business interruption claim for the Hurricane Irma costs and lost profits at LaPlaya in 2018. In 2019, the Company incurred $4.0 million in hotel management transition expenses.
Interest expense — Interest expense increased by $37.4 million as a result of higher debt balances.
Other — Other income decreased by $25.5 million due to unrealized gain from marketable securities in 2018.
Income tax (expense) benefit — Income tax expense decreased by $0.4 million due primarily to a decrease in taxable income of our TRSs during the six months ended June 30, 2019 compared to the same period in the prior year.
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
Our debt consisted of the following as of June 30, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$—	$170,000
PHL unsecured credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$—	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	200,000	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2020	Floating (3)	December 2020	70,000	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,570,000	1,750,000
Total term loans at stated value			2,245,000	2,425,000
Deferred financing costs, net			(12,747)	(15,716)
Total term loans			$2,232,253	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(484)	(531)
Total senior unsecured notes			$99,516	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	66,987	68,207
Deferred financing costs, net			(30)	(62)
Total mortgage loans			$66,957	$68,145
Total debt			$2,398,726	$2,746,898

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
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of June 30, 2019, we had no outstanding borrowings and $650.0 million borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of June 30, 2019, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the six months ended June 30, 2019. As of June 30, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $194.1 million for the six months ended June 30, 2019. Our cash from operations includes the operating activities of the 60 hotels we owned as of June 30, 2019, offset by corporate expenses and merger-related transaction expenses. Our cash provided by operating activities was $102.5 million for the six months ended June 30, 2018. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of June 30, 2018.
Cash Used in and Provided by Investing Activities. Our cash provided by investing activities was $226.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we invested $75.9 million in improvements to our hotel properties and received $302.3 million from sales of hotel properties. Our cash used in investing activities was $382.2 million for the six months ended June 30, 2018. During the six months ended June 30, 2018, we invested $35.3 million in improvements to our hotel properties and purchased $356.2 million in marketable securities and sold $6.7 million in marketable securities.
Cash Used in and Provided by Financing Activities. Our cash used in financing activities was $457.7 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we borrowed $56.9 million under the revolving credit facilities, repaid $226.9 million under the revolving credit facilities, repaid $181.2 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $101.6 million in distributions and paid $0.9 million in other transactions. For the six months ended June 30, 2018, cash provided by financing activities was $272.7 million. During the six months ended June 30, 2018, we borrowed $465.4 million under the revolving credit facilities, repaid $127.4 million under the revolving credit facilities, repaid $1.2 million of debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $61.1 million in distributions and paid $0.5 million in other transactions.
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
For the six months ended June 30, 2019, we invested $75.9 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $75.0 million to $110.0 million in capital investments for our hotels through the remainder of 2019, including a $21.0 million renovation at Hilton San Diego Resort & Spa which is expected to be completed in the third quarter of 2019.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$68,443	$68,443	$—	$—	$—
Term loans (2)	2,547,396	82,240	784,318	1,569,218	111,620
Unsecured notes (1)	125,508	4,792	9,584	68,174	42,958
Borrowings under credit facilities (3)	—	—	—	—	—
Hotel and ground leases (4)	1,239,196	16,772	33,718	33,930	1,154,776
Capital lease obligation	65,821	1,238	2,579	2,673	59,331
Refundable membership initiation deposits (5)	30,894	258	—	—	30,636
Purchase commitments (6)	12,879	12,879	—	—	—
Corporate office lease	18,988	1,044	3,681	3,874	10,389
Total	$4,109,125	$187,666	$833,880	$1,677,869	$1,409,710
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2019. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements.
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

The Company has interest rate swap agreements with an aggregate notional amount of $1.6 billion to hedge variable interest rates on our unsecured term loans.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three and six months ended June 30, 2019, there was $(21.1) million and $(30.1) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2018, there was $2.0 million and $7.3 million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

As of June 30, 2019, $615.0 million of the Company's aggregate indebtedness (25.6% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	—
May 1, 2019 - May 31, 2019	—	$—	—	—
June 1, 2019 - June 30, 2019	—	$—	—	—
Total	—	$—	—	$56,600,000
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	July 25, 2019	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer