Form 10-Q
period 2019-09-30
Pebblebrook Hotel Trust
filed 2019-10-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1055421
(State of Incorporation or Organization)		(I.R.S. Employer Identification No.)

4747 Bethesda Avenue	1100
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)

(240)	507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	PEB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares	PEB-PC	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares	PEB-PD	New York Stock Exchange
6.375% Series E Cumulative Redeemable Preferred Shares	PEB-PE	New York Stock Exchange
6.30% Series F Cumulative Redeemable Preferred Shares	PEB-PF	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2019
Common shares of beneficial interest ($0.01 par value per share)	130,634,135

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,329,968	$6,534,193
Hotels held for sale	28,851	—
Ground lease asset, net	—	199,745
Cash and cash equivalents	29,758	83,366
Restricted cash	27,048	24,445
Hotel receivables (net of allowance for doubtful accounts of $517 and $526, respectively)	70,990	59,897
Prepaid expenses and other assets	57,998	76,702
Total assets	$6,544,613	$6,978,348
LIABILITIES AND EQUITY
Debt	$2,229,728	$2,746,898
Accounts payable and accrued expenses	537,016	360,279
Deferred revenues	56,995	54,741
Accrued interest	5,674	2,741
Liabilities related to hotels held for sale	298	—
Distribution payable	58,436	43,759
Total liabilities	2,888,147	3,208,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at September 30, 2019 and at December 31, 2018), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,484,956 issued and outstanding at September 30, 2019 and 130,311,289 issued and outstanding at December 31, 2018	1,305	1,303
Additional paid-in capital	4,067,529	4,065,804
Accumulated other comprehensive income (loss)	(36,672)	1,330
Distributions in excess of retained earnings	(386,631)	(308,806)
Total shareholders’ equity	3,645,735	3,759,835
Non-controlling interests	10,731	10,095
Total equity	3,656,466	3,769,930
Total liabilities and equity	$6,544,613	$6,978,348
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues:
Room	$296,622	$146,907	$851,899	$411,396
Food and beverage	90,088	43,141	274,803	136,919
Other operating	36,842	15,432	106,102	44,721
Total revenues	423,552	205,480	1,232,804	593,036
Expenses:
Hotel operating expenses:
Room	71,878	34,675	209,707	99,540
Food and beverage	64,690	30,687	194,981	93,611
Other direct and indirect	110,922	54,301	330,617	160,663
Total hotel operating expenses	247,490	119,663	735,305	353,814
Depreciation and amortization	69,775	24,765	177,376	74,229
Real estate taxes, personal property taxes, property insurance, and ground rent	31,588	11,206	94,009	35,809
General and administrative	8,315	6,663	25,753	14,794
Transaction costs	4,035	3,188	7,576	5,545
(Gain) loss and other operating expenses	1,529	(357)	6,219	(11,376)
Total operating expenses	362,732	165,128	1,046,238	472,815
Operating income (loss)	60,820	40,352	186,566	120,221
Interest expense	(26,465)	(12,647)	(84,512)	(33,274)
Other	7	3,931	23	29,409
Income (loss) before income taxes	34,362	31,636	102,077	116,356
Income tax (expense) benefit	(4,382)	(1,719)	(5,924)	(3,628)
Net income (loss)	29,980	29,917	96,153	112,728
Net income (loss) attributable to non-controlling interests	89	125	254	424
Net income (loss) attributable to the Company	29,891	29,792	95,899	112,304
Distributions to preferred shareholders	(8,139)	(4,023)	(24,417)	(12,070)
Net income (loss) attributable to common shareholders	$21,752	$25,769	$71,482	$100,234
Net income (loss) per share available to common shareholders, basic	$0.17	$0.37	$0.55	$1.45
Net income (loss) per share available to common shareholders, diluted	$0.17	$0.37	$0.55	$1.44
Weighted-average number of common shares, basic	130,484,956	68,912,185	130,467,193	68,900,402
Weighted-average number of common shares, diluted	130,622,130	69,255,858	130,690,342	69,267,098

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Comprehensive Income:
Net income (loss)	$29,980	$29,917	$96,153	$112,728
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(7,874)	829	(38,002)	8,119
Comprehensive income (loss)	22,106	30,746	58,151	120,847
Comprehensive income (loss) attributable to non-controlling interests	66	128	146	452
Comprehensive income (loss) attributable to the Company	$22,040	$30,618	$58,005	$120,395
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Three Months Ended September 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274
Share-based compensation	—	—	—	—	1,857	—	—	1,857	277	2,134
Distribution on common shares/units	—	—	—	—	—	—	(49,768)	(49,768)	(141)	(49,909)
Distribution on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(7,874)	—	(7,874)	—	(7,874)
Net income (loss)	—	—	—	—	—	—	29,891	29,891	89	29,980
Balance at September 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,067,529	$(36,672)	$(386,631)	$3,645,735	$10,731	$3,656,466

	Three Months Ended September 30, 2018
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2018	10,000,000	$100	68,912,185	$689	$1,684,638	$11,527	$(169,600)	1,527,354	$5,280	1,532,634
Issuance of shares, net of offering costs	—	—	—	—	(470)	—	—	(470)	—	(470)
Share-based compensation	—	—	—	—	2,362	—	—	2,362	276	2,638
Distribution on common shares/units	—	—	—	—	—	—	(26,453)	(26,453)	(89)	(26,542)
Distribution on preferred shares	—	—	—	—	—	—	(4,023)	(4,023)	—	(4,023)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	829	—	829	—	829
Net income (loss)	—	—	—	—	—	—	29,792	29,792	125	29,917
Balance at September 30, 2018	10,000,000	$100	68,912,185	$689	$1,686,530	$12,356	$(170,284)	$1,529,391	$5,592	$1,534,983

	Nine Months Ended September 30, 2019

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	5,269	—	—	5,271	829	6,100
Distributions on common shares/units	—	—	—	—	—	—	(149,307)	(149,307)	(447)	(149,754)
Distributions on preferred shares	—	—	—	—	—	—	(24,417)	(24,417)	—	(24,417)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(38,002)	—	(38,002)	—	(38,002)
Net income (loss)	—	—	—	—	—	—	95,899	95,899	254	96,153
Balance at September 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,067,529	$(36,672)	$(386,631)	$3,645,735	$10,731	$3,656,466

	Nine Months Ended September 30, 2018
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of shares, net of offering costs	—	—	—	—	(470)	—	—	(470)	—	(470)
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	3,408	—	—	3,409	828	4,237
Distributions on common shares/units	—	—	—	—	—	—	(78,957)	(78,957)	(269)	(79,226)
Distributions on preferred shares	—	—	—	—	—	—	(12,070)	(12,070)	(16)	(12,086)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	8,119	—	8,119	—	8,119
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	112,304	112,304	424	112,728
Balance at September 30, 2018	10,000,000	$100	68,912,185	$689	$1,686,530	$12,356	$(170,284)	$1,529,391	$5,592	$1,534,983

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$96,153	$112,728
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	177,376	74,229
Share-based compensation	6,100	4,237
(Gain) loss on marketable securities	—	(24,369)
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	13,547	2,889
Non-cash ground rent	4,921	2,027
Other	2,301	1,807
Changes in assets and liabilities:
Hotel receivables	(12,504)	(7,019)
Prepaid expenses and other assets	1,147	(4,582)
Accounts payable and accrued expenses	23,791	10,254
Deferred revenues	3,269	(1,387)
Net cash provided by (used in) operating activities	316,101	170,814
Investing activities:
Improvements and additions to hotel properties	(117,989)	(56,935)
Proceeds from sales of hotel properties	437,871	—
Investment in marketable securities	—	(356,180)
Sale of marketable securities	—	6,658
Payment for merger consideration	—	(112,000)
Purchase of corporate office equipment, software, and furniture	(560)	(34)
Property insurance proceeds	—	5,104
Net cash provided by (used in) investing activities	319,322	(513,387)
Financing activities:
Payment of offering costs — common and preferred shares	(275)	(470)
Payment of deferred financing costs	(318)	(15,724)
Borrowings under revolving credit facilities	211,893	500,181
Repayments under revolving credit facilities	(281,893)	(151,181)
Proceeds from debt	—	100,000
Repayments of debt	(451,831)	(1,764)
Repurchases of common shares	(4,009)	(2,507)
Distributions — common shares/units	(135,054)	(79,403)
Distributions — preferred shares	(24,417)	(12,070)
Proceeds from refundable membership deposits	—	30
Repayments of refundable membership deposits	(524)	(541)
Net cash provided by (used in) financing activities	(686,428)	336,551
Net change in cash and cash equivalents and restricted cash	(51,005)	(6,022)
Cash and cash equivalents and restricted cash, beginning of year	107,811	32,533
Cash and cash equivalents and restricted cash, end of period	$56,806	$26,511
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
As of September 30, 2019, the Company owned 57 hotels with a total of 14,112 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2019, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL") and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, "LHL"), the Company’s taxable REIT subsidiaries ("TRSs"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.
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
Investment in Hotel Properties
Upon acquisition of a hotel property, the Company allocates the purchase price based on the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Hotel acquisitions are generally considered to be asset acquisitions defined by ASU 2017-01 and transaction costs related to asset acquisitions are capitalized. Acquisition costs related to business combinations are expensed as incurred and are included in transaction costs on the consolidated statements of operations and comprehensive income.
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
Recent Accounting Standards
In February 2016, the FASB issued ASU 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019. The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the ground lease and corporate office arrangements for which the Company is the lessee. See Notes 4 and 11 below for additional disclosures of the adoption of this standard.

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
The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 36 hotel properties:

Property		Location	Ownership Interest	Guest Rooms
Villa Florence San Francisco on Union Square		San Francisco, CA	100%	189
Hotel Vitale		San Francisco, CA	100%	200
The Marker San Francisco		San Francisco, CA	100%	208
Hotel Spero		San Francisco, CA	100%	236
Chaminade Resort & Spa		Santa Cruz, CA	100%	156
Harbor Court Hotel San Francisco		San Francisco, CA	100%	131
Viceroy Santa Monica Hotel		Santa Monica, CA	100%	162
Le Parc Suite Hotel		West Hollywood, CA	100%	154
Montrose West Hollywood		West Hollywood, CA	100%	133
Chamberlain West Hollywood Hotel		West Hollywood, CA	100%	115
Grafton on Sunset		West Hollywood, CA	100%	108
The Westin Copley Place, Boston		Boston, MA	100%	803
The Liberty, A Luxury Collection Hotel, Boston		Boston, MA	99.99%	298
Hyatt Regency Boston Harbor		Boston, MA	100%	270
Sofitel Washington DC Lafayette Square		Washington, DC	100%	237
George Hotel		Washington, DC	100%	139
Mason & Rook Hotel		Washington, DC	100%	178
Donovan Hotel		Washington, DC	100%	193
Topaz Hotel	(7)	Washington, DC	100%	99
Paradise Point Resort & Spa		San Diego, CA	100%	462
Hilton San Diego Gaslamp Quarter		San Diego, CA	100%	286
Solamar Hotel		San Diego, CA	100%	235
L'Auberge Del Mar		Del Mar, CA	100%	121
Hilton San Diego Resort & Spa		San Diego, CA	100%	357
The Heathman Hotel		Portland, OR	100%	151
Southernmost Beach Resort		Key West, FL	100%	262
The Marker Key West		Key West, FL	100%	96
The Roger New York		New York, NY	100%	194
Hotel Chicago Downtown, Autograph Collection		Chicago, IL	100%	354
The Westin Michigan Avenue Chicago		Chicago, IL	100%	752
Hotel Palomar Washington DC	(1)	Washington, DC	100%	335
The Liaison Capitol Hill	(2)	Washington, DC	100%	343
Onyx Hotel	(3)	Boston, MA	100%	112
Hotel Amarano Burbank	(4)	Burbank, CA	100%	132
Rouge Hotel	(5)	Washington, DC	100%	137
Hotel Madera	(6)	Washington, DC	100%	82
				8,420

(1) In February 2019, the Company sold this hotel property for $141.5 million.
(2) In February 2019, the Company sold this hotel property for $111.0 million.
(3) In May 2019, the Company sold this hotel property for $58.3 million.
(4) In July 2019, the Company sold this hotel property for $72.9 million.
(5) In September 2019, the Company sold this hotel property for $42.0 million.
(6) In September 2019, the Company sold this hotel property for $23.3 million.
(7) As of September 30, 2019, this hotel property was classified as held for sale.

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
During the quarter ended September 30, 2019, the Company recorded an adjustment to decrease the preliminary fair value of investment in hotel properties by $36.0 million, decrease intangible assets by $6.5 million and decrease accounts payable and accrued expenses by $42.5 million. The decrease in investment in hotel properties consisted of increasing allocation to land of $90.8 million, decreasing building by $189.8 million, increasing furniture, fixtures and equipment by $85.5 million and decreasing capital lease assets by $22.5 million. The changes were a result of additional accounting information identified by management. Additionally, based on additional information obtained by management, the Company re-evaluated and reduced the estimated useful lives of certain furniture, fixtures and equipment. As a result of the change in allocation and useful lives, additional depreciation expense of $12.0 million would have been recognized from the date of acquisition (November 30, 2018) to June 30, 2019. The Company believes that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed but the Company is waiting for additional information necessary to finalize certain assumptions used in valuing the assumed ground and capital leases. The Company expects to complete the purchase accounting during the fourth quarter of 2019.
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

For the hotel properties acquired during the Mergers, total revenues of $221.6 million and $641.6 million and operating income of $92.4 million and $261.8 million for the three and nine months ended September 30, 2019, respectively, are included in the accompanying consolidated statements of operations and comprehensive income.
There were no acquisitions of hotel properties during the nine months ended September 30, 2019. For the three months ended September 30, 2019, the Company incurred $0.3 million in transaction costs and $3.7 million in integration costs in connection with the Mergers. For the nine months ended September 30, 2019, the Company incurred $0.6 million in transaction costs and $6.8 million in integration costs in connection with the Mergers. The transaction costs are primarily related to transfer taxes, financial advisory fees, loan commitment fees, legal, and other professional service fees in connection with the Mergers. The integration costs are primarily related to professional fees and employee-related costs. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.
The following unaudited condensed pro forma financial information presents the results of operations as if the Mergers, excluding all dispositions after the Mergers, had taken place on January 1, 2017. The unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming the Mergers had taken place on January 1, 2017, nor is it indicative of the results of operations for future periods. The unaudited condensed pro forma financial information is as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

	(unaudited)
Total revenues	$423,552	$452,837	$1,232,804	$1,276,481
Operating income (loss)	$60,820	$87,367	$186,566	$220,538
Net income (loss) attributable to common shareholders	$21,752	$43,221	$71,482	$98,471
Net income (loss) per share available to common shareholders — basic	$0.17	$0.33	$0.55	$0.75
Net income (loss) per share available to common shareholders — diluted	$0.17	$0.33	$0.55	$0.75

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
On February 22, 2019, the Company sold Hotel Palomar Washington DC for $141.5 million and recognized no gain or loss on the disposition.
On May 29, 2019, the Company sold Onyx Hotel for $58.3 million and recognized no gain or loss on the disposition.
On July 16, 2019, the Company sold Hotel Amarano Burbank for $72.9 million and recognized no gain or loss on the disposition.
On September 12, 2019, the Company sold Rouge Hotel for $42.0 million and recognized no gain or loss on the disposition.
On September 26, 2019, the Company sold Hotel Madera for $23.3 million and recognized no gain or loss on the disposition.
For the three and nine months ended September 30, 2019, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $0.7 million and $7.5 million, respectively, related to the hotel properties sold. For the three and nine months ended September 30, 2018, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $1.5 million and $3.8 million, respectively, related to the hotel properties sold.
As of September 30, 2019, the Company had entered into an agreement to sell the Topaz Hotel for $33.0 million. This hotel was designated as held for sale as it met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. The Company expects the sale of Topaz Hotel to be completed during the fourth quarter of 2019, subject to customary closing conditions, although no assurances can be given that the sale will be completed on these terms, or if at all.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land	$1,046,510	$1,056,862
Buildings and improvements	5,021,865	5,440,513
Furniture, fixtures and equipment	540,848	462,620
Right-of-use asset, operating leases	342,576	—
Capital lease asset	65,382	91,985
Construction in progress	20,154	25,643
Investment in hotel properties	$7,037,335	$7,077,623
Less: Accumulated depreciation	(707,367)	(543,430)
Investment in hotel properties, net	$6,329,968	$6,534,193

On January 1, 2019, the Company adopted ASU 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2019, the Company's right-of-use assets of $342.6 million, which included favorable and unfavorable intangibles, are included in the investment in hotel properties and its related lease liabilities of $256.2 million are presented in accounts payable and accrued expenses in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.

During the quarter ended September 30, 2019, the Company recorded adjustments to the preliminary fair value of investment in hotel properties related to its acquisition of the LaSalle hotel portfolio. See Note 3, "Business Combination and Acquisition and Disposition of Hotel Properties, above.

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

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of June 30, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized gains of zero and $13.1 million for the three and nine months ended September 30, 2018, respectively.

Note 5. Debt
The Company's debt consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$100,000	$170,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$100,000	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	—	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2020	Floating (3)	December 2020	—	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,750,000
Total term loans at stated value			1,975,000	2,425,000
Deferred financing costs, net			(11,172)	(15,716)
Total term loans			$1,963,828	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(460)	(531)
Total senior unsecured notes			$99,540	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	66,376	68,207
Deferred financing costs, net			(16)	(62)
Total mortgage loans			$66,360	$68,145
Total debt			$2,229,728	$2,746,898

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

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of September 30, 2019, the Company had $100.0 million of outstanding borrowings and $550.0 million borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of September 30, 2019, the Company had no borrowings under the PHL Credit Facility and had $10.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $2.3 million and zero were outstanding as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the Company was in compliance with the debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. During the nine months ended September 30, 2019, the Company repaid $450.0 million of term loans, consisting of the full repayment of the $200.0 million of the Company's third term loan and $250.0 million of the tranche maturing in 2020 of the Company's sixth term loan. As of September 30, 2019, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2019, the Company was in compliance with all such debt covenants.
Mortgage Debt
The Company’s sole mortgage loan is secured by a first mortgage lien on the underlying hotel property. The mortgage is non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds. The Company intends to refinance or repay with borrowings under its senior unsecured revolving credit facility the mortgage loan on the The Westin San Diego Gaslamp Quarter at or prior to the mortgage loan's maturity date.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Unsecured revolving credit facilities	$903	$3,722	$2,927	$7,582
Unsecured term loan facilities	19,319	6,203	62,534	17,539
Senior unsecured notes	1,198	1,198	3,594	3,488
Mortgage debt	628	650	1,880	1,947
Amortization of deferred financing fees	2,002	548	5,903	1,590
Other	2,415	326	7,674	1,128
Total interest expense	$26,465	$12,647	$84,512	$33,274

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of September 30, 2019 and December 31, 2018 was $169.0 million and $164.3 million, respectively.
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

The Company's interest rate swaps at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	September 30, 2019	December 31, 2018
Swap - cash flow	1.57%	(1)	May 2019	$—	$100,000
Swap - cash flow	1.57%	(1)	May 2019	—	62,500
Swap - cash flow	1.57%	(1)	May 2019	—	15,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	2.12%	(4)	December 2020	100,000	—
Swap - cash flow	2.12%	(4)	December 2020	100,000	—
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	2.60%	(2)	October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	50,000	50,000
Swap - cash flow	2.60%	(3)	January 2024	25,000	25,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	2.60%	(3)	January 2024	75,000	75,000
Swap - cash flow	1.99%	(4)	November 2023	85,000	—
Swap - cash flow	1.99%	(4)	November 2023	85,000	—
Swap - cash flow	1.99%	(4)	November 2023	50,000	—
Swap - cash flow	1.99%	(4)	November 2023	30,000	—
Swap - cash flow	1.43%	(5)	February 2026	150,000	—
Swap - cash flow	1.44%	(5)	February 2026	50,000	—
Swap - cash flow	1.44%	(5)	February 2026	50,000	—
Swap - cash flow	1.44%	(5)	February 2026	40,000	—

________________________
(1) Swaps assumed in connection with the LaSalle merger on November 30, 2018.
(2) Swaps became effective January 2019.
(3) Swaps will become effective January 2020.
(4) Swaps became effective June 2019.
(5) Swaps will become effective February 2021.
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
As of September 30, 2019, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $0.7 million and $28.4 million, respectively, in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2019, there was $(7.9) million and $(38.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2018, there was $0.8 million and $8.1 million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2019, the Company reclassified $(1.6) million and $(6.4) million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and nine months ended September 30, 2018, the Company reclassified $(0.5) million and $(0.3) million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $10.4 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
San Francisco, CA	$80,828	$53,734	$243,924	$146,467
Boston, MA	75,491	21,522	204,865	55,610
San Diego, CA	71,572	18,010	191,711	52,134
Los Angeles, CA	53,249	32,759	155,295	95,224
Other (1)	31,367	25,250	94,704	79,690
Washington DC	24,779	5,564	88,535	19,072
Southern FL	18,222	8,558	87,253	44,325
Portland, OR	33,367	29,881	80,655	74,787
Chicago, IL	25,099	—	61,522	—
Seattle, WA	9,578	10,202	24,340	25,727
	$423,552	$205,480	$1,232,804	$593,036
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the nine months ended September 30, 2019, the Company had no repurchases under this program and as of September 30, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2019	March 29, 2019	April 15, 2019
$0.38	June 30, 2019	June 28, 2019	July 15, 2019
$0.38	September 30, 2019	September 30, 2019	October 15, 2019

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
The following Preferred Shares were outstanding as of September 30, 2019 and December 31, 2018:

Security Type	As of September 30, 2019	As of December 31, 2018
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2019:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2019	March 29, 2019	April 15, 2019
6.50% Series C	$0.41	June 30, 2019	June 28, 2019	July 15, 2019
6.50% Series C	$0.41	September 30, 2019	September 30, 2019	October 15, 2019
6.375% Series D	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series D	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series D	$0.40	September 30, 2019	September 30, 2019	October 15, 2019
6.375% Series E	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series E	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series E	$0.40	September 30, 2019	September 30, 2019	October 15, 2019
6.30% Series F	$0.39	March 31, 2019	March 29, 2019	April 15, 2019
6.30% Series F	$0.39	June 30, 2019	June 28, 2019	July 15, 2019
6.30% Series F	$0.39	September 30, 2019	September 30, 2019	October 15, 2019

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
As of September 30, 2019 and December 31, 2018, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at September 30, 2019, 190,975 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle OP. As of September 30, 2019 and December 31, 2018, the Operating Partnership had 133,605 and 133,605 OP units held by third parties, respectively, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2019, there were 1,035,985 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2018	127,732	$32.22
Granted	88,355	$32.64
Vested	(66,276)	$30.20
Forfeited	(707)	$32.70
Unvested at September 30, 2019	149,104	$33.37

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the three and nine months ended September 30, 2019, the Company recognized approximately $0.6 million and $1.7 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2018, the Company recognized approximately $0.5 million and $1.5 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of September 30, 2019, there was $3.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.9 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of September 30, 2019, there was approximately $5.6 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the three and nine months ended September 30, 2019, the Company recognized $1.2 million and $3.5 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2018, the Company recognized $1.8 million and $1.9 million, respectively, in expense related to these awards.
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
As of September 30, 2019, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2019, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of September 30, 2019, of the 236,351 units outstanding, 190,975 LTIP units have vested.
For the three and nine months ended September 30, 2019, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these LTIP units. For the three and nine months ended September 30, 2018, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these LTIP units. As of September 30, 2019, there was $0.2 million of total unrecognized share-based compensation expense related to LTIP units. This unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 0.2 years. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
The Company's TRSs, PHL and LHL, are subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its TRSs' income tax expense (benefit) for the nine months ended September 30, 2019 using an estimated combined federal and state statutory tax rate of 30.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2019 and December 31, 2018, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2014.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$21,752	$25,769	$71,482	$100,234
Less: dividends paid on unvested share-based compensation	(74)	(83)	(220)	(249)
Undistributed earnings attributable to share-based compensation	—	—	—	(67)
Net income (loss) available to common shareholders	$21,678	$25,686	$71,262	$99,918
Denominator:
Weighted-average number of common shares — basic	130,484,956	68,912,185	130,467,193	68,900,402
Effect of dilutive share-based compensation	137,174	343,673	223,149	366,696
Weighted-average number of common shares — diluted	130,622,130	69,255,858	130,690,342	69,267,098

Net income (loss) per share available to common shareholders — basic	$0.17	$0.37	$0.55	$1.45
Net income (loss) per share available to common shareholders — diluted	$0.17	$0.37	$0.55	$1.44

For the three and nine months ended September 30, 2019, 128,563 and 37,137, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. There were zero and 4,212 unvested service condition restricted shares and performance-based equity awards excluded from diluted weighted-average common shares for the three and nine months ended September 30, 2018, respectively, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. Combined base and incentive management fees were $10.5 million and $33.3 million for the three and nine months ended September 30, 2019, respectively, and $6.0 million and $17.4 million for the three and nine months ended September 30, 2018, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2019 and December 31, 2018, the Company had $27.0 million and $24.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of September 30, 2019, the following hotels were subject to leases as follows:

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense was $8.9 million and $24.3 million for the three and nine months ended September 30, 2019, respectively, and $3.6 million and $10.1 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, fixed ground rent expense was $4.3 million and $12.8 million, respectively, and variable ground rent expense was $4.6 million and $11.5 million, respectively. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income.

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.

Maturity of lease liabilities for the Company's operating leases is as follows (in thousands):

Year ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$4,297
2020	17,924
2021	18,608
2022	18,921
2023	18,107
Thereafter	1,168,805
Total lease payments	$1,246,662
Less: Imputed interest	(990,495)
Present value of lease liabilities	$256,167

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excludes percentage rent and CPI adjustments, prior to adoption of ASC 842 is as follows as of December 31, 2018 (in thousands):

Year ending December 31,
2019	$18,882
2020	19,091
2021	19,223
2022	19,325
2023	19,429
Thereafter	1,219,303
Total	$1,315,253

Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2019	2018

	(in thousands)
Interest paid, net of capitalized interest	$69,680	$29,389
Income taxes paid	$2,569	$2,288
Non-Cash Investing and Financing Activities (1):
Distributions payable on common shares/units	$50,878	$28,205
Distributions payable on preferred shares	$7,558	$3,442
Issuance of common shares for Board of Trustees compensation	$740	$662
Accrued additions and improvements to hotel properties	$6,754	$593
Right of use assets obtained in exchange for lease liabilities	$257,167	$—
Purchase of ground lease	$16,604	$—
Write-off of deferred financing costs	$2,697	$—

(1) Refer to Note 3, Merger with LaSalle Hotel Properties, for information related to the non-cash investing and financing activities related to the acquisition of LaSalle.

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions or dispositions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018.
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
Overview

On November 30, 2018, we completed our merger with LaSalle Hotel Properties. The combined company, headquartered in Bethesda, Maryland, continues to be led by the senior management team leading us immediately prior to the merger. As of September 30, 2019, the Company owned 57 hotels with a total of 14,112 guest rooms.

During the third quarter, our overall performance versus our expectations was impacted by weaker performance in San Diego, Los Angeles, San Francisco and Washington, D.C. We also lost business at our hotels and resorts located in South Florida, due to the threat of Hurricane Dorian in early September. Despite the moderating demand growth environment, our teams continue to limit expense growth and find creative and sustainable ways to increase efficiencies and productivity and take advantage of our larger scale through executing on new portfolio-wide initiatives. We expect to steadily execute on our portfolio-wide initiatives program to generate additional expense savings and operating synergies and create long-term value.

During the nine months ended September 30, 2019, we had the following transactions:

•	On February 14, 2019, we sold The Liaison Capitol Hill for $111.0 million.

•	On February 22, 2019, we sold Hotel Palomar Washington DC for $141.5 million.

•	On May 29, 2019, we sold Onyx Hotel for $58.3 million.

•	On July 16, 2019, we sold Hotel Amarano Burbank for $72.9 million.

•	On September 12, 2019, we sold Rouge Hotel for $42.0 million.

•	On September 26, 2019, we sold Hotel Madera for $23.3 million.

•	We repaid $450.0 million of our term loans, consisting of the full repayment of the $200.0 million of term loan three and $250.0 million of the tranche maturing in 2020 of the sixth term loan.

•	We acquired the ground lease underlying the land of the Solamar Hotel.

•
As of September 30, 2019, we entered into an agreement to sell Topaz Hotel for $33.0 million, which we expect to close during the fourth quarter of 2019 but can give no assurances that such closing will occur.

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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2019 and 2018.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Same-Property Occupancy	87.2%	88.6%	83.1%	83.9%
Same-Property ADR	$259.96	$261.57	$258.95	$254.09
Same-Property RevPAR	$226.67	$231.73	$215.28	$213.29
Same-Property Total RevPAR	$323.82	$327.07	$311.83	$306.86

This schedule of hotel results for the three months ended September 30 includes information from all of the hotels we owned as of September 30, 2019. This schedule of hotel results for the nine months ended September 30 includes information from all of the hotels we owned as of September 30, 2019 and excludes Onyx Hotel for the second and third quarters of both 2019 and 2018 due to its sale in the second quarter of 2019 as well as Hotel Amarano Burbank, Rouge Hotel and Hotel Madera for the third quarter in both 2019 and 2018 due to their sales in the third quarter of 2019. These hotel results for the respective periods may include information reflecting operational performance prior to the Company's ownership of the hotels.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$29,980	$29,917	$96,153	$112,728
Adjustments:
Depreciation and amortization	69,712	24,713	177,195	74,072
FFO	$99,692	$54,630	$273,348	$186,800
Distribution to preferred shareholders	(8,139)	(4,023)	(24,417)	(12,070)
FFO available to common share and unit holders	$91,553	$50,607	$248,931	$174,730
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income (loss)	$29,980	$29,917	$96,153	$112,728
Adjustments:
Interest expense	26,465	12,647	84,512	33,274
Income tax expense (benefit)	4,382	1,719	5,924	3,628
Depreciation and amortization	69,775	24,765	177,376	74,229
EBITDA and EBITDAre	$130,602	$69,048	$363,965	$223,859
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
Results of Operations
At September 30, 2019 and 2018, we had 57 and 28, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2019 and 2018. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the three months ended September 30, 2019 and 2018	Non-comparable property for the nine months ended September 30, 2019 and 2018
LaSalle portfolio	(1)	Various	November 30, 2018	X	X
The Grand Hotel Minneapolis		Minneapolis, MN	December 4, 2018	X	X
The Liaison Capitol Hill		Washington, DC	February 14, 2019	X	X
Hotel Palomar Washington DC		Washington, DC	February 22, 2019	X	X
Onyx Hotel		Boston, MA	May 29, 2019	X	X
Hotel Amarano Burbank		Burbank, CA	July 16, 2019	X	X
Rouge Hotel		Washington, DC	September 12, 2019	X	X
Hotel Madera		Washington, DC	September 26, 2019	X	X
(1) As a result of our merger with LaSalle, we acquired a portfolio of 36 properties. We subsequently sold The Liaison Capitol Hill on February 14, 2019, Hotel Palomar Washington DC on February 22, 2019, Onyx Hotel on May 29, 2019, Hotel Amarano Burbank on July 16, 2019, Rouge Hotel on September 12, 2019 and Hotel Madera on September 26, 2019.
Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018
Revenues — Total hotel revenues increased by $218.1 million, all of which was contributed by the non-comparable properties.
Hotel operating expenses — Total hotel operating expenses increased by $127.8 million, of which $0.8 million was contributed by the comparable properties and the balance was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $45.0 million, the majority of which was a result of the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $20.4 million due to the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
General and administrative — General and administrative expenses increased by $1.7 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs increased by $0.8 million as a result of integration costs incurred in 2019 related to the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the merger with LaSalle and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses changed from a $0.4 million gain to a $1.5 million loss due to the business interruption and property damage insurance claims relating to Hurricane Irma at LaPlaya in 2018. In 2019, the Company incurred $0.8 million in hotel management transition expenses.
Interest expense — Interest expense increased by $13.8 million as a result of higher debt balances.
Other — Other income decreased by $3.9 million due to unrealized gain from marketable securities in 2018.

Income tax (expense) benefit — Income tax expense increased by $2.7 million due primarily to an increase in taxable income of our TRSs during the quarter compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.
Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018
Revenues — Total hotel revenues increased by $639.8 million, of which $8.1 million was contributed by the comparable properties and $631.7 million was contributed by the non-comparable properties. LaPlaya contributed to the comparable properties increases as it was under renovation for a part of 2018.
Hotel operating expenses — Total hotel operating expenses increased by $381.5 million, of which $7.8 million was contributed by the comparable properties and the balance was contributed by the non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $103.1 million, the majority of which was a result of the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $58.2 million due to the acquisition of the LaSalle portfolio as part of the merger with LaSalle.
General and administrative — General and administrative expenses increased by $11.0 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs increased by $2.0 million as a result of the merger with LaSalle. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the merger with LaSalle and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses changed from a $11.4 million gain to a $6.2 million loss due to the $13.1 million gain from insurance settlement of business interruption claim for the Hurricane Irma costs and lost profits at LaPlaya in 2018. In 2019, the Company incurred $4.8 million in hotel management transition expenses.
Interest expense — Interest expense increased by $51.2 million as a result of higher debt balances.
Other — Other income decreased by $29.4 million due to unrealized gain from marketable securities in 2018.
Income tax (expense) benefit — Income tax expense increased by $2.3 million due primarily to an increase in taxable income of our TRSs during the nine months ended September 30, 2019 compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Our debt consisted of the following as of September 30, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$100,000	$170,000
PHL unsecured credit facility	Floating(2)	January 2022	—	—
Total revolving credit facilities			$100,000	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	—	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2020	Floating (3)	December 2020	—	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,750,000
Total term loans at stated value			1,975,000	2,425,000
Deferred financing costs, net			(11,172)	(15,716)
Total term loans			$1,963,828	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(460)	(531)
Total senior unsecured notes			$99,540	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	66,376	68,207
Deferred financing costs, net			(16)	(62)
Total mortgage loans			$66,360	$68,145
Total debt			$2,229,728	$2,746,898
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
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of September 30, 2019, we had $100.0 million of outstanding borrowings and $550.0 million borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $10.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of September 30, 2019, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the nine months ended September 30, 2019. As of September 30, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $316.1 million for the nine months ended September 30, 2019. Our cash from operations includes the operating activities of the 57 hotels we owned as of September 30, 2019, offset by corporate expenses and merger-related transaction expenses. Our cash provided by operating activities was $170.8 million for the nine months ended September 30, 2018. Our cash from operations includes the operating activities of the 28 hotels we wholly owned as of September 30, 2018.
Cash Provided by and Used In Investing Activities. Our cash provided by investing activities was $319.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we invested $118.0 million in improvements to our hotel properties and received $437.9 million from sales of hotel properties. Our cash used in investing activities was $513.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, we invested $56.9 million in improvements to our hotel properties, purchased $356.2 million in marketable securities, sold $6.7 million in marketable securities, paid the $112.0 million termination fee on LaSalle's behalf related to their previous merger agreement and received $5.1 million in property insurance proceeds.

Cash Provided by and Used In Financing Activities. Our cash used in financing activities was $686.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we borrowed $211.9 million under the revolving credit facilities, repaid $281.9 million under the revolving credit facilities, repaid $451.8 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $159.5 million in distributions and paid $1.1 million in other transactions. For the nine months ended September 30, 2018, cash provided by financing activities was $336.6 million. During the nine months ended September 30, 2018, we borrowed $500.2 million under the revolving credit facilities, repaid $151.2 million under the revolving credit facilities, borrowed $100.0 million under our fifth term loan, repaid $1.8 million of debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $91.5 million in distributions and paid $15.7 million in financing costs.
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
For the nine months ended September 30, 2019, we invested $118.0 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $45.0 million to $65.0 million in capital investments for our hotels through the remainder of 2019, including a $16.0 million renovation at The Westin San Diego Gaslamp Quarter and a $16.0 million renovation at Embassy Suites San Diego Bay - Downtown, both of which are expected to be completed in the first quarter of 2020. We will also commence a $25.0 million renovation at Donovan Hotel upon its closure in November 2019. This renovation is expected to be completed during the second quarter of 2020 at which time the hotel will be relaunched with our "Unofficial Z Collection" proprietary brand.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)	$67,202	$67,202	$—	$—	$—
Term loans (2)	2,228,542	69,677	497,391	1,551,101	110,373
Unsecured notes (1)	125,508	4,792	9,584	68,174	42,958
Borrowings under credit facilities (3)	108,481	3,704	104,777	—	—
Hotel and ground leases (4)	1,235,016	16,793	33,744	33,957	1,150,522
Capital lease obligation	65,511	1,243	2,596	2,683	58,989
Refundable membership initiation deposits (5)	30,765	243	—	—	30,522
Purchase commitments (6)	14,786	14,786	—	—	—
Corporate office lease	17,145	1,239	4,089	2,481	9,336
Total	$3,892,956	$179,679	$652,181	$1,658,396	$1,402,700
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2019. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet arrangements.
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
The Company has interest rate swap agreements with an aggregate notional amount of $2.2 billion to hedge variable interest rates on our unsecured term loans.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three and nine months ended September 30, 2019, there was $(7.9) million and $(38.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2018, there was $0.8 million and $8.1 million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

As of September 30, 2019, $445.0 million of the Company's aggregate indebtedness (20.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.4 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	—	$—	—	—
September 1, 2019 - September 30, 2019	—	$—	—	—
Total	—	$—	—	$56,600,000
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

PEBBLEBROOK HOTEL TRUST

Date:	October 24, 2019	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer