Form 10-K
period 2019-12-31
Pebblebrook Hotel Trust
filed 2020-02-20
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1055421
(State of Incorporation or Organization)		(I.R.S. Employer Identification No.)

4747 Bethesda Avenue,	Suite 1100
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)

(240)	507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share	PEB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares	PEB-PC	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares	PEB-PD	New York Stock Exchange
6.375% Series E Cumulative Redeemable Preferred Shares	PEB-PE	New York Stock Exchange
6.30% Series F Cumulative Redeemable Preferred Shares	PEB-PF	New York Stock Exchange

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
☐  Yes    ☑  No
The aggregate market value of the 129,144,513 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $3.6 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2019.
The number of common shares of beneficial interest outstanding as of February 14, 2020 was 130,958,991.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2020) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

•
risks associated with the U.S. and global economies, the cyclical nature of hotel properties, and the real estate industry, including environmental contamination and costs of complying with new or existing laws, including the Americans with Disabilities Act and similar laws;

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

PART I
Item 1. Business.

General

Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2019, the Company owned 56 hotels with a total of 14,013 guest rooms.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2019, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to our taxable REIT subsidiary ("TRS") lessees, including subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major U.S. cities, including Atlanta, Boston, Chicago, Key West, Los Angeles, Miami, Nashville, Naples, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.

We perform and utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:

•	premier locations, facilities and other competitive advantages that are not easily replicated;

•	barriers-to-entry in the market, such as scarcity of development sites, regulatory hurdles, high per-room development costs and long lead times for new development;

•	acquisition prices at a discount to replacement cost;

•	properties not subject to long-term management contracts with hotel management companies;

•	potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;

•	opportunities to implement value-added operational improvements; and

•	strong demand growth characteristics supported by favorable demographic indicators.

We believe that upper-upscale, full-service hotels and resorts and upscale, select-service hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate the most favorable returns on investment in the lodging industry over the long-term. However, short-term increases in supply above historical averages in certain markets may temporarily affect these long-term favorable returns. Nationally, new hotel supply growth has increased from its historically low levels and is generally in-line with demand growth. Industry occupancy levels are expected to remain flat over the near term. Supply growth has increased in certain of our markets which has limited our hotels' ability to increase room rates. Despite uncertainty related to international trade wars, international travel restrictions and political factors, economic fundamentals are stable and employment levels remain strong. We believe that portfolio diversification will allow us to benefit from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand, as well as mitigate the negative impact from increases in hotel room supply.

We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing our return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be used to repay debt or invested in other hotel properties that offer more attractive risk-adjusted returns.

We may engage in full or partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. We also may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding rooms, meeting facilities or other amenities.

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

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we currently distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying that we must distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) each year. We will be subject to federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.
For us to qualify as a REIT under the Code, we cannot operate the hotels we own and acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage third-party eligible independent contractors to manage our hotels. The earnings of TRS lessees are subject to taxation like other regular C corporations.

Joint Venture

We hold a 99.99% controlling interest in The Liberty, A Luxury Collection Hotel, Boston. Since we hold a controlling interest, the joint venture has been consolidated in our financial statements. The 0.01% interest of the third-party partner is included in non-controlling interests in the consolidated balance sheets.

Employees
We currently employ 58 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.

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
In order to avoid any actual or perceived conflicts of interest with our trustees, officers or employees, we have adopted a conflicts of interest policy to specifically address some of the potential conflicts relating to our activities. Although under this policy any transaction, agreement or relationship in which any of our trustees, officers or employees has an interest must have the approval of a majority of our disinterested trustees, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us.
Risks Related to Debt and Financing
Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our shareholders.
The credit agreements that govern our existing senior unsecured revolving credit facilities and unsecured term loan facilities contain financial and operating covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our stockholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. In addition, property-level debt we enter into in the future may contain restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our financial covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. Such failures could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
Mortgage loan agreements we may enter into in the future may contain “cash trap” provisions that could limit our ability to make distributions to our shareholders.
Mortgage loan agreements that we may enter into in the future may contain cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders.
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
If we default on our secured debt, the lenders may foreclose on our hotels.
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

As of December 31, 2019, all of the debt outstanding under our unsecured term loans and our senior unsecured revolving credit facilities was indexed to LIBOR. In July 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. We cannot predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute, the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Risks Related to the Lodging Industry
Economic conditions may reduce demand for hotel properties and adversely affect hotel profitability.
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. GDP. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns (such as governmental restrictions on in-bound international travel), lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. Another domestic or global economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
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
Our hotel properties have different economic characteristics than many other real estate assets and a hotel REIT is structured differently than many other types of REITs. Our TRS lessees engage hotel managers pursuant to management contracts and pay the managers fees for managing the hotels. The TRS lessees receive all the operating profit or losses of the hotels. Moreover, virtually all hotel guests stay at a hotel for only a few nights at a time, so the rate and occupancy at each of our hotels change daily. As a result, we may have highly volatile earnings.
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

•
unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns and restrictions as a result of pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Zika virus, SARS, MERS, and COVID-19 (coronavirus), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;

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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2019, 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”), 5,000,000 shares of our 6.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”) 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”) and 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $510.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $32.6 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series C Preferred Shares, the Series D Preferred Shares, the Series E Preferred Shares and the Series F Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE American LLC or NASDAQ or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American LLC or NASDAQ, holders of Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series F Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series C Preferred Shares will be limited to a maximum number of our common shares equal to 2.0325 multiplied by the number of Series C Preferred Shares converted, holders of Series D Preferred Shares will be limited to a maximum number of our common shares equal to 1.9794 multiplied by the number of Series D Preferred Shares converted, holders of Series E Preferred Shares will be limited to a maximum number of our common shares equal to 1.9372 multiplied by the number of Series E Preferred Shares converted and holders of Series F Preferred Shares will be limited to a maximum number of our common shares equal to 2.0649 multiplied by the number of Series F Preferred Shares converted. In addition, those features of the Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares and Series F Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares or Series F Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially applicable with retroactive effect, could make it more difficult or impossible for us to maintain our qualification as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates, and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our shares. If, for any reason, we ceased to qualify as a REIT and we were not entitled to relief under certain Code provisions, we would be unable to elect REIT status for the four taxable years following the year during which we ceased to so qualify which would negatively impact the value of our shares.
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
Our Operating Partnership owns 100% of the common shares of our subsidiary REITs that have elected to be taxed as REITs under the U.S. federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If either of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to maintain their qualifications as REITs, such subsidiary REITs would be subject to federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
Our declaration of trust, with certain exceptions, authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of trustees, our declaration of trust prohibits any person from beneficially or constructively owning more than 9.8 percent (measured by value or number of shares, whichever is more restrictive) of any class or series of our shares. Our board of trustees may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of 9.8 percent of the value of our outstanding shares would result in the termination of REIT status. These restrictions on transferability and ownership will not apply, however, if our board of trustees determines that it is no longer in our best interest to continue to qualify as a REIT.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We cannot predict the long-term effect of any recent changes or any future law changes on REITs and their shareholders. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.

We lease our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814. We lease office space that was formerly used as our headquarters at 7315 Wisconsin Avenue, 1100 West, Bethesda, Maryland 20814 and 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814.

At December 31, 2019, we owned 56 hotels with a total of 14,013 guest rooms.

The following table sets forth certain information about the hotels we owned as of December 31, 2019, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115

5.	Grafton on Sunset		November 30, 2018	West Hollywood, CA	108
6.	Le Parc Suite Hotel		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
8.	Montrose West Hollywood		November 30, 2018	West Hollywood, CA	133
9.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	162
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
15.	Solamar Hotel		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
18.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
19.	Hotel Spero		November 30, 2018	San Francisco, CA	236
20.	Hotel Vitale	(1)	November 30, 2018	San Francisco, CA	200
21.	Hotel Zelos San Francisco	(2)	October 25, 2012	San Francisco, CA	202
22.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
23.	Hotel Zeppelin San Francisco	(2)	May 22, 2014	San Francisco, CA	196
24.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
25.	Hotel Zoe Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
26.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
27.	The Marker San Francisco		November 30, 2018	San Francisco, CA	208
28.	Villa Florence San Francisco on Union Square		November 30, 2018	San Francisco, CA	189
29.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
30.	Donovan Hotel	(4)	November 30, 2018	Washington, DC	193
31.	George Hotel		November 30, 2018	Washington, DC	139
32.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
33.	Mason & Rook Hotel		November 30, 2018	Washington, DC	178
34.	Sofitel Washington DC Lafayette Square		November 30, 2018	Washington, DC	237
35.	Southernmost Beach Resort	(3)	November 30, 2018	Key West, FL	262
36.	The Marker Key West		November 30, 2018	Key West, FL	96
37.	Hotel Colonnade Coral Gables, Autograph Collection		November 12, 2014	Miami, FL	157
38.	LaPlaya Beach Resort and Club		May 21, 2015	Naples, FL	189
39.	InterContinental Buckhead Atlanta		July 1, 2010	Buckhead, GA	422
40.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
41.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
42.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
43.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
44.	The Liberty, A Luxury Collection Hotel, Boston	(1) (5)	November 30, 2018	Boston, MA	298
45.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
46.	W Boston		June 8, 2011	Boston, MA	238
47.	The Roger New York	(1)	November 30, 2018	New York, NY	194
48.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
49.	The Heathman Hotel		November 30, 2018	Portland, OR	151
50.	The Hotel Zags (formerly Hotel Modera)		August 28, 2013	Portland, OR	174
51.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
52.	Sofitel Philadelphia at Rittenhouse Square		December 3, 2010	Philadelphia, PA	306
53.	Union Station Hotel Nashville, Autograph Collection	(1)	December 10, 2014	Nashville, TN	125
54.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189

55.	Hotel Vintage Seattle	July 9, 2012	Seattle, WA	125
56.	Skamania Lodge	November 3, 2010	Stevenson, WA	258
	Total number of guest rooms			14,013

	(1) This property is subject to a long-term ground or air rights lease.
	(2) This property is subject to a long-term hotel lease.
	(3) The restaurant facility at this property is subject to a ground lease.
	(4) This property is closed for renovation as of December 31, 2019 and is expected to re-open in the second quarter as Hotel Zena.
	(5) We own a 99.99% controlling interest in this property.

Hotel Managers and Hotel Management Agreements

We are a party to hotel management agreements with Access Hotels and Resorts, AccorHotels, Benchmark Hotels and Resorts, CoralTree Hospitality Group, Davidson Hotels and Resorts, HEI Hotels and Resorts, Highgate, Hyatt, InterContinental Hotels Group, JRK Property Holdings, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, OLS Hotels and Resorts, Provenance Hotels, Pyramid Hotel Group, Sage Hospitality, sbe Hotel Group, Schulte Hospitality Group and Viceroy Hotel Group.

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

Franchise and Sub-License Agreements

We have franchise or sub-license agreements for certain of our hotels. Pursuant to these agreements, we pay franchise or sub-license fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise or sub-license fees for room revenues are approximately one to five percent of gross room revenues. The agreements for the respective hotels expire as follows:

Property	Expiration Date
Hilton San Diego Mission Bay Resort	December 31, 2019
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Colonnade Coral Gables, Autograph Collection	April 2039
Union Station Hotel Nashville, Autograph Collection	January 2032
The Liberty, A Luxury Collection Hotel, Boston	January 2036
Hilton San Diego Gaslamp Quarter	May 2020
Hotel Chicago Downtown, Autograph Collection	February 2034
Paradise Point Resort & Spa	15th anniversary after hotel is re-branded as a Margaritaville

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
Shareholder Information
On February 14, 2020, there were 69 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.

The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2014, to the NYSE closing price per share on December 31, 2019, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2014 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2014	Value of Investment at December 31, 2015	Value of Investment at December 31, 2016	Value of Investment at December 31, 2017	Value of Investment at December 31, 2018	Value of Investment at December 31, 2019
Pebblebrook Hotel Trust	$100.00	$63.49	$71.28	$93.18	$74.07	$74.00
Russell 2000 Index	$100.00	$95.59	$115.93	$132.88	$118.23	$148.36
FTSE NAREIT Equity Index	$100.00	$102.83	$111.94	$121.65	$116.71	$150.14

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

For income tax purposes, distributions paid per share were characterized as follows:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$0.5609	30.03%	$1.2040	77.57%	$1.3611	95.41%
Qualified dividend	0.0069	0.37%	0.3482	22.43%	0.0256	1.79%
Capital gain	1.3000	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	0.0399	2.80%
Total	$1.8678	100.00%	$1.5522	100.00%	$1.4266	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$0.6100	30.03%	$1.2605	77.57%	$1.1969	98.20%
Qualified dividend	0.0075	0.37%	0.3645	22.43%	0.0219	1.80%
Capital gain	1.4138	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$2.0313	100.00%	$1.6250	100.00%	$1.2188	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$0.5982	30.03%	$1.2363	77.57%	$1.1739	98.21%
Qualified dividend	0.0074	0.37%	0.3575	22.43%	0.0214	1.79%
Capital gain	1.3866	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9922	100.00%	$1.5938	100.00%	$1.1953	100.00%

Series E Preferred Shares: (1)
Ordinary non-qualified income	$0.5982	30.03%	$—	—%	$—	—%
Qualified dividend	0.0074	0.37%	—	—%	—	—%
Capital gain	1.3866	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9922	100.00%	$—	—%	$—	—%

Series F Preferred Shares: (1)
Ordinary non-qualified income	$0.5912	30.03%	$—	—%	$—	—%
Qualified dividend	0.0073	0.37%	—	—%	—	—%
Capital gain	1.3703	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9688	100.00%	$—	—%	$—	—%

(1) Issued upon completion of our merger with LaSalle on November 30, 2018.

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

Of the common distribution declared on December 16, 2019 and paid on January 15, 2020, $0.3800 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 16, 2019 and paid on January 15, 2020 were treated as 2019 distributions for tax purposes.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2019. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,035,909
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,035,909

During the year ended December 31, 2019, certain of our employees chose to have us acquire from such employees an aggregate of 126,681 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $31.64 per share.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2019 - October 31, 2019	—	$—	—	$—
November 1, 2019 - November 30, 2019	—	$—	—	$—
December 1, 2019 - December 31, 2019	—	$—	—	$—
Total	—	$—	—	$56,600,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2019, $56.6 million of common shares remained available for repurchase under this program.
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

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per-share data)
Revenues:
Room	$1,103,947	$565,107	$532,288	$568,867	$526,573
Food and beverage	370,584	199,089	182,737	191,857	190,852
Other operating	137,682	64,482	54,292	55,697	53,439
Total revenues	1,612,213	828,678	769,317	816,421	770,864
Expenses:
Hotel operating expenses:
Room	275,855	143,171	134,068	137,312	124,090
Food and beverage	260,278	136,845	123,213	126,957	128,816
Other direct and indirect	438,035	231,818	210,692	219,655	215,169
Total hotel operating expenses	974,168	511,834	467,973	483,924	468,075
Depreciation and amortization	234,880	108,475	102,290	102,439	95,872
Real estate taxes, personal property taxes, property insurance and ground rent	125,013	54,191	48,500	50,488	46,947
General and administrative	34,047	20,945	20,062	24,712	24,075
Transaction costs	8,679	75,049	71	193	4,686
(Gain) loss on sale of hotel properties	(2,819)	2,147	(14,877)	(40,690)	—
(Gain) loss and other operating expenses	8,903	(10,935)	9,918	15,348	3,574
Total operating expenses	1,382,871	761,706	633,937	636,414	643,229
Operating income (loss)	229,342	66,972	135,380	180,007	127,635
Interest expense	(108,474)	(53,923)	(37,299)	(43,615)	(38,774)
Other	29	2,078	2,362	2,278	2,511
Equity in earnings (loss) of joint venture	—	—	—	(64,842)	6,213
Income (loss) before income taxes	120,897	15,127	100,443	73,828	97,585
Income tax (expense) benefit	(5,172)	(1,742)	(181)	134	(2,590)
Net income (loss)	115,725	13,385	100,262	73,962	94,995
Net income (loss) attributable to non-controlling interests	283	(8)	374	258	327
Net income (loss) attributable to the Company	115,442	13,393	99,888	73,704	94,668
Distributions to preferred shareholders	(32,556)	(17,466)	(16,094)	(19,662)	(25,950)
Issuance costs of redeemed preferred shares	—	—	—	(7,090)	—
Net income (loss) attributable to common shareholders	$82,886	$(4,073)	$83,794	$46,952	$68,718
Net income (loss) per share available to common shareholders, basic	$0.63	$(0.06)	$1.20	$0.65	$0.95
Net income (loss) per share available to common shareholders, diluted	$0.63	$(0.06)	$1.19	$0.64	$0.94
Weighted-average number of common shares, basic	130,471,670	74,286,307	69,591,973	71,901,499	71,715,870
Weighted-average number of common shares, diluted	130,718,306	74,286,307	69,984,837	72,373,242	72,384,289

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$6,332,587	$6,534,193	$2,456,450	$2,672,654	$2,673,584
Ground lease asset	—	199,745	29,037	29,627	30,218
Cash and cash equivalents	30,098	83,366	25,410	33,410	26,345
Total assets	6,498,555	6,978,348	2,590,868	2,809,259	3,058,471
Debt	2,229,220	2,746,898	885,237	996,251	1,105,595
Total shareholders' equity	3,621,208	3,759,835	1,498,901	1,605,684	1,758,389

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
Overview

Our operating results for the fourth quarter of 2019 exceeded our outlook primarily due to unexpected increases in hotel demand during November and December throughout many of our markets, including San Francisco, Los Angeles, South Florida and Boston. We also made great progress in transforming our Company for stronger growth in future years. We completed $1.3 billion in hotel sales, with another $331.0 million of sales expected in the near term, 12 successful operator or brand transitions, including 2 in early 2020, and we completed or commenced 8 major redevelopment and repositioning projects. Up until the emergence of the coronavirus in China, we were encouraged with the improvements in near term business and leisure booking trends that we experienced from November through January. However, we are concerned about the potential negative impact of coronavirus on travel. While we expect some reduced demand outside of what we have already experienced and incorporated, our outlook does not reflect any impact since it is not knowable or able to be forecasted due to the unique evolving nature of the situation.
During the year ended December 31, 2019, we sold seven hotel properties for aggregate sales price of $481.9 million, repaid $450.0 million of our term loans, consisting of the full repayment of $200.0 million of the third term loan and the $250.0 million tranche maturing in 2020 of our sixth term loan, and we repaid the $65.4 million mortgage loan on The Westin San Diego Gaslamp Quarter. In addition, we acquired the ground lease underlying the land of the Solamar Hotel. On January 9, 2020, we entered into an agreement to sell InterContinental Buckhead Atlanta and Sofitel Washington DC Lafayette Square to an unaffiliated third-party for an aggregate sales price of $331.0 million. We expect the sale of these hotel properties to be completed during the first quarter of 2020, subject to customary closing conditions, although no assurances can be given that the sales will be completed on these terms, or at all.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
	2019	2018

Same-Property Occupancy	82.2%	82.4%
Same-Property ADR	$256.17	$252.76
Same-Property RevPAR	$210.65	$208.19
Same-Property Total RevPAR	$308.01	$302.28

This schedule of hotel results for the year ended December 31 includes information from all of the hotels we owned as of December 31, 2019 and excludes Onyx Hotel for the second, third and fourth quarters in both 2019 and 2018 due to its sale in the second quarter of 2019 as well as Hotel Amarano Burbank, Rouge Hotel and Hotel Madera for the third and fourth quarters in both 2019 and 2018 due to their sales in the third quarter of 2019 and Topaz Hotel and Donovan Hotel for the fourth quarter in both 2019 and 2018 due to respective sale and closure in the fourth quarter of 2019. These hotel results for the respective periods may include information reflecting operational performance prior to the Company's ownership of the hotels.
Results of Operations

This section includes comparisons of certain 2019 financial information to the same information for 2018. Year-to-year comparisons of the 2018 financial information to the same information for 2017 are contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 1, 2019.
At December 31, 2019 and 2018, we had 56 and 63 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2019 and 2018. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are considered and referred to as "comparable properties":

Property		Location	Acquisition/Disposition Date	Non-comparable property for the years ended 2019 and 2018
LaSalle Hotel Properties' portfolio	(1)	Various	November 30, 2018	X
The Grand Hotel Minneapolis		Minneapolis, MN	December 4, 2018	X

(1) As a result of our merger with LaSalle Hotel Properties, we acquired a portfolio of 36 properties.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
Revenues — Total hotel revenues increased by $783.5 million, of which $15.9 million was contributed by the comparable properties and an increase of $767.6 million was contributed by the non-comparable properties acquired through our merger with LaSalle. The comparable properties increase was primarily due to increases in revenues at our San Francisco properties after the renovation and re-opening of the Moscone Center in late 2018 and the re-opening of LaPlaya after its closure from Hurricane Irma in 2017.
Hotel operating expenses — Total hotel operating expenses increased by $462.3 million. The comparable properties contributed a net increase of $12.0 million, primarily due to increases in revenues and expenses at our San Francisco properties after the renovation and re-opening of the Moscone Center in late 2018 and the re-opening of LaPlaya after its closure in 2017 from Hurricane Irma. The acquisitions of hotel properties through our merger with LaSalle contributed to an additional $450.3 million increase which was offset by a decrease in expenses from the other non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $126.4 million primarily due to the additional depreciation expense of $117.2 million from the acquisition of the LaSalle portfolio.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $70.8 million primarily due to additional real estate taxes, personal property taxes, property insurance and ground rent from the acquisition of the LaSalle portfolio.
Corporate general and administrative — Corporate general and administrative expenses increased by $13.1 million primarily due to additional employee and share-based compensation costs relating to the merger with LaSalle. Corporate general and administrative expenses consist of employee compensation costs, legal and professional fees, insurance, state franchise taxes and other expenses.
Transaction costs — Transaction costs decreased by $66.4 million as a result of the merger with LaSalle which closed in November 2018. Transaction costs consist of transfer taxes and financial advisory, legal and other professional service fees in connection with the Mergers and integration costs related to professional fees and employee-related costs, including compensation for transition employees.
(Gain) loss on sale of hotel properties — (Gain) loss on sale of hotel properties changed from a $2.1 million loss to a $2.8 million gain. In 2018, we incurred a loss of $2.1 million from the sale of The Grand Hotel Minneapolis. In 2019, we recognized a gain of $2.8 million from the sale of seven hotel properties.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses changed from a gain of $10.9 million to a loss of $8.9 million. In 2018, we recognized a gain of $13.1 million relating to the insurance settlement related to LaPlaya for damages resulting from Hurricane Irma. In 2019, we incurred $5.9 million in hotel management transition expenses.
Interest expense — Interest expense increased by $54.6 million as a result of higher debt balances.
Other — Other decreased by $2.0 million due to a net gain from our investment in LaSalle common shares in 2018.
Income tax (expense) benefit — Income tax expense increased by $3.4 million due to an increase in taxable income of our taxable REIT subsidiaries.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the OP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased by $15.1 million as a result of the issuances of the Series E Preferred Shares and Series F Preferred Shares in connection with the merger with LaSalle.
Other comprehensive income (loss) — Other comprehensive income (loss) increased by $79.2 million as a result of an increase in net income and the change in the fair values of our interest rate swaps.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Net income (loss)	$115,725	$13,385	$100,262
Adjustments:
Depreciation and amortization	234,591	108,265	102,064
(Gain) loss on sale of hotel properties	(2,819)	2,147	(14,877)
Impairment loss	—	—	3,849
FFO	$347,497	$123,797	$191,298
Distribution to preferred shareholders	(32,556)	(17,466)	(16,094)
FFO available to common share and unit holders	$314,941	$106,331	$175,204
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Net income (loss)	$115,725	$13,385	$100,262
Adjustments:
Interest expense	108,474	53,923	37,299
Income tax expense (benefit)	5,172	1,742	181
Depreciation and amortization	234,880	108,475	102,290
EBITDA	$464,251	$177,525	$240,032
(Gain) loss on sale of hotel properties	(2,819)	2,147	(14,877)
Impairment loss	—	—	3,849
EBITDAre	$461,432	$179,672	$229,004
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

Hotel Properties
Investment in Hotel Properties
Estimation and judgment is required to determine the fair values of our acquired hotel properties. Upon acquiring a business or hotel property, we measure and recognize the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using a combination of the market, cost and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections, including hotel revenues and net operating income, at the respective hotel properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs related to business combinations are expensed as incurred.
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
We strive to maintain prudent debt leverage and intend to opportunistically enhance our capital position.

Our debt consisted of the following as of December 31, 2019 and December 31, 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$165,000	$170,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$165,000	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	—	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2020	Floating (3)	December 2020	—	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,750,000
Total term loans at stated value			1,975,000	2,425,000
Deferred financing costs, net			(10,343)	(15,716)
Total term loans			$1,964,657	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(437)	(531)
Total senior unsecured notes			$99,563	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	—	68,207
Deferred financing costs, net			—	(62)
Total mortgage loans			$—	$68,145
Total debt			$2,229,220	$2,746,898
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
As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities was at a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million was at a weighted-average floating interest rate of 3.32%. As of December 31, 2018, approximately $1.2 billion of the borrowings under the term loan facilities was at a weighted-average fixed interest rate of 3.46%, after taking into account interest rate swap agreements, and approximately $1.2 billion was at a weighted-average floating interest rate of 4.26%.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of December 31, 2019, we had $165.0 million of outstanding borrowings and $482.2 million borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of December 31, 2019, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the year ended December 31, 2019. As of December 31, 2019, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $395.2 million for the year ended December 31, 2019. Our cash from operations includes the operating activities of the 56 hotels we owned as of December 31, 2019, offset by corporate expenses and merger-related transaction expenses. Our cash provided by operating activities was $135.7 million for the year ended December 31, 2018. Our cash from operations includes the operating activities of the 63 hotels we wholly owned as of December 31, 2018.
Cash Provided by and Used in Investing Activities. Our cash provided by investing activities was $300.0 million for the year ended December 31, 2019. During the year ended December 31, 2019, we invested $169.6 million in improvements to our hotel properties and received $470.4 million from sales of hotel properties. Our cash used in investing activities was $1,778.2 million for the year ended December 31, 2018. During the year ended December 31, 2018, we paid $1,372.6 million to fund the LaSalle merger, invested $89.6 million in improvements to our hotel properties, purchased $356.2 million in marketable securities, sold $6.7 million in marketable securities, received $28.6 million from the sale of one hotel property and received $5.2 million in property insurance proceeds.
Cash Provided by and Used In Financing Activities. Our cash used in financing activities was $746.1 million for the year ended December 31, 2019. During the year ended December 31, 2019, we borrowed $414.8 million under the revolving credit facilities, repaid $419.8 million under the revolving credit facilities, repaid $518.2 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $217.4 million in distributions and paid $1.5 million in other transactions. For the year ended December 31, 2018, cash provided by financing activities was $1,717.7 million. During the year ended December 31, 2018, we borrowed $550.2 million under the revolving credit facilities (a portion of which was used to purchase marketable securities described above in "Cash Used in and Provided by Investing Activities"), repaid $425.2 million under the revolving credit facilities, borrowed $1,850.0 million in debt to fund the LaSalle merger, repaid $102.4 million of debt, repurchased $2.5 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $121.8 million in distributions and paid $29.4 million in financing costs.
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
For the year ended December 31, 2019, we invested $169.6 million in capital investments to reposition and improve the properties we own. We expect to invest approximately $165.0 million to $185.0 million in capital investments for our hotels in 2020, including a $17.0 million renovation at The Westin San Diego Gaslamp Quarter and a $18.0 million renovation at Embassy Suites San Diego Bay - Downtown, both of which are expected to be completed in the first quarter of 2020. In November 2019, we commenced a $25.0 million renovation and repositioning at Donovan Hotel. This renovation is expected to be completed during the second quarter of 2020 at which time the hotel will be relaunched as Hotel Zena Washington DC, a member of our "Unofficial Z Collection" proprietary brand.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$2,207,086	$70,305	$890,625	$1,246,156	$—
Unsecured notes (1)	123,112	4,792	9,584	66,764	41,972
Borrowings under credit facilities (3)	176,345	5,566	170,779	—	—
Hotel and ground leases (4)	1,231,781	16,828	33,800	34,015	1,147,138
Capital lease obligation	65,201	1,247	2,614	2,693	58,647
Refundable membership initiation deposits (5)	30,613	243	—	—	30,370
Purchase commitments (6)	28,774	28,774	—	—	—
Corporate office leases	16,887	1,432	3,941	2,497	9,017
Total	$3,879,799	$129,187	$1,111,343	$1,352,125	$1,287,144
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2019. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements.
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

The Company has interest rate swap agreements with an aggregate notional amount of $1.6 billion to hedge variable interest rates on our unsecured term loans. In addition, as of December 31, 2019, the Company had interest rates swaps for an aggregate notional amount of $590.0 million which will become effective in the future as current swaps mature.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the years ended December 31, 2019 and 2018, there was $(26.0) million and $(2.9) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

	2020	2021	2022	2023	2024	Thereafter	Total
Liabilities
Fixed rate debt	$—	$—	$—	$60,000	$—	$40,000	$100,000
Average interest rate	—%	—%	—%	4.70%	—%	4.93%	4.79%
Variable rate debt	$—	$300,000	$630,000	$700,000	$510,000	$—	$2,140,000
Average interest rate (1)	—%	3.29%	3.31%	3.74%	3.37%	—%	3.46%
Total	$—	$300,000	$630,000	$760,000	$510,000	$40,000	$2,240,000

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2019 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2019, the estimated fair value of our fixed rate debt was $101.2 million.
As of December 31, 2019, $510.0 million of the Company's aggregate indebtedness (22.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-5, on the effectiveness of our internal control over financial reporting.

There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Trustees, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.
Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2020 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Financial Statements
Included herein on pages F-1 through F-40.
2. Financial Statement Schedules

The following financial statement schedule is included herein on pages F-41 through F-44.

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
3.1
Declaration of Trust, as amended and supplemented through November 30, 2018, of Pebblebrook Hotel Trust (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34571)).

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

4.1†	Description of the Registrant's Securities.
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

10.34
Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.34 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34571)).

21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	February 20, 2020	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 20, 2020
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 20, 2020
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 20, 2020
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 20, 2020
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 20, 2020
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 20, 2020
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 20, 2020
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 20, 2020
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for its leases as of January 1, 2019 due to the adoption of FASB ASC Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the fair value of investment in hotel properties acquired in the LaSalle Hotel Properties business combination

As discussed in Notes 2 and 3 to the consolidated financial statements, upon acquisition of a business, the Company will recognize and measure at fair value the acquired land, land improvements, building, furniture, fixtures, and equipment, identifiable intangible assets or liabilities, other assets, and assumed liabilities. On November 30, 2018, the Company acquired LaSalle Hotel Properties in a business combination for total consideration of $4.1 billion. During 2019, using a combination of the market, cost, and income methods, the Company finalized its measurement and recognition of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment, which represents substantially all of the fair value of LaSalle Hotel Properties.
We identified the evaluation of the fair value of investment in hotel properties acquired in the LaSalle Hotel Properties business combination as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the method used to determine the fair value of the investment in hotel properties acquired. Evaluation of the methodology and resulting estimate required a high degree of subjectivity, specifically as it related to the assessment of available information and certain assumptions. For the market method, transaction adjustments may be needed to the observable market transactions to make them comparable to the hotel acquired. For the income approach, the estimated hotel revenues and net operating income were based on historical hotel results adjusted for the current economic environment in order to be indicative of future results. In addition, the estimated discount rates and terminal capitalization rates used required significant auditor judgment as there is high estimation uncertainty related to these assumptions.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate the fair value of investment in hotel properties acquired in a business combination, including controls related to the identification of the population of market comparable transactions, and the development of adjustments to the market comparable transactions. In addition, we tested controls over the selection of the projected net operating income, projected revenue, estimated discount rates and estimated terminal capitalization rates. We assessed the projected revenue and net operating income estimates for the hotel properties in relation to historical and current year actuals. We involved valuation professionals with specialized skills and knowledge, who assisted in the following:

•	Comparing the methodologies used by the Company to value the investment in hotel properties acquired to industry standards;

•	Evaluating the Company’s discount rate, by comparing it against a discount rate range that was independently developed using publicly available third-party market data for comparable entities;

•	Evaluating estimated terminal capitalization rates by comparing to independent market comparable transactions from industry sources, including information about features of the comparable assets; and

•	Evaluating the adjusted market comparable transactions, by comparing to independent comparable sales transactions from industry sources.

Evaluation of the company’s assessment of hotel properties for impairment
As discussed in Note 2 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition; expected useful life and holding period; and capitalization rates. Investment in hotel properties was $6.3 billion, or 97% of total assets as of December 31, 2019.
We identified the evaluation of the Company’s assessment of hotel properties for impairment as a critical audit matter. Evaluation of the events or changes in circumstances that indicate the carrying value of a hotel property may not be recoverable involved a high degree of auditor judgment. In particular, as part of its evaluation of indicators of potential hotel property impairment, judgments include 1) the likelihood that a hotel property will be sold before the end of its previously estimated useful life, and 2) changes in market conditions or other factors. In addition, when there was an indication of a potential hotel property impairment, it was challenging to obtain evidence and subjective auditor judgment was required to evaluate certain assumptions used in the Company’s undiscounted cash flow analysis. Specific assumptions included the probability assessment related to the Company’s holding period and expected terminal capitalization rate. There is high estimation uncertainty related to both of these assumptions. Changes in these judgments could have a significant impact on the determination of the recoverability of the carrying amount of the Company’s investments in hotel properties.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to identify and evaluate events or changes in circumstances that indicate the carrying amount of a hotel property may not be recoverable. We also tested internal controls related to the estimated holding period and the expected terminal capitalization rate. We inquired of Company officials and inspected documents, such as meeting minutes of the board of directors, to identify Company strategies that may indicate it was more-likely-than not that a property will be sold before the end of its previously estimated useful life. We assessed financial information and read minutes of the board of directors for indicators of decreases in current and projected operating performance of the hotel properties to identify other factors that could result in identification of a potentially impaired hotel property. We evaluated the Company’s expected terminal capitalization rates by comparing to published third-party industry reports as well as the Company’s historical property sales. We also performed sensitivity analysis over the hold period of certain of the Company’s hotel properties by changing the Company’s estimates to assess the impact on the analysis. We inquired and obtained documentation from the Company regarding the status and evaluation of any potential disposal of properties, which we corroborated with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 20, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 20, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

McLean, Virginia
February 20, 2020

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share data)
	December 31, 2019	December 31, 2018

ASSETS
Investment in hotel properties, net	$6,332,587	$6,534,193
Ground lease asset, net	—	199,745
Cash and cash equivalents	30,098	83,366
Restricted cash	26,777	24,445
Hotel receivables (net of allowance for doubtful accounts of $738 and $526, respectively)	49,619	59,897
Prepaid expenses and other assets	59,474	76,702
Total assets	$6,498,555	$6,978,348
LIABILITIES AND EQUITY
Debt	$2,229,220	$2,746,898
Accounts payable and accrued expenses	516,437	360,279
Deferred revenues	57,704	54,741
Accrued interest	4,694	2,741
Distribution payable	58,564	43,759
Total liabilities	2,866,619	3,208,418
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at December 31, 2019 and at December 31, 2018), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,484,956 issued and outstanding at December 31, 2019 and 130,311,289 issued and outstanding at December 31, 2018	1,305	1,303
Additional paid-in capital	4,069,410	4,065,804
Accumulated other comprehensive income (loss)	(24,715)	1,330
Distributions in excess of retained earnings	(424,996)	(308,806)
Total shareholders’ equity	3,621,208	3,759,835
Non-controlling interests	10,728	10,095
Total equity	3,631,936	3,769,930
Total liabilities and equity	$6,498,555	$6,978,348
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)

	For the year ended December 31,
	2019	2018	2017
Revenues:
Room	$1,103,947	$565,107	$532,288
Food and beverage	370,584	199,089	182,737
Other operating	137,682	64,482	54,292
Total revenues	1,612,213	828,678	769,317
Expenses:
Hotel operating expenses:
Room	275,855	143,171	134,068
Food and beverage	260,278	136,845	123,213
Other direct and indirect	438,035	231,818	210,692
Total hotel operating expenses	974,168	511,834	467,973
Depreciation and amortization	234,880	108,475	102,290
Real estate taxes, personal property taxes, property insurance, and ground rent	125,013	54,191	48,500
General and administrative	34,047	20,945	20,062
Transaction costs	8,679	75,049	71
(Gain) loss on sale of hotel properties	(2,819)	2,147	(14,877)
(Gain) loss and other operating expenses	8,903	(10,935)	9,918
Total operating expenses	1,382,871	761,706	633,937
Operating income (loss)	229,342	66,972	135,380
Interest expense	(108,474)	(53,923)	(37,299)
Other	29	2,078	2,362
Income (loss) before income taxes	120,897	15,127	100,443
Income tax (expense) benefit	(5,172)	(1,742)	(181)
Net income (loss)	115,725	13,385	100,262
Net income (loss) attributable to non-controlling interests	283	(8)	374
Net income (loss) attributable to the Company	115,442	13,393	99,888
Distributions to preferred shareholders	(32,556)	(17,466)	(16,094)
Net income (loss) attributable to common shareholders	$82,886	$(4,073)	$83,794
Net income (loss) per share available to common shareholders, basic	$0.63	$(0.06)	$1.20
Net income (loss) per share available to common shareholders, diluted	$0.63	$(0.06)	$1.19
Weighted-average number of common shares, basic	130,471,670	74,286,307	69,591,973
Weighted-average number of common shares, diluted	130,718,306	74,286,307	69,984,837

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2019	2018	2017

Comprehensive Income:
Net income (loss)	$115,725	$13,385	$100,262
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(26,045)	(2,907)	6,001
Comprehensive income (loss)	89,680	10,478	106,263
Comprehensive income (loss) attributable to non-controlling interests	209	(16)	395
Comprehensive income (loss) attributable to the Company	$89,471	$10,494	$105,868
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	10,000,000	$100	71,922,904	$719	$1,776,404	$(2,312)	$(169,227)	$1,605,684	$3,432	$1,609,116
Issuance of shares, net of offering costs	—	—	—	—	(62)	—	—	(62)	—	(62)
Issuance of common shares for Board of Trustees compensation	—	—	16,711	1	502	—	—	503	—	503
Repurchase of common shares	—	—	(3,335,278)	(33)	(95,948)	—	—	(95,981)	—	(95,981)
Share-based compensation	—	—	208,238	1	4,541	—	—	4,542	1,104	5,646
Distributions on common shares/units	—	—	—	—	—	—	(105,580)	(105,580)	(359)	(105,939)
Distributions on preferred shares	—	—	—	—	—	—	(16,094)	(16,094)	(32)	(16,126)
Redemption of non-controlling interests	—	—	—	—	—	—	—	—	106	106
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	6,001	—	6,001	—	6,001
Net income (loss)	—	—	—	—	—	—	99,888	99,888	374	100,262
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of shares, net of offering costs	10,400,000	104	61,399,104	614	2,377,089	—	—	2,377,807	—	2,377,807
Issuance of operating partnership units	—	—	—	—	—	—	—	—	4,665	4,665
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	5,123	—	—	5,124	1,104	6,228
Distributions on common shares/units	—	—	—	—	—	—	(113,172)	(113,172)	(377)	(113,549)
Distributions on preferred shares	—	—	—	—	—	—	(17,466)	(17,466)	(39)	(17,505)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	125	125
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(2,907)	—	(2,907)	—	(2,907)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	13,393	13,393	(8)	13,385
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930

Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	7,180	—	—	7,182	1,057	8,239
Distributions on common shares/units	—	—	—	—	—	—	(199,076)	(199,076)	(562)	(199,638)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	(50)	(32,606)
Redemption of non-controlling interests	—	—	—	—	(30)	—	—	(30)	(95)	(125)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(26,045)	—	(26,045)	—	(26,045)
Net income (loss)	—	—	—	—	—	—	115,442	115,442	283	115,725
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
	For the year ended December 31,
	2019	2018	2017
Operating activities:
Net income (loss)	$115,725	$13,385	$100,262
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	234,880	108,475	102,290
Share-based compensation	8,239	6,228	5,646
(Gain) loss on derivative instruments	—	—	(265)
(Gain) loss on marketable securities	—	2,978	—
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	17,349	18,256	2,040
(Gain) loss on sale of hotel properties	(2,819)	2,147	(14,877)
Impairment and other losses	—	—	3,849
Non-cash ground rent	6,395	3,062	2,884
Other	2,365	2,939	2,378
Changes in assets and liabilities:
Hotel receivables	8,648	3,684	(1,270)
Prepaid expenses and other assets	1,061	5,031	(2,161)
Accounts payable and accrued expenses	(605)	(34,517)	(9,176)
Deferred revenues	3,964	4,029	2,039
Net cash provided by (used in) operating activities	395,202	135,697	193,639
Investing activities:
Acquisition of LaSalle, net of cash acquired	—	(1,372,584)	—
Improvements and additions to hotel properties	(169,632)	(89,605)	(80,825)
Deposit received on hotel properties	—	—	2,000
Proceeds from sales of hotel properties	470,352	28,551	203,479
Investment in marketable securities	—	(356,180)	—
Sale of marketable securities	—	6,658	—
Purchase of corporate office equipment, software, and furniture	(752)	(164)	(40)
Property insurance proceeds	—	5,162	7,674
Net cash provided by (used in) investing activities	299,968	(1,778,162)	132,288
Financing activities:
Payment of offering costs — common and preferred shares	(275)	(470)	(62)
Payment of deferred financing costs	(461)	(29,366)	(5,411)
(Distributions) contributions from non-controlling interest	(125)	—	106
Borrowings under revolving credit facilities	414,771	550,181	238,687
Repayments under revolving credit facilities	(419,771)	(425,181)	(275,687)
Proceeds from debt	—	1,850,000	—
Repayments of debt	(518,207)	(102,366)	(72,317)
Repurchases of common shares	(4,009)	(2,507)	(95,982)
Distributions — common shares/units	(184,836)	(105,729)	(107,329)
Distributions — preferred shares	(32,556)	(16,094)	(16,094)
Proceeds from refundable membership deposits	—	29	656

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
Repayments of refundable membership deposits	(637)	(754)	(790)
Net cash provided by (used in) financing activities	(746,106)	1,717,743	(334,223)
Net change in cash and cash equivalents and restricted cash	(50,936)	75,278	(8,296)
Cash and cash equivalents and restricted cash, beginning of year	107,811	32,533	40,829
Cash and cash equivalents and restricted cash, end of year	$56,875	$107,811	$32,533
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
As of December 31, 2019, the Company owned 56 hotels with a total of 14,013 guest rooms. The hotels are located in the following markets: Atlanta (Buckhead), Georgia; Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2019, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL") and LaSalle Hotel Lessee Inc. (collectively with its subsidiaries, "LHL"), the Company’s taxable REIT subsidiaries ("TRSs"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL and LHL are consolidated into the Company’s financial statements.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 5 to the accompanying consolidated financial statements for disclosures on the fair value of debt and derivative instruments.
Investment in Hotel Properties
Upon acquiring a business or hotel property, the Company measures and recognizes the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined using a combination of the market, cost and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections, including hotel revenues and net operating income, at the respective hotel properties.
Transaction costs related to business combinations are expensed as incurred and included on the consolidated statements of operations and comprehensive income.
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
Prepaid Expenses and Other Assets
The Company's prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, inventories, over or under market leases, and corporate office equipment and furniture.
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
Recent Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give companies another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows companies to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The Company adopted this standard on January 1, 2019. The Company elected the practical expedients allowed under the guidance and retained the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. The Company also elected not to restate prior periods for the impact of the adoption of the new standard. The adoption of this standard has resulted in the recognition of right-of-use assets and related liabilities to account for the Company's future obligations under the ground lease and corporate office arrangements for which the Company is the lessee. See Notes 4 and 11 below for additional disclosures of the adoption of this standard.

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
The Company accounted for the Mergers under the acquisition method of accounting in ASC 805, Business Combinations. As a result of the Mergers, the Company acquired an ownership interest in the following 36 hotel properties:

Property		Location	Ownership Interest	Guest Rooms
Villa Florence San Francisco on Union Square		San Francisco, CA	100%	189
Hotel Vitale		San Francisco, CA	100%	200
The Marker San Francisco		San Francisco, CA	100%	208
Hotel Spero		San Francisco, CA	100%	236
Chaminade Resort & Spa		Santa Cruz, CA	100%	156
Harbor Court Hotel San Francisco		San Francisco, CA	100%	131
Viceroy Santa Monica Hotel		Santa Monica, CA	100%	162
Le Parc Suite Hotel		West Hollywood, CA	100%	154
Montrose West Hollywood		West Hollywood, CA	100%	133
Chamberlain West Hollywood Hotel		West Hollywood, CA	100%	115
Grafton on Sunset		West Hollywood, CA	100%	108
The Westin Copley Place, Boston		Boston, MA	100%	803
The Liberty, A Luxury Collection Hotel, Boston		Boston, MA	99.99%	298
Hyatt Regency Boston Harbor		Boston, MA	100%	270
Sofitel Washington DC Lafayette Square		Washington, DC	100%	237
George Hotel		Washington, DC	100%	139
Mason & Rook Hotel		Washington, DC	100%	178
Donovan Hotel	(8)	Washington, DC	100%	193
Paradise Point Resort & Spa		San Diego, CA	100%	462
Hilton San Diego Gaslamp Quarter		San Diego, CA	100%	286
Solamar Hotel		San Diego, CA	100%	235
L'Auberge Del Mar		Del Mar, CA	100%	121
Hilton San Diego Mission Bay Resort		San Diego, CA	100%	357
The Heathman Hotel		Portland, OR	100%	151
Southernmost Beach Resort		Key West, FL	100%	262
The Marker Key West		Key West, FL	100%	96
The Roger New York		New York, NY	100%	194
Hotel Chicago Downtown, Autograph Collection		Chicago, IL	100%	354
The Westin Michigan Avenue Chicago		Chicago, IL	100%	752
Hotel Palomar Washington DC	(1)	Washington, DC	100%	335
The Liaison Capitol Hill	(2)	Washington, DC	100%	343
Onyx Hotel	(3)	Boston, MA	100%	112
Hotel Amarano Burbank	(4)	Burbank, CA	100%	132
Rouge Hotel	(5)	Washington, DC	100%	137
Hotel Madera	(6)	Washington, DC	100%	82
Topaz Hotel	(7)	Washington, DC	100%	99
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
(7) In November 2019, the Company sold this hotel property for $33.1 million.
(8) This hotel property was closed in November 2019 for renovation and is expected to re-open in the second quarter of 2020 as Hotel Zena.

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
The total consideration, excluding the net working capital assumed, consisted of the following (in thousands):

Total Consideration
Common shares	$2,144,057
Series E preferred shares	101,622
Series F preferred shares	132,600
OP units	4,665
Cash	1,719,150
Total consideration	$4,102,094

The Company determined the acquisition date fair values as follows (in thousands):

November 30, 2018
Investment in hotel properties	$4,095,721
Restricted cash reserves	14,784
Hotel and other receivables	34,669
Intangible assets	158,920
Prepaid expenses and other assets	54,808
Accounts payable and accrued expenses	(227,647)
Deferred revenues	(23,816)
Accrued interest	(2,496)
Distributions payable	(2,744)
Other	(105)
Total consideration	$4,102,094

During the year ended December 31, 2019, the Company finalized the purchase price accounting and recorded an adjustment to decrease the preliminary fair value of investment in hotel properties by $24.6 million, decrease intangible assets by $12.7 million, increase prepaid expenses and other assets by $7.0 million and decrease accounts payable and accrued expenses by $30.3 million.
The Company used the following valuation methodologies, inputs, and assumptions to estimate the fair value of the assets acquired, the liabilities assumed, and the equity interests acquired:

•
Investment in hotel properties — The Company estimated the fair values of the land and improvements, buildings and improvements, and furniture, fixtures, and equipment at the hotel properties by using a combination of the market, cost, and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures, and cash flow projections, including hotel revenues and net operating income, at the respective hotel properties.

•
Intangible assets — The Company estimated the fair value of its lease intangible assets by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The below market lease intangible assets are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•
Above market lease liabilities — The Company estimated the fair value of its above market lease liabilities by calculating the present value of the difference between the contractual rental amounts paid according to the in-place lease agreements and the market rental rates for similar leased space, measured over a period equal to the remaining non-cancellable term of the lease. This valuation methodology is based on Level 2 and Level 3 inputs in the fair value hierarchy. The above market lease liabilities were included in accounts payable and other liabilities in the accompanying consolidated balance sheet prior to the adoption of ASC 842, Leases. The above market lease liabilities are amortized as adjustments to ground rent expense over the remaining terms of the respective leases.

•
Restricted cash reserves, hotel and other receivables, prepaid expenses and other assets, accounts payable and other liabilities, deferred revenues, accrued interest, and distributions payable — the carrying amounts of the assets acquired, the liabilities assumed, and the equity interests acquired approximate fair value because of their short term maturities.

For the hotel properties acquired during the Mergers, total revenues of $56.7 million and operating income of $15.9 million for the year ended December 31, 2018 are included in the accompanying consolidated statements of operations and comprehensive income.
There were no acquisitions of hotel properties during the year ended December 31, 2019. For the year ended December 31, 2019, the Company incurred $0.6 million in transaction costs and $7.7 million in integration costs in connection with the Mergers. For the year ended December 31, 2018, the Company incurred $72.7 million in transaction costs and $2.0 million in integration costs in connection with the Mergers. The transaction costs are primarily related to transfer taxes, financial advisory fees, loan commitment fees, legal, and other professional service fees in connection with the Mergers. The integration costs are primarily related to professional fees and employee-related costs. The merger-related costs noted above are included in transaction costs in the accompanying consolidated statements of operations and comprehensive income.
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

	For the year ended December 31,
	2019	2018

	(unaudited)
Total revenues	$1,612,213	$1,677,663
Operating income (loss)	$229,342	$255,333
Net income (loss) attributable to common shareholders	$82,886	$89,767
Net income (loss) per share available to common shareholders — basic	$0.63	$0.69
Net income (loss) per share available to common shareholders — diluted	$0.63	$0.69

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
During the year ended December 31, 2019, the Company sold seven hotel properties for an aggregate sales price of $481.9 million. In connection with these transactions, the Company recorded an aggregate of $2.8 million net gain on sales, which is included in (gain) loss on sale of hotel properties, net, in the accompanying consolidated statements of operations and comprehensive income.
The following table discloses the hotel properties that were sold during the year ended December 31, 2019 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Liaison Capitol Hill	Washington, DC	February 14, 2019	$111,000
Hotel Palomar Washington DC	Washington, DC	February 22, 2019	141,450
Onyx Hotel	Boston, MA	May 29, 2019	58,255
Hotel Amarano Burbank	Burbank, CA	July 16, 2019	72,866
Rouge Hotel	Washington, DC	September 12, 2019	42,000
Hotel Madera	Washington, DC	September 26, 2019	23,250
Topaz Hotel	Washington, DC	November 22, 2019	33,100
Total			$481,921

During the year ended December 31, 2018, the Company sold The Grand Hotel Minneapolis for $30.0 million and recognized a loss of $2.1 million related to this hotel property.
For the years ended December 31, 2019, 2018 and 2017, the Company's consolidated statements of operations and comprehensive income included operating (loss) income of $9.9 million, $5.5 million and $8.5 million, respectively, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2019 and 2018 consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Land	$1,042,198	$1,056,862
Buildings and improvements	4,998,108	5,440,513
Furniture, fixtures and equipment	522,631	462,620
Capital lease asset	134,063	91,985
Construction in progress	35,637	25,643
	$6,732,637	$7,077,623
Right-of-use asset, operating leases	335,272	—
Investment in hotel properties	$7,067,909	$7,077,623
Less: Accumulated depreciation	(735,322)	(543,430)
Investment in hotel properties, net	$6,332,587	$6,534,193

On January 1, 2019, the Company adopted ASC 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification, and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2019, the Company's right-of-use assets of $335.3 million, which included favorable and unfavorable intangibles, are included in the investment in hotel properties and its related lease liabilities of $256.2 million are presented in accounts payable and accrued expenses in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.

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

The Company’s insurance policies provide coverage for property damage, business interruption, and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Irma. Insurance proceeds are subject to deductibles. As of June 30, 2018, the Company reached a final agreement with the insurance carriers related to LaPlaya totaling $20.5 million, and the Company recognized gain of $13.1 million for the year ended December 31, 2018.

Note 5. Debt
The Company's debt consisted of the following as of December 31, 2019 and 2018 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	December 31, 2019	December 31, 2018
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$165,000	$170,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$165,000	$170,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Third Term Loan	Floating (3)	January 2021	—	200,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2020	Floating (3)	December 2020	—	250,000
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,750,000
Total term loans at stated value			1,975,000	2,425,000
Deferred financing costs, net			(10,343)	(15,716)
Total term loans			$1,964,657	$2,409,284

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(437)	(531)
Total senior unsecured notes			$99,563	$99,469

Mortgage loans
The Westin San Diego Gaslamp Quarter	3.69%	January 2020	—	68,207
Deferred financing costs, net			—	(62)
Total mortgage loans			$—	$68,145
Total debt			$2,229,220	$2,746,898

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

As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities was at a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million was at a weighted-average floating interest rate of 3.32%. As of December 31, 2018, approximately $1.2 billion of the borrowings under the term loan facilities was at a weighted-average fixed interest rate of 3.46%, after taking into account interest rate swap agreements, and approximately $1.2 billion was at a weighted-average floating interest rate of 4.26%.

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of December 31, 2019, the Company had $165.0 million of outstanding borrowings and $482.2 million borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of December 31, 2019, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $2.8 million and zero were outstanding as of December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company was in compliance with the debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. During the year ended December 31, 2019, the Company repaid $450.0 million of term loans, consisting of the full repayment of the Company's $200.0 million third term loan and a $250.0 million tranche maturing in 2020 of the Company's sixth term loan. As of December 31, 2019, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of December 31, 2019, the Company was in compliance with all such debt covenants.
Mortgage Debt
The Company’s sole mortgage loan was secured by a first mortgage lien on the underlying hotel property. The mortgage was non-recourse to the Company except for customary carve-outs such as fraud or misapplication of funds.

On November 29, 2019, the Company repaid the $65.4 million mortgage loan on The Westin San Diego Gaslamp Quarter, without penalty.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Unsecured revolving credit facilities	$4,530	$11,274	$3,914
Unsecured term loan facilities	79,813	30,479	21,396
Senior unsecured notes	4,792	4,686	4,805
Mortgage debt	2,293	2,592	3,600
Amortization of deferred financing fees	7,115	2,565	2,397
Other	9,931	2,327	1,187
Total interest expense	$108,474	$53,923	$37,299

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of December 31, 2019 and 2018 was $101.2 million and $164.3 million, respectively.
Future Minimum Principal Payments
As of December 31, 2019, the future minimum principal payments for the Company's debt are as follows (in thousands):

2020	$—
2021	300,000
2022	630,000
2023	760,000
2024	510,000
Thereafter	40,000
Total debt principal payments	2,240,000
Deferred financing costs	(10,780)
Total debt	$2,229,220

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

The Company's interest rate swaps at December 31, 2019 and 2018 consisted of the following (in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	December 31, 2019	December 31, 2018
Swap - cash flow	1.57%	(1)	May 2019	$—	$100,000
Swap - cash flow	1.57%	(1)	May 2019	—	62,500
Swap - cash flow	1.57%	(1)	May 2019	—	15,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	1.63%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	2.46%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	1.66%		January 2020	50,000	50,000
Swap - cash flow	2.12%		December 2020	100,000	—
Swap - cash flow	2.12%		December 2020	100,000	—
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%		October 2021	55,000	—
Swap - cash flow	2.60%		October 2021	55,000	—
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.99%		November 2023	85,000	—
Swap - cash flow	1.99%		November 2023	85,000	—
Swap - cash flow	1.99%		November 2023	50,000	—
Swap - cash flow	1.99%		November 2023	30,000	—
Total				$1,630,000	$1,247,500
________________________
(1) Swaps assumed in connection with the LaSalle merger on November 30, 2018.

In addition, as of December 31, 2019, the Company had interest rates swaps for an aggregate notional amount of $590.0 million which will become effective in the future as current swaps mature. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of December 31, 2019, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $3.4 million and $20.5 million, respectively, in the accompanying consolidated balance sheets. For the years ended December 31, 2019 and 2018, there was $(26.0) million and $(2.9) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the years ended December 31, 2019, 2018 and 2017, the Company reclassified $6.4 million, $0.7 million and $3.4 million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $11.5 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
San Francisco, CA	$319,195	$193,708	$179,248
Boston, MA	273,669	85,676	73,461
San Diego, CA	243,598	78,965	69,447
Los Angeles, CA	200,398	128,016	124,979
Other (1)	128,627	108,583	111,549
Southern FL	115,600	63,824	50,916
Washington DC	111,552	34,731	27,586
Portland, OR	105,571	98,265	100,070
Chicago, IL	82,690	3,885	—
Seattle, WA	31,313	33,025	32,061
	$1,612,213	$828,678	$769,317
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2019, the Company had no repurchases under this program and as of December 31, 2019, $56.6 million of common shares remained available for repurchase under this program.

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
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2019:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.38	March 31, 2019	March 29, 2019	April 15, 2019
$0.38	June 30, 2019	June 28, 2019	July 15, 2019
$0.38	September 30, 2019	September 30, 2019	October 15, 2019
$0.38	December 31, 2019	December 31, 2019	January 15, 2020

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
The following Preferred Shares were outstanding as of December 31, 2019 and 2018:

	As of December 31,
Security Type	2019	2018
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000

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
Preferred Dividends

The Company declared the following dividends on preferred shares for the year ended December 31, 2019:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2019	March 29, 2019	April 15, 2019
6.50% Series C	$0.41	June 30, 2019	June 28, 2019	July 15, 2019
6.50% Series C	$0.41	September 30, 2019	September 30, 2019	October 15, 2019
6.50% Series C	$0.41	December 31, 2019	December 31, 2019	January 15, 2020
6.375% Series D	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series D	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series D	$0.40	September 30, 2019	September 30, 2019	October 15, 2019
6.375% Series D	$0.40	December 31, 2019	December 31, 2019	January 15, 2020
6.375% Series E	$0.40	March 31, 2019	March 29, 2019	April 15, 2019
6.375% Series E	$0.40	June 30, 2019	June 28, 2019	July 15, 2019
6.375% Series E	$0.40	September 30, 2019	September 30, 2019	October 15, 2019
6.375% Series E	$0.40	December 31, 2019	December 31, 2019	January 15, 2020
6.30% Series F	$0.39	March 31, 2019	March 29, 2019	April 15, 2019
6.30% Series F	$0.39	June 30, 2019	June 28, 2019	July 15, 2019
6.30% Series F	$0.39	September 30, 2019	September 30, 2019	October 15, 2019
6.30% Series F	$0.39	December 31, 2019	December 31, 2019	January 15, 2020

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
As of December 31, 2019 and 2018, the Operating Partnership had 236,351 long-term incentive partnership units (“LTIP units”) outstanding. Of the 236,351 LTIP units outstanding at December 31, 2019, 190,975 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the LaSalle merger, the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle OP. As of December 31, 2019 and 2018, the Operating Partnership had 133,605 and 133,605 OP units held by third parties, respectively, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years, with certain awards vesting over periods of up to six years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2019, there were 1,035,909 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2017	135,891	$30.82
Granted	59,139	$29.68
Vested	(57,559)	$31.50
Forfeited	(366)	$28.01
Unvested at December 31, 2017	137,105	$30.05
Granted	52,609	$36.86
Vested	(61,982)	$31.35
Forfeited	—	$—
Unvested at December 31, 2018	127,732	$32.22
Granted	88,430	$32.64
Vested	(66,276)	$30.20
Forfeited	(707)	$32.70
Unvested at December 31, 2019	149,179	$33.37

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $2.4 million, $2.0 million and $1.9 million respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2019, there was $2.7 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2019, there was approximately $4.3 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $4.8 million, $3.2 million and $2.6 million, respectively, in expense related to these awards.
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
As of December 31, 2019, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of December 31, 2019, the Company had 236,351 LTIP units outstanding. All unvested LTIP units will vest upon a change in control. As of December 31, 2019, of the 236,351 units outstanding, 190,975 LTIP units have vested.
For the years ended December 31, 2019, 2018 and 2017 the Company recognized $1.1 million, $1.1 million and $1.1 million respectively, in expense related to these LTIP units. As of December 31, 2019, there was no unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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
The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2019, 2018 and 2017:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$0.5609	30.03%	$1.2040	77.57%	$1.3611	95.41%
Qualified dividend	0.0069	0.37%	0.3482	22.43%	0.0256	1.79%
Capital gain	1.3000	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	0.0399	2.80%
Total	$1.8678	100.00%	$1.5522	100.00%	$1.4266	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$0.6100	30.03%	$1.2605	77.57%	$1.1969	98.20%
Qualified dividend	0.0075	0.37%	0.3645	22.43%	0.0219	1.80%
Capital gain	1.4138	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$2.0313	100.00%	$1.6250	100.00%	$1.2188	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$0.5982	30.03%	$1.2363	77.57%	$1.1739	98.21%
Qualified dividend	0.0074	0.37%	0.3575	22.43%	0.0214	1.79%
Capital gain	1.3866	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9922	100.00%	$1.5938	100.00%	$1.1953	100.00%

Series E Preferred Shares: (1)
Ordinary non-qualified income	$0.5982	30.03%	$—	—%	$—	—%
Qualified dividend	0.0074	0.37%	—	—%	—	—%
Capital gain	1.3866	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9922	100.00%	$—	—%	$—	—%

Series F Preferred Shares: (1)
Ordinary non-qualified income	$0.5912	30.03%	$—	—%	$—	—%
Qualified dividend	0.0073	0.37%	—	—%	—	—%
Capital gain	1.3703	69.60%	—	—%	—	—%
Return of capital	—	—%	—	—%	—	—%
Total	$1.9688	100.00%	$—	—%	$—	—%

(1) Issued upon completion of the Company's merger with LaSalle on November 30, 2018.

Of the common distribution declared on December 15, 2016 and paid on January 17, 2017, $0.2866 was treated as a 2017 distribution for tax purposes. The preferred share distributions declared on December 15, 2016 and paid on January 17, 2017 were treated as 2016 distributions for tax purposes.

Of the common distribution declared on December 15, 2017 and paid on January 12, 2018, $0.3800 was treated as a 2018 distribution for tax purposes. The preferred share distributions declared on December 15, 2017 and paid on January 12, 2018 were treated as 2018 distributions for tax purposes.

Of the common distributions declared on November 19, 2018 and December 14, 2018 and paid on January 15, 2019, $0.3478 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 14, 2018 and paid on January 15, 2019, $0.4063 per Series C Preferred Share, $0.3984 per Series D Preferred Share, $0.3984 per Series E Preferred Share and $0.3938 per Series F Preferred Share, were treated as 2019 distributions for tax purposes.

Of the common distribution declared on December 16, 2019 and paid on January 15, 2020, $0.3800 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 16, 2019 and paid on January 15, 2020 were treated as 2019 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2019	2018	2017
Federal
Current	$3,061	$1,696	$4
Deferred	(106)	(248)	(89)
State and local
Current	3,938	360	42
Deferred	(1,721)	(66)	224
Income tax expense (benefit)	$5,172	$1,742	$181

A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2019	2018	2017
Statutory federal tax expense (benefit)	$25,388	$3,177	$35,155
State income tax expense (benefit), net of federal tax expense (benefit)	943	300	264
REIT income not subject to tax	(21,522)	(1,828)	(35,573)
Other	363	93	335
Income tax expense (benefit)	$5,172	$1,742	$181

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2019 and 2018, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2015.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to common shareholders	$82,886	$(4,073)	$83,794
Less: dividends paid on unvested share-based compensation	(294)	(332)	(415)
Net income (loss) available to common shareholders	$82,592	$(4,405)	$83,379
Denominator:
Weighted-average number of common shares — basic	130,471,670	74,286,307	69,591,973
Effect of dilutive share-based compensation	246,636	—	392,864
Weighted-average number of common shares — diluted	130,718,306	74,286,307	69,984,837

Net income (loss) per share available to common shareholders — basic	$0.63	$(0.06)	$1.20
Net income (loss) per share available to common shareholders — diluted	$0.63	$(0.06)	$1.19

For the years ended December 31, 2019, 2018 and 2017, zero, 343,941 and 6,319, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2019, 2018 and 2017, combined base and incentive management fees were $44.8 million, $24.5 million and $23.4 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.

Restricted Cash
At December 31, 2019 and 2018, the Company had $26.8 million and $24.4 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of December 31, 2019, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(1)
Union Station Hotel Nashville, Autograph Collection	Operating lease	December 2105
Southernmost Beach Resort	Operating lease	April 2029
Hyatt Regency Boston Harbor	Operating lease	April 2077
San Diego Mission Bay Resort	Operating lease	July 2068
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Vitale	Operating lease	March 2056	(2)
Viceroy Santa Monica Hotel	Operating lease	September 2065
The Westin Copley Place, Boston	Operating lease	December 2077	(3)
The Liberty, A Luxury Collection Hotel, Boston	Operating lease	May 2080
Hotel Zeppelin San Francisco	Operating and capital lease	June 2059	(4)
Harbor Court Hotel San Francisco	Capital lease	August 2052
The Roger New York	Capital lease	December 2044

(1) The expiration date assumes the exercise of all 19 five-year extension options.
(2) The Company has the option, subject to certain terms and conditions, to extend the ground lease for 14 years to 2070.
(3) No payments are required through maturity.
(4) The Company has an option, subject to certain terms and conditions, to extend the ground lease for 30 years to 2089.

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. For the years ended December 31, 2019, 2018 and 2017, ground rent expense was $31.7 million, $14.5 million and $13.5 million, respectively. For the year ended December 31, 2019, fixed ground rent expense was $17.0 million and variable ground rent expense was $14.7 million. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income.

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.

Maturity of lease liabilities for the Company's operating leases is as follows (in thousands):

Year ending December 31,
2020	$17,924
2021	18,608
2022	18,921
2023	18,107
2024	18,192
Thereafter	1,150,613
Total lease payments	$1,242,365
Less: Imputed interest	(986,127)
Present value of lease liabilities	$256,238

Future minimum annual rental payments, including capital lease payments, assuming fixed rent for all periods and excluding percentage rent and CPI adjustments, prior to adoption of ASC 842 is as follows as of December 31, 2018 (in thousands):

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2019	2018	2017

	(in thousands)
Interest paid, net of capitalized interest	$91,918	$48,658	$33,999
Interest capitalized	$347	$—	$—
Income taxes paid	$4,568	$4,047	$575
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$51,006	$36,201	$28,381
Distributions payable on preferred shares	$7,558	$7,558	$3,442
Issuance of common shares for Board of Trustees compensation	$740	$662	$503
Accrued additions and improvements to hotel properties	$3,192	$8,620	$961
Right of use assets obtained in exchange for lease liabilities	$257,167	$—	$—
Purchase of ground lease	$16,604	$—	$—
Write-off of fully depreciated building, furniture, fixtures and equipment	$28,120	$—	$14,134
Write-off of deferred financing costs	$3,013	$—	$5,956
The Company also had the following transactions in connection with the LaSalle merger (1):
Issuance of common shares	$—	$2,144,057	$—
Issuance of Series E and F preferred shares	$—	$234,222	$—
Issuance of OP units	$—	$4,665	$—
Exchange of LaSalle shares as part of purchase price	$—	$346,544	$—

(1) Refer to Note 3, Business Combinations and Acquisition and Disposition of Hotel Properties - Merger with LaSalle Hotel Properties, for information related to the non-cash investing and financing activities related to the acquisition of LaSalle.

Note 13. Subsequent Events
On January 9, 2020, the Company entered into an agreement to sell InterContinental Buckhead Atlanta and Sofitel Washington DC Lafayette Square for an aggregate sales price of $331.0 million to an unaffiliated third-party. The Company expects the sale of these hotel properties to be completed during the first quarter of 2020, subject to customary closing conditions, although no assurances can be given that the sales will be completed on these terms, or at all.
On February 12, 2020, the Board of Trustees granted awards of an aggregate of 278,429 service condition restricted common shares and target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2023 and and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2020 through December 31, 2022.
On February 12, 2020, the Board of Trustees granted awards of 415,818 LTIP Class B units to executive officers and 217,083 service condition restricted common shares to employees of the Company. These awards will vest ratably on January 1, 2023, 2024, 2025, and 2026.

Note 14. Quarterly Operating Results (Unaudited)

The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2019 and 2018 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$367,169	$442,083	$423,552	$379,409
Net income (loss)	5,655	60,518	29,980	19,572
Net income (loss) attributable to the Company	5,635	60,373	29,891	19,543
Net income (loss) attributable to common shareholders	(2,504)	52,234	21,752	11,404
Net income (loss) per share available to common shareholders, basic	$(0.02)	$0.40	$0.17	$0.08
Net income (loss) per share available to common shareholders, diluted	$(0.02)	$0.40	$0.17	$0.08

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$181,055	$206,501	$205,480	$235,642
Net income (loss)	24,516	58,295	29,917	(99,343)
Net income (loss) attributable to the Company	24,409	58,103	29,792	(98,911)
Net income (loss) attributable to common shareholders	20,386	54,079	25,769	(104,307)
Net income (loss) per share available to common shareholders, basic	$0.29	$0.78	$0.37	$(1.16)
Net income (loss) per share available to common shareholders, diluted	$0.29	$0.78	$0.37	$(1.16)

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2019
(In thousands)

	Initial Costs				Gross Amount at End of Year
Description	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Sir Francis Drake	$22,500	$60,547	$6,953	$38,927	$22,500	$87,069	$19,358	$128,927	$35,560	$93,367	1928	6/22/2010	3-40 years
InterContinental Buckhead Atlanta	25,000	68,844	11,000	16,822	25,000	75,874	20,792	121,666	36,558	85,108	2004	7/1/2010	3-40 years
Hotel Monaco Washington DC	—	60,630	2,441	20,974	—	76,105	7,940	84,045	23,038	61,007	1839	9/9/2010	3-40 years
Skamania Lodge	7,130	44,987	3,523	20,829	7,153	59,839	9,477	76,469	17,328	59,141	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica	18,784	81,580	2,295	18,403	18,784	92,247	10,031	121,062	31,043	90,019	1972	11/19/2010	3-40 years
Sofitel Philadelphia at Rittenhouse Square	18,000	64,256	4,639	20,147	18,000	75,833	13,209	107,042	26,030	81,012	2000	12/3/2010	3-40 years
Argonaut Hotel	—	79,492	4,247	8,737	—	83,630	8,846	92,476	26,781	65,695	1907	2/16/2011	3-40 years
Westin San Diego Gaslamp Quarter	25,537	86,089	6,850	32,753	25,537	109,216	16,476	151,229	34,086	117,143	1987	4/6/2011	1-40 years
Hotel Monaco Seattle	10,105	38,888	2,073	12,173	10,105	45,306	7,828	63,239	16,988	46,251	1969	4/7/2011	3-40 years
Mondrian Los Angeles	20,306	110,283	6,091	31,352	20,306	127,234	20,492	168,032	39,538	128,494	1959	5/3/2011	3-40 years
W Boston	19,453	63,893	5,887	16,676	19,453	76,231	10,225	105,909	20,518	85,391	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	7,294	22,166	290	17,610	7,294	35,195	4,871	47,360	11,557	35,803	1913	4/4/2012	3-40 years
Hotel Vintage Seattle	8,170	23,557	706	8,814	8,170	29,471	3,606	41,247	8,953	32,294	1922	7/9/2012	3-40 years
Hotel Vintage Portland	6,222	23,012	1,093	16,246	6,222	34,877	5,474	46,573	11,220	35,353	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills	24,403	93,203	3,600	28,254	24,403	115,902	9,155	149,460	29,199	120,261	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	63,430	3,780	13,034	—	74,467	5,777	80,244	16,439	63,805	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	20,103	90,162	6,881	28,474	20,103	108,621	16,896	145,620	28,829	116,791	1988	1/29/2013	3-40 years
The Hotel Zags (formerly Hotel Modera)	8,215	37,874	1,500	7,316	8,215	43,528	3,162	54,905	8,670	46,235	1962	8/28/2013	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2019
(In thousands)

Hotel Zephyr Fisherman's Wharf	—	116,445	3,550	40,179	—	152,896	7,278	160,174	31,963	128,211	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	12,561	43,665	1,094	36,126	12,561	74,643	6,242	93,446	17,398	76,048	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	18,493	92,339	8,757	12,117	18,493	98,620	14,593	131,706	23,365	108,341	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, Autograph Collection	12,108	46,317	1,271	17,975	12,108	58,731	6,832	77,671	12,545	65,126	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	90,675	1,500	13,958	—	99,711	6,422	106,133	16,462	89,671	1972	11/20/2014	3-40 years
Union Station Hotel Nashville, Autograph Collection	—	37,803	6,833	22,233	—	55,292	11,577	66,869	16,711	50,158	1900	12/10/2014	3-40 years
Revere Hotel Boston Common	41,857	207,817	10,596	(44,317)	17,367	180,456	18,130	215,953	35,574	180,379	1972	12/18/2014	3-40 years
LaPLaya Beach Resort & Club	112,575	82,117	6,733	29,186	112,575	108,412	9,624	230,611	17,793	212,818	1968	5/21/2015	3-40 years
Hotel Zoe Fisherman's Wharf	29,125	90,323	2,500	16,521	29,125	104,958	4,386	138,469	14,620	123,849	1990	6/11/2015	2-40 years
Villa Florence San Francisco on Union Square	41,272	94,257	2,994	623	41,272	94,434	3,440	139,146	4,185	134,961	1908	11/30/2018	3-40 years
Hotel Vitale	—	105,693	3,896	842	—	106,020	4,411	110,431	5,003	105,428	2005	11/30/2018	3-40 years
The Marker San Francisco	45,243	68,244	5,453	1,167	45,243	68,474	6,390	120,107	3,859	116,248	1910/1995	11/30/2018	3-40 years
Hotel Spero	39,363	64,804	11,235	576	39,363	65,002	11,613	115,978	3,525	112,453	1928/1999	11/30/2018	3-40 years
Chaminade Resort & Spa	22,590	37,114	6,009	5,457	22,590	40,039	8,541	71,170	2,385	68,785	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	79,009	6,190	301	—	79,058	6,442	85,500	3,121	82,379	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	91,442	5,257	2,990	—	93,098	6,591	99,689	3,976	95,713	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	17,876	65,515	2,496	3,817	17,876	66,943	4,885	89,704	2,730	86,974	1970	11/30/2018	3-40 years
Montrose West Hollywood	16,842	58,729	6,499	507	16,842	58,752	6,983	82,577	2,608	79,969	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	14,462	43,157	5,983	1,096	14,462	43,776	6,460	64,698	2,132	62,566	1970/2005	11/30/2018	3-40 years
Grafton on Sunset	12,440	36,932	3,951	506	12,440	37,236	4,153	53,829	2,095	51,734	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	291,754	35,780	1,963	—	293,126	36,371	329,497	13,518	315,979	1983	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2019
(In thousands)

The Liberty, A Luxury Collection Hotel, Boston	—	195,797	15,126	1,547	—	196,446	16,024	212,470	7,701	204,769	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	122,344	6,862	3,785	—	125,596	7,395	132,991	4,877	128,114	1993	11/30/2018	3-40 years
Sofitel Washington DC Lafayette Square	35,304	82,089	7,691	384	35,304	82,310	7,854	125,468	4,314	121,154	2002	11/30/2018	3-40 years
George Hotel	15,373	65,529	4,489	255	15,373	65,542	4,731	85,646	2,997	82,649	1928	11/30/2018	3-40 years
Mason & Rook Hotel	18,686	60,927	2,838	2,818	18,686	61,807	4,776	85,269	2,322	82,947	1962	11/30/2018	3-40 years
Donovan Hotel	19,035	60,402	2,066	7,592	19,035	62,288	7,772	89,095	1,605	87,490	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	199,304	22,032	5,459	20	201,544	25,231	226,795	9,020	217,775	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	33,017	131,926	7,741	1,245	33,046	132,474	8,409	173,929	5,704	168,225	2000	11/30/2018	3-40 years
Solamar Hotel	—	74,768	8,830	24,212	23,472	74,904	9,434	107,810	3,961	103,849	2005	11/30/2018	3-40 years
L'Auberge Del Mar	33,304	92,297	5,393	1,351	33,304	92,839	6,202	132,345	3,386	128,959	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	80,733	9,458	17,868	—	91,107	16,952	108,059	4,519	103,540	1962	11/30/2018	3-40 years
The Heathman Hotel	14,243	38,694	7,062	1,016	14,243	39,277	7,495	61,015	2,193	58,822	1927	11/30/2018	3-40 years
Southernmost Beach Resort	86,131	238,470	8,366	5,020	86,131	242,273	9,583	337,987	8,861	329,126	1958-2008	11/30/2018	3-40 years
The Marker Resort Key West	25,463	66,903	2,486	3,175	25,463	68,887	3,677	98,027	2,555	95,472	2014	11/30/2018	3-40 years
The Roger New York	—	42,882	3,060	1,851	—	43,822	3,971	47,793	2,018	45,775	1930/1998	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	39,576	114,014	7,608	2,246	39,576	115,587	8,281	163,444	4,791	158,653	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	44,983	103,160	23,744	3,744	44,983	105,146	25,502	175,631	6,595	169,036	1963/1972	11/30/2018	3-40 years

	$1,043,144	$4,727,283	$357,278	$604,932	$1,042,198	$5,132,171	$558,268	$6,732,637	$735,322	$5,997,315

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) The Company had no encumbrances on any of its hotel properties at December 31, 2019.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2019
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2016	$3,031,139
Acquisitions	—
Capital expenditures	80,737
Disposal of Assets	(207,804)
Balance at December 31, 2017	$2,904,072
Acquisitions	4,120,641
Capital expenditures	95,348
Disposal of Assets	(42,438)
Balance at December 31, 2018	$7,077,623
Acquisitions	23,472
Capital expenditures	159,574
Disposal of Assets	(503,383)
Other	(24,649)
Balance at December 31, 2019	$6,732,637

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2016	$358,485
Depreciation	101,157
Disposal of Assets	(12,020)
Balance at December 31, 2017	$447,622
Depreciation	107,496
Disposal of Assets	(11,688)
Balance at December 31, 2018	$543,430
Depreciation	226,953
Disposal of Assets	(35,061)
Balance at December 31, 2019	$735,322

The aggregate cost of properties for federal income tax purposes is approximately $6.4 billion as of December 31, 2019.