Form 10-Q
period 2020-03-31
Pebblebrook Hotel Trust
filed 2020-05-07
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland		27-1055421
(State of Incorporation or Organization)		(I.R.S. Employer Identification No.)

4747 Bethesda Avenue	Suite 1100
Bethesda,	Maryland	20814
(Address of Principal Executive Offices)		(Zip Code)

(240)	507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	PEB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Shares	PEB-PC	New York Stock Exchange
6.375% Series D Cumulative Redeemable Preferred Shares	PEB-PD	New York Stock Exchange
6.375% Series E Cumulative Redeemable Preferred Shares	PEB-PE	New York Stock Exchange
6.30% Series F Cumulative Redeemable Preferred Shares	PEB-PF	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common shares of beneficial interest ($0.01 par value per share)	130,756,252

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)
	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,106,943	$6,332,587
Cash and cash equivalents	727,372	30,098
Restricted cash	19,396	26,777
Hotel receivables (net of allowance for doubtful accounts of $824 and $738, respectively)	24,707	49,619
Prepaid expenses and other assets	59,525	59,474
Total assets	$6,937,943	$6,498,555
LIABILITIES AND EQUITY
Debt	$2,708,258	$2,229,220
Accounts payable and accrued expenses	546,196	516,437
Deferred revenues	40,733	57,704
Accrued interest	5,686	4,694
Distribution payable	9,304	58,564
Total liabilities	3,310,177	2,866,619
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at March 31, 2020 and at December 31, 2019), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,563,226 shares issued and outstanding at March 31, 2020 and 130,484,956 shares issued and outstanding at December 31, 2019	1,306	1,305
Additional paid-in capital	4,075,727	4,069,410
Accumulated other comprehensive income (loss)	(78,980)	(24,715)
Distributions in excess of retained earnings	(391,950)	(424,996)
Total shareholders’ equity	3,606,307	3,621,208
Non-controlling interests	21,459	10,728
Total equity	3,627,766	3,631,936
Total liabilities and equity	$6,937,943	$6,498,555
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2020	2019
Revenues:
Room	$177,141	$248,986
Food and beverage	67,092	86,750
Other operating	24,874	31,433
Total revenues	269,107	367,169
Expenses:
Hotel operating expenses:
Room	54,125	67,375
Food and beverage	51,859	63,357
Other direct and indirect	95,470	106,075
Total hotel operating expenses	201,454	236,807
Depreciation and amortization	55,828	54,302
Real estate taxes, personal property taxes, property insurance, and ground rent	29,766	31,437
General and administrative	22,613	11,126
Impairment loss	20,570	—
(Gain) loss on sale of hotel properties	(117,448)	—
(Gain) loss and other operating expenses	1,433	3,560
Total operating expenses	214,216	337,232
Operating income (loss)	54,891	29,937
Interest expense	(23,591)	(29,328)
Other	24	9
Income (loss) before income taxes	31,324	618
Income tax (expense) benefit	10,744	5,037
Net income (loss)	42,068	5,655
Net income (loss) attributable to non-controlling interests	119	20
Net income (loss) attributable to the Company	41,949	5,635
Distributions to preferred shareholders	(8,139)	(8,139)
Net income (loss) attributable to common shareholders	$33,810	$(2,504)
Net income (loss) per share available to common shareholders, basic	$0.26	$(0.02)
Net income (loss) per share available to common shareholders, diluted	$0.26	$(0.02)
Weighted-average number of common shares, basic	130,555,846	130,431,074
Weighted-average number of common shares, diluted	130,678,908	130,431,074

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2020	2019

Comprehensive Income:
Net income (loss)	$42,068	$5,655
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(54,265)	(9,039)
Comprehensive income (loss)	(12,197)	(3,384)
Comprehensive income (loss) attributable to non-controlling interests	(35)	(6)
Comprehensive income (loss) attributable to the Company	$(12,162)	$(3,378)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	1,570	—	—	1,572	276	1,848
Distributions on common shares/units	—	—	—	—	—	—	(49,771)	(49,771)	(141)	(49,912)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(9,039)	—	(9,039)	—	(9,039)
Net income (loss)	—	—	—	—	—	—	5,635	5,635	20	5,655
Balance at March 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,063,830	$(7,709)	$(361,081)	$3,696,549	$10,250	$3,706,799

Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(85)	—	—	(85)	—	(85)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	102,249	1	7,020	—	—	7,021	10,616	17,637
Distribution on common shares/units	—	—	—	—	—	—	(764)	(764)	(4)	(768)
Distribution on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(54,265)	—	(54,265)	—	(54,265)
Net income (loss)	—	—	—	—	—	—	41,949	41,949	119	42,068
Balance at March 31, 2020	20,400,000	$204	130,563,226	$1,306	$4,075,727	$(78,980)	$(391,950)	$3,606,307	$21,459	$3,627,766

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the three months ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$42,068	$5,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,828	54,302
Share-based compensation	17,637	1,848
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	3,594	1,488
(Gain) loss on sale of hotel properties	(117,448)	—
Impairment and other losses	20,570	—
Non-cash ground rent	1,574	1,520
Other	146	2,222
Changes in assets and liabilities:
Hotel receivables	23,386	(12,793)
Prepaid expenses and other assets	(5,200)	54
Accounts payable and accrued expenses	(26,326)	4,784
Deferred revenues	(14,337)	(2,742)
Net cash provided by (used in) operating activities	1,492	56,338
Investing activities:
Improvements and additions to hotel properties	(50,099)	(43,344)
Proceeds from sales of hotel properties	320,036	245,096
Purchase of corporate office equipment, software, and furniture	—	(6)
Net cash provided by (used in) investing activities	269,937	201,746
Financing activities:
Payment of offering costs — common and preferred shares	(85)	(275)
Payment of deferred financing costs	—	(105)
Borrowings under revolving credit facilities	760,115	1,893
Repayments under revolving credit facilities	(281,947)	(171,893)
Repayments of debt	—	(70,614)
Repurchases of common shares	(1,255)	(4,009)
Distributions — common shares/units	(50,027)	(35,493)
Distributions — preferred shares	(8,139)	(8,139)
Repayments of refundable membership deposits	(198)	(189)
Net cash provided by (used in) financing activities	418,464	(288,824)
Net change in cash and cash equivalents and restricted cash	689,893	(30,740)
Cash and cash equivalents and restricted cash, beginning of year	56,875	107,811
Cash and cash equivalents and restricted cash, end of period	$746,768	$77,071
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
As of March 31, 2020, the Company owned 54 hotels with a total of 13,352 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2020, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

COVID-19, Management’s Plans and Liquidity
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been nearly eliminated. Following the government mandates and health official recommendations, the Company temporarily suspended operations at 46 of its 54 hotels and resorts and dramatically reduced staffing and expenses at the eight hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and the Company can be confident that reopening the hotels will not jeopardize the health and safety of guests, employees and communities. COVID-19 has had a negative impact on the Company's operations and financial results to date, and yet the full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at the Company's hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company expects that the COVID-19 pandemic may ultimately have a significant impact on the Company's results of operations, financial position and cash flow in 2020. As a result, in March 2020, the Company fully drew down on its $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on its common shares to one penny for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of its executive officers, board of trustees and employees, and, working closely with its hotel operating partners, significantly reduced its hotels' operating expenses. In an effort to protect the health and safety of the Company's employees, the Company adopted an optional remote-work policy and other physical distancing policies at its corporate office and it does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.  Transitioning to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, the Company maintained unrestricted cash of $727.4 million. The Company has no scheduled debt maturities until the fourth quarter of 2021 and all of its debt is unsecured. Management has evaluated the current business environment and its effect on the Company's results of operations, the actions the Company has taken and the other options available to the Company and has determined that the Company has sufficient liquidity in the event of a prolonged decline in hotel demand without additional equity or debt financing or property sales.
Although the Company was in compliance with all its debt covenants as of March 31, 2020, management has determined it is probable the Company will violate certain financial covenants under its credit agreements within the next twelve months if covenant waivers are not obtained. If the Company were to violate one or more financial covenants, the lenders could declare the Company in default and could accelerate the amounts due under a portion or all of the Company’s outstanding debt. The Company is actively negotiating the terms for waivers with its lenders and the Company believes it will receive such waivers before any covenants are violated. However, because any waivers would be granted at the sole discretion of the lenders, the Company has determined that there is substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. U.S. generally accepted accounting principles (“U.S. GAAP”) requires that in making this determination, the Company could not consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining covenant waivers, all of which are outside of the Company's control. Management believes that obtaining the waivers currently being negotiated will remove the reason for the determination of substantial doubt, however, there can be no assurance that the Company will be able to obtain waivers on acceptable terms or at all. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining waivers as described above, the Company believes it could raise additional funds if needed through a combination of hotel dispositions or debt or equity financings.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
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

Investment in Hotel Properties
Upon acquisition of a hotel property, the Company measures and recognizes the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Hotel acquisitions are generally considered to be asset acquisitions defined by ASU 2017-01 and transaction costs related to asset acquisitions are capitalized. Transaction costs related to business combinations are expensed as incurred and included on the consolidated statements of operations and comprehensive income.
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
Certain of the Company's hotels have retail spaces, restaurants or other spaces which the Company leases to third parties. When collection of substantially all lease payments during the lease term is considered probable, lease revenue is recognized on a straight-line basis over the life of the lease. When collection of substantially all lease payments during the lease term is not considered probable, revenue is recognized as the lesser of the amount under straight-line basis or cash received. Lease revenue is included in other operating revenues in the Company's consolidated statements of operations and comprehensive income.
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
Income Taxes
To qualify as a REIT for federal income tax purposes, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to its shareholders. As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. The Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, PHL, whose subsidiaries lease the Company’s hotels from the Operating Partnership, is subject to federal and state income taxes. The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
During the first quarter of 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the three months ended March 31, 2020 and 2019.
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
During the three months ended March 31, 2020, the Company sold two hotel properties in a single transaction for an aggregate sales price of $331.0 million. In connection with this transaction, the Company recorded an aggregate of $117.4 million net gain on sale, which is included in (gain) loss on sale of hotel properties, in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020 and 2019, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $4.3 million and $10.3 million, respectively, related to the hotel properties sold.
The following table sets forth information regarding the disposition transactions during the three months ended March 31, 2019 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Liaison Capitol Hill	Washington, D.C.	February 14, 2019	$111,000
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019	141,450
Total			$252,450

The Company recognized no gain or loss on these dispositions. The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land	$982,016	$1,042,198
Buildings and improvements	4,853,709	4,998,108
Furniture, fixtures and equipment	506,773	522,631
Capital lease asset	134,063	134,063
Construction in progress	45,503	35,637
	$6,522,064	$6,732,637
Right-of-use asset, operating leases	333,611	335,272
Investment in hotel properties	$6,855,675	$7,067,909
Less: Accumulated depreciation	(748,732)	(735,322)
Investment in hotel properties, net	$6,106,943	$6,332,587

The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the effects of the COVID-19 pandemic on our expected future operating cash flows, we determined certain impairment triggers had occurred and as a result, the Company assessed its investment in hotel properties for recoverability. Based on the analysis performed, the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements.

On January 1, 2019, the Company adopted ASC 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2020, the Company's right-of-use assets of $333.6 million, which included favorable and unfavorable intangibles, are included in the investment in hotel properties and its related lease liabilities of $256.3 million are presented in accounts payable and accrued expenses in the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.

Note 5. Debt
The Company's debt consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$643,168	$165,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$643,168	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(9,497)	(10,343)
Total term loans			$1,965,503	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(413)	(437)
Total senior unsecured notes			$99,587	$99,563
Total debt			$2,708,258	$2,229,220

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of March 31, 2020, $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 3.56%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.55%. As of December 31, 2019, $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 3.32%.

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. In March 2020, as part of our plans to enhance liquidity due to the impact of COVID-19, we fully drew down the remaining availability on this revolving credit facility. As of March 31, 2020, the Company had $643.2 million of outstanding borrowings, $6.8 million of outstanding letters of credit and no borrowing capacity remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of March 31, 2020, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $6.8 million and $2.8 million were outstanding as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, the Company was in compliance with the debt covenants of the credit agreements that govern the unsecured revolving credit facilities. See additional discussion on the impact of the COVID-19 pandemic on debt covenants in Note 1.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of March 31, 2020, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2020, the Company was in compliance with all such debt covenants.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2020	2019
Unsecured revolving credit facilities	$2,305	$1,400
Unsecured term loan facilities	17,152	21,865
Senior unsecured notes	1,198	1,198
Mortgage debt	—	626
Amortization of deferred financing fees	1,190	1,488
Other	1,746	2,751
Total interest expense	$23,591	$29,328

The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of March 31, 2020 and December 31, 2019 was $106.2 million and $101.2 million, respectively.
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

The Company's interest rate swaps at March 31, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	March 31, 2020	December 31, 2019
Swap - cash flow	1.63%		January 2020	$—	$50,000
Swap - cash flow	1.63%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	50,000	50,000
Swap - cash flow	1.99%		November 2023	30,000	30,000
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	50,000	—
Swap - cash flow	2.60%		January 2024	25,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Total				$1,630,000	$1,630,000
________________________
(1) Swaps assumed in connection with the merger with LaSalle Hotel Properties on November 30, 2018.

In addition, as of March 31, 2020 and December 31, 2019, the Company had interest rates swaps for aggregate notional amounts of $290.0 million and $590.0 million, respectively, which will become effective in the future as current swaps mature. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/

payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of March 31, 2020, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $72.7 million in the accompanying consolidated balance sheets. For the three months ended March 31, 2020 and 2019, there was $(54.3) million and $(9.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three months ended March 31, 2020 and 2019, the Company reclassified $1.8 million and $(2.5) million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $30.0 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
San Francisco, CA	$60,040	$83,243
San Diego, CA	41,679	57,288
Boston, MA	35,942	47,532
Southern FL	35,191	39,530
Los Angeles, CA	34,788	47,364
Other (1)	20,311	27,841
Portland, OR	15,648	18,703
Washington, D.C.	10,909	27,928
Chicago, IL	10,273	11,099
Seattle, WA	4,326	6,641
	$269,107	$367,169
(1) Other includes: Atlanta (Buckhead), GA, Minneapolis, MN, Nashville, TN, New York, NY, Philadelphia, PA and Santa Cruz, CA.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the three months ended March 31, 2020, the Company had no repurchases under this program and as of March 31, 2020, $56.6 million of common shares remained available for repurchase under this program.

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
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2020	March 31, 2020	April 15, 2020

Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following Preferred Shares were outstanding as of March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
Security Type	2020	2019
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2020:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series D	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series E	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.30% Series F	$0.39	March 31, 2020	March 31, 2020	April 15, 2020

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
As of March 31, 2020, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 12, 2020, the Board of Trustees granted 415,818 Class B LTIP units to its executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
As of March 31, 2020 and December 31, 2019, the Operating Partnership had 236,351 LTIP units outstanding. As of March 31, 2020, all of such LTIP units outstanding have vested. Vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be redeemed for common shares or cash as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of March 31, 2020 and December 31, 2019, the Operating Partnership had 133,605 and 133,605 OP units held by third parties, respectively, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2020, there were 883,725 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	149,179	$33.37
Granted	332,920	$25.53
Vested	(71,990)	$33.52
Cancelled	(217,083)	$25.53
Unvested at March 31, 2020	193,026	$28.75

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company cancelled the February 2020 retention grant and as a result accelerated and recognized an expense of $5.5 million. For the three months ended March 31, 2020 and 2019, the Company recognized approximately $6.1 million and $0.5 million respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of March 31, 2020, there was $5.1 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.2 years.
Performance-Based Equity Awards
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vested ratably, if at all, on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares for that measurement period. In January 2017, the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares for that measurement period. In January 2018, the Company issued 72,236 of common shares which represented achieving 145% of the 49,914 target number of shares for that measurement period. In January 2019, the Company issued 35,471 of common shares which represented achieving 71% of the 49,914 target number of shares for that measurement period. In February 2020, the Company issued 27,881 of common shares which represented achieving 56% of the 49,914 target number of shares for that measurement period.
On February 11, 2015, the Board of Trustees approved a target award of 44,962 performance-based equity awards to officers and employees of the Company. In January 2018, these awards vested and the Company issued 14,089 and 2,501 common shares to officers and non-executive management employees, respectively. The actual number of common shares that vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2015 through December 31, 2017.
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. In January 2018, these awards vested and the Company issued 1,079 common shares to the employee. The actual number of common shares that vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2017.
On February 10, 2016, the Board of Trustees approved a target award of 100,919 performance-based equity awards to officers and employees of the Company. In January 2019, these awards vested and the Company issued 142,173 and 31,146 common shares to officers and employees, respectively. The actual number of common shares that vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2018.
On February 15, 2017, the Board of Trustees approved a target award of 81,939 performance-based equity awards to officers and employees of the Company. In January 2020, these awards vested and the Company issued 1,972 and 405 common shares to officers and employees, respectively. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2017 through December 31, 2019.
On February 14, 2018, the Board of Trustees approved a target award of 78,918 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2021. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2021 based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2018 through December 31, 2020.
On February 13, 2019, the Board of Trustees approved a target award of 126,891 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2022. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2022 based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2019 through December 31, 2021.
On February 12, 2020, the Board of Trustees approved a target award of 161,777 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2023. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2023 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2020 through December 31, 2022.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions:

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component ($ in millions)		Volatility	Interest Rate	Dividend Yield
December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7		29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9		29.00%	0.34% - 2.25%	2.40%

February 11, 2015
Relative Total Shareholder Return	30.00%	$0.9		22.00%	1.02%	2.50%
Absolute Total Shareholder Return	40.00%	$0.7		22.00%	1.02%	2.50%
EBITDA Comparison	30.00%	$0.7		22.00%	1.02%	2.50%

July 27, 2015
Relative Total Shareholder Return	30.00%	$—	(1)	22.00%	0.68%	2.50%
Absolute Total Shareholder Return	40.00%	$—	(1)	22.00%	0.68%	2.50%
EBITDA Comparison	30.00%	$—	(1)	22.00%	0.68%	2.50%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6		25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2		25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4		25.00%	0.71%	3.00%

February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7		28.00%	1.27%	5.60%

February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5		28.00%	2.37%	4.70%

February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5		26.00%	2.52%	4.20%

February 12, 2020
Relative Total Shareholder Return	100%	$4.9		23.40%	1.41%	—%

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

Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of March 31, 2020, there was approximately $8.3 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.2 years. For the three months ended March 31, 2020 and 2019, the Company recognized $0.9 million and $1.1 million, respectively, in expense related to these awards.
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
As of March 31, 2020, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
On February 12, 2020, the Board of Trustees granted 415,818 Class B LTIP units to executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
As of March 31, 2020, the Company had 236,351 LTIP units outstanding. As of March 31, 2020, all of such LTIP units outstanding have vested.
For the three months ended March 31, 2020 and 2019, the Company recognized $10.6 million and $0.3 million, respectively, in expense related to these LTIP units. As of March 31, 2020, there was no unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
The Company's TRSs, PHL and LHL, are subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its TRSs' income tax expense (benefit) for the three months ended March 31, 2020 using an estimated combined federal and state effective tax rate of 26.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2020 and December 31, 2019, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2015.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$33,810	$(2,504)
Less: dividends paid on unvested share-based compensation	(2)	(73)
Undistributed earnings attributable to share-based compensation	(48)	—
Net income (loss) available to common shareholders	$33,760	$(2,577)
Denominator:
Weighted-average number of common shares — basic	130,555,846	130,431,074
Effect of dilutive share-based compensation	123,062	—
Weighted-average number of common shares — diluted	130,678,908	130,431,074

Net income (loss) per share available to common shareholders — basic	$0.26	$(0.02)
Net income (loss) per share available to common shareholders — diluted	$0.26	$(0.02)

For the three months ended March 31, 2020 and 2019, 203,152 and 179,476, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three months ended March 31, 2020 and 2019, combined base and incentive management fees were $6.9 million and $9.5 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2020 and December 31, 2019, the Company had $19.4 million and $26.8 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases

As of March 31, 2020, the following hotels were subject to leases as follows:

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. For the three months ended March 31, 2020 and 2019, ground rent expense was $6.3 million and $7.6 million, respectively. For the three months ended March 31, 2020, fixed ground rent expense was $4.3 million and variable ground rent expense was $2.0 million. For the three months ended March 31, 2019, fixed ground rent expense was $4.3 million and variable ground rent expense was $3.3 million. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income.

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

Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2020	2019

	(in thousands)
Interest paid, net of capitalized interest	$20,300	$22,589
Interest capitalized	$680	$—
Income taxes paid (refunded)	$(4)	$(163)
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,746	$50,621
Distributions payable on preferred shares	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$637	$740
Accrued additions and improvements to hotel properties	$7,124	$2,313
Right of use assets obtained in exchange for lease liabilities	$—	$247,162
Purchase of ground lease	$—	$16,444

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:

•
the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price;

•
as a result of the COVID-19 pandemic, we have suspended operations at most of our hotels and resorts, and if we are unable to recommence normal operations in the near-term, we may become out of compliance with a maintenance covenant in certain of our debt facilities;

•	world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels;

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

•	the availability and terms of financing and capital and the general volatility of securities markets;

•	our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;

•	risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;

•	interest rate increases;

•	our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;

•	the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions or dispositions in accordance with our business strategy;

•	the possibility of uninsured losses;

•	risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•	the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Overview

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at 46 of our 54 hotels and resorts and dramatically reduced staffing and expenses at the eight hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and we can be confident that reopening the hotels will not jeopardize the health and safety of guests, employees and communities. COVID-19 has had a negative impact on our operations and financial results to date, and yet the full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at our hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic may ultimately have a significant impact on our results of operations, financial position and cash flow in 2020. As a result, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced its hotels' operating expenses. In an effort to protect the health and safety of our employees, we adopted an optional remote-work policy and other physical distancing policies at our corporate office and we do not anticipate these policies to have any adverse impact on our ability to continue to operate our business.  Transitioning to a remote-work environment has not had a material adverse impact on our financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, we maintained unrestricted cash of $727.4 million, has no scheduled debt maturities until the fourth quarter of 2021 and all of our debt is unsecured. We have evaluated the current business environment and its effect on our results of operations, the actions we have taken and the other options available to us and have determined that we have sufficient liquidity in the event of a prolonged decline in hotel demand without additional equity or debt financing or property sales.
Although we were in compliance with all of our debt covenants as of March 31, 2020, we have determined it is probable we will violate certain financial covenants under our credit agreements within the next twelve months if covenant waivers are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. We are actively negotiating the terms for waivers with our lenders and we believe we will receive such waivers before any covenants are violated. However, because any waivers would be granted at the sole discretion of the lenders, management has determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. GAAP requires that in making this determination we could not consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining covenant waivers, all of which are outside of our control. We believe that obtaining the waivers currently being negotiated will remove the reason for the determination of substantial doubt, however, there can be no assurance that we will be able to obtain waivers on acceptable terms or at all. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining waivers as described above, we believe we could raise additional funds if needed through a combination of hotel dispositions or debt or equity financings.

During the three months ended March 31, 2020, significant transactions included:
•Sold two hotel properties for an aggregate sales price of $331.0 million and recognized a gain of $117.4 million.
•Recognized an impairment loss of $20.6 million for a retail component of a hotel.
•Incurred approximately $5.0 million in connection with suspensions of operations at our hotels.
•Cancelled LTIP Class B units and time-based service condition awards granted in February 2020 and incurred full compensation expense of $16.0 million.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019

Same-Property Occupancy	56.7%	75.5%
Same-Property ADR	$249.94	$252.01
Same-Property RevPAR	$141.71	$190.26
Same-Property Total RevPAR	$213.58	$280.88

While the operations of many of our hotels were temporarily suspended throughout the month of March 2020, the above schedule includes information from all hotels owned as of March 31, 2020, except, for the first quarter in both 2020 and 2019, Donovan Hotel because it was closed during the first quarter of 2020 for renovation and both InterContinental Buckhead Atlanta and Sofitel Washington DC Lafayette Square because they were sold in the first quarter of 2020.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net income (loss)	$42,068	$5,655
Adjustments:
Depreciation and amortization	55,717	54,243
(Gain) loss on sale of hotel properties	(117,448)	—
Impairment loss	20,570	—
FFO	$907	$59,898
Distribution to preferred shareholders	(8,139)	(8,139)
FFO available to common share and unit holders	$(7,232)	$51,759
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Net income (loss)	$42,068	$5,655
Adjustments:
Interest expense	23,591	29,328
Income tax expense (benefit)	(10,744)	(5,037)
Depreciation and amortization	55,828	54,302
EBITDA	$110,743	$84,248
(Gain) loss on sale of hotel properties	(117,448)	—
Impairment loss	20,570	—
EBITDAre	$13,865	$84,248
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
Results of Operations
At March 31, 2020 and 2019, we had 54 and 61, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2020 and 2019. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Acquisition/Disposition Date
The Liaison Capitol Hill	Washington, D.C.	February 14, 2019
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019
Onyx Hotel	Boston, MA	May 29, 2019
Hotel Amarano Burbank	Burbank, CA	July 16, 2019
Rouge Hotel	Washington, D.C.	September 12, 2019
Hotel Madera	Washington, D.C.	September 26, 2019
Topaz Hotel	Washington, D.C.	November 22, 2019
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019
Revenues — Total hotel revenues decreased by $98.1 million, of which $18.6 million was contributed by the non-comparable properties and the remaining decline was due to suspension of operations at our hotels in March 2020 as a result of the COVID-19 pandemic.
Hotel operating expenses — Total hotel operating expenses decreased by $35.4 million, of which $12.7 million was contributed by the non-comparable properties and the remaining decline was due to suspension of operations at our hotels in March 2020 as a result of the COVID-19 pandemic offset by an increase of $5.0 million in expenses related to the suspended operations at the hotels.
Depreciation and amortization — Depreciation and amortization expense increased by $1.5 million, due to additional assets added from renovations and offset by sold hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.7 million due to a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses increased by $11.5 million primarily due to $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards. This was partially offset by transaction costs incurred in 2019 related to the LaSalle merger. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance, state franchise taxes and other expenses.
Impairment loss — We recognized an impairment loss of $20.6 million related to a retail component of a hotel. There was no comparable transaction in 2019.
(Gain) loss on sale of hotel properties — (Gain) loss on sale of hotel properties increased by $117.4 million from the sale of two properties. There were no comparable transactions in 2019.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $2.1 million due primarily to the $3.2 million in hotel management transition expense incurred in 2019.
Interest expense — Interest expense decreased by $5.7 million as a result of the pay-down of unsecured term loans since March 31, 2019. In March 2020, to enhance liquidity as a result of the actual and anticipated impacts of the COVID-19 pandemic, we fully drew down the $650.0 million unsecured revolving credit facility.
Income tax (expense) benefit — Income tax benefit increased by $5.7 million due primarily to an increase in taxable loss of our TRS as a result of suspended operations at our hotels during the three months ended March 31, 2020 compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
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

Liquidity and Capital Resources
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand has been nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at 46 of our 54 hotels and resorts and dramatically reduced staffing and expenses at the eight hotels that remain operational. Operations will remain suspended until state and local government restrictions and requirements are lifted and we can be confident that reopening the hotels will not jeopardize the health and safety of guests, employees and communities. COVID-19 has had a negative impact on our operations and financial results to date, and yet the full financial impact of the reduction in hotel demand caused by the pandemic and suspension of operations at our hotels cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We expect that the COVID-19 pandemic may ultimately have a significant impact on our results of operations, financial position and cash flow in 2020. As a result, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny for the first quarter of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced its hotels' operating expenses. In an effort to protect the health and safety of our employees, we adopted an optional remote-work policy and other physical distancing policies at our corporate office and we do not anticipate these policies to have any adverse impact on our ability to continue to operate our business.  Transitioning to a remote-work environment has not had a material adverse impact on our financial reporting system, internal controls or disclosure controls and procedures.
As of March 31, 2020, we maintained unrestricted cash of $727.4 million. We have no scheduled debt maturities until the fourth quarter of 2021 and all of our debt is unsecured. We have evaluated the current business environment and its effect on our results of operations, the actions we have taken and the other options available to us and have determined that we have sufficient liquidity in the event of a prolonged decline in hotel demand without additional equity or debt financing or property sales.
Although we were in compliance with all of our debt covenants as of March 31, 2020, we have determined it is probable we will violate certain financial covenants under our credit agreements within the next twelve months if covenant waivers are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt. We are actively negotiating the terms for waivers with our lenders and we believe we will receive such waivers before any covenants are violated. However, because any waivers would be granted at the sole discretion of the lenders, management has determined that there is substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. U.S. GAAP requires that in making this determination we could not consider future fundraising activities, whether through equity or debt offerings or dispositions of hotel properties, or the likelihood of obtaining covenant waivers, all of which are outside of our control. We believe that obtaining the waivers currently being negotiated will remove the reason for the determination of substantial doubt, however, there can be no assurance that we will be able to obtain waivers on acceptable terms or at all. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other possible lender protections. In addition to or in lieu of obtaining waivers as described above, we believe we could raise additional funds if needed through a combination of hotel dispositions or debt or equity financings.

Our debt consisted of the following as of March 31, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	March 31, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$643,168	$165,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$643,168	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating (3)	November 2021	300,000	300,000
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(9,497)	(10,343)
Total term loans			$1,965,503	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(413)	(437)
Total senior unsecured notes			$99,587	$99,563
Total debt			$2,708,258	$2,229,220
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of March 31, 2020, approximately $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 3.56%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.55%. As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 3.32%.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. In March 2020, as part of our plans to enhance liquidity due to the actual and anticipated impact of the COVID-19 pandemic, we fully drew down on this revolving credit facility. As of March 31, 2020, we had $643.2 million of outstanding borrowings and no borrowing capacity remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As of March 31, 2020, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the three months ended March 31, 2020. As of March 31, 2020, $56.6 million of common shares remained available for repurchase under this program.
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
Cash Provided by Operations. Our cash provided by operating activities was $1.5 million for the three months ended March 31, 2020. Our cash from operations includes the operating activities of the 54 hotels we owned as of March 31, 2020, offset by corporate expenses. Our cash provided by operating activities was $56.3 million for the three months ended March 31, 2019. Our cash from operations includes the operating activities of the 61 hotels we wholly owned as of March 31, 2019.
Cash Provided by and Used in Investing Activities. Our cash provided by investing activities was $269.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we invested $50.1 million in improvements to our hotel properties and received $320.0 million from sales of hotel properties. Our cash provided by investing activities was $201.7 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, we invested $43.3 million in improvements to our hotel properties and received $245.1 million from sales of hotel properties.
Cash Provided by and Used In Financing Activities. Our cash provided by financing activities was $418.5 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $281.9 million under the revolving credit facilities, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $58.2 million in distributions and paid $0.2 million in other transactions. For the three months ended March 31, 2019, cash used in financing activities was $288.8 million. During the three months ended March 31, 2019, we borrowed $1.9 million under the revolving credit facilities, repaid $171.9 million under the revolving credit facilities, repaid $70.6 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $43.6 million in distributions and paid $0.7 million in other transactions.
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
For the three months ended March 31, 2020, we invested $50.1 million in capital investments to reposition and improve our properties. In response to the COVID-19 pandemic, we postponed all major non-essential capital investments other than those necessary to complete our 2020 major projects that were already under construction when the pandemic began. The projects we intend to complete in 2020 include:

•
a $25.0 million renovation and repositioning at Donovan Hotel. This renovation is expected to be completed near the end of the second quarter of 2020 at which time the hotel will be relaunched as Hotel Zena Washington D.C., a member of our "Unofficial Z Collection" proprietary brand;

•	an $18.0 million renovation at Embassy Suites San Diego Bay - Downtown which is expected to be completed in the second quarter of 2020;

•	a $16.0 million renovation at The Westin San Diego Gaslamp Quarter which is expected to be completed in the second quarter of 2020;

•	a $12.5 million comprehensive renovation at the Le Parc Suite Hotel to be completed by the end of the second quarter of 2020;

•	an $11.0 million final phase renovation at the San Diego Mission Bay Resort to be completed near the end of the second quarter of 2020; and

•	an $11.0 million comprehensive transformation of the Villa Florence San Francisco on Union Square to be completed by the end of 2020 at which time the hotel will be relaunched as The Lydon Hotel.

We expect total capital investments to be approximately $70.0 million to $90.0 million for the remainder of 2020. We will re-evaluate all deferred 2020 and 2021 capital projects later in the year as we obtain more clarity on the impact of the COVID-19 pandemic on hotel demand, our liquidity and the overall economic environment.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$2,160,681	$65,800	$1,163,809	$931,072	$—
Unsecured notes (1)	123,112	4,792	9,584	66,764	41,972
Borrowings under credit facilities (3)	671,328	15,692	655,636	—	—
Hotel and ground leases (4)	1,227,577	16,842	33,826	34,042	1,142,867
Capital lease obligation	65,450	1,277	2,658	2,738	58,777
Refundable membership initiation deposits (5)	30,414	223	—	24	30,167
Purchase commitments (6)	15,294	15,294	—	—	—
Corporate office leases	16,622	1,625	3,789	2,512	8,696
Total	$4,310,478	$121,545	$1,869,302	$1,037,152	$1,282,479
 ____________________

(1)	Amounts include principal and interest.

(2)
Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.

(3)
Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2020. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

(5)	Represents refundable initiation membership deposits from club members at LaPlaya Beach Resort and Club.

(6)
Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements
As of March 31, 2020, we had no off-balance sheet arrangements.
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

The Company has interest rate swap agreements with an aggregate notional amount of $1.6 billion to hedge variable interest rates on our unsecured term loans. In addition, as of March 31, 2020, the Company had interest rates swaps for an aggregate notional amount of $290.0 million which will become effective in the future as current swaps mature.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three months ended March 31, 2020 and 2019, there was $(54.3) million and $(9.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

As of March 31, 2020, $988.2 million of the Company's aggregate indebtedness (36.5% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $1.0 million, respectively.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, other than the addition of the risk factor set forth under Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 24, 2020.  However, as a result of the COVID-19 pandemic and its pervasive direct and indirect impacts throughout the world, the United States and the markets in which our hotel properties are located, as well as on the Company itself, many risk factors set forth in our Annual Report on Form 10-K for the year ended

December 31, 2019 that relate to a decrease in revenues, a tightening of credit markets or a reduction in capital market activity are more likely to occur and may be exacerbated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	33,238	$26.81	—	—
February 1, 2020 - February 29, 2020	14,269	$25.53	—	—
March 1, 2020 - March 31, 2020	—	$—	—	—
Total	47,507	$26.43	—	$56,600,000
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1†	Form of Performance Unit Award Agreement for Executive Officers
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH XBRL	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF XBRL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE XBRL	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
________________

*	Management agreement or compensatory plan or arrangement.

†	Filed herewith.

††	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	May 7, 2020	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer