Form 10-Q
period 2020-06-30
Pebblebrook Hotel Trust
filed 2020-07-30
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2020
Common shares of beneficial interest ($0.01 par value per share)	130,865,181

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)
	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,021,473	$6,332,587
Hotel held for sale	56,874	—
Cash and cash equivalents	339,810	30,098
Restricted cash	13,027	26,777
Hotel receivables (net of allowance for doubtful accounts of $890 and $738, respectively)	8,678	49,619
Prepaid expenses and other assets	55,241	59,474
Total assets	$6,495,103	$6,498,555
LIABILITIES AND EQUITY
Debt	$2,452,970	$2,229,220
Accounts payable, accrued expenses and other liabilities	247,094	260,166
Lease liabilities - operating leases	256,344	256,271
Deferred revenues	35,377	57,704
Accrued interest	3,492	4,694
Liabilities related to hotel held for sale	1,772	—
Distribution payable	9,308	58,564
Total liabilities	3,006,357	2,866,619
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at June 30, 2020 and at December 31, 2019), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,564,060 shares issued and outstanding at June 30, 2020 and 130,484,956 shares issued and outstanding at December 31, 2019	1,306	1,305
Additional paid-in capital	4,077,497	4,069,410
Accumulated other comprehensive income (loss)	(79,385)	(24,715)
Distributions in excess of retained earnings	(531,914)	(424,996)
Total shareholders’ equity	3,467,708	3,621,208
Non-controlling interests	21,038	10,728
Total equity	3,488,746	3,631,936
Total liabilities and equity	$6,495,103	$6,498,555
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Room	$10,801	$306,291	$187,942	$555,277
Food and beverage	3,089	97,965	70,181	184,715
Other operating	8,702	37,827	33,576	69,260
Total revenues	22,592	442,083	291,699	809,252
Expenses:
Hotel operating expenses:
Room	5,430	70,454	59,555	137,829
Food and beverage	3,707	66,934	55,566	130,291
Other direct and indirect	31,448	113,620	126,918	219,695
Total hotel operating expenses	40,585	251,008	242,039	487,815
Depreciation and amortization	55,520	53,299	111,348	107,601
Real estate taxes, personal property taxes, property insurance, and ground rent	27,460	30,984	57,226	62,421
General and administrative	8,315	9,853	30,928	20,979
Impairment loss	—	—	20,570	—
(Gain) loss on sale of hotel properties	—	—	(117,448)	—
(Gain) loss and other operating expenses	1,403	1,130	2,836	4,690
Total operating expenses	133,283	346,274	347,499	683,506
Operating income (loss)	(110,691)	95,809	(55,800)	125,746
Interest expense	(24,091)	(28,719)	(47,682)	(58,047)
Other	303	7	327	16
Income (loss) before income taxes	(134,479)	67,097	(103,155)	67,715
Income tax (expense) benefit	3,565	(6,579)	14,309	(1,542)
Net income (loss)	(130,914)	60,518	(88,846)	66,173
Net income (loss) attributable to non-controlling interests	(401)	145	(282)	165
Net income (loss) attributable to the Company	(130,513)	60,373	(88,564)	66,008
Distributions to preferred shareholders	(8,139)	(8,139)	(16,278)	(16,278)
Net income (loss) attributable to common shareholders	$(138,652)	$52,234	$(104,842)	$49,730
Net income (loss) per share available to common shareholders, basic	$(1.06)	$0.40	$(0.80)	$0.38
Net income (loss) per share available to common shareholders, diluted	$(1.06)	$0.40	$(0.80)	$0.38
Weighted-average number of common shares, basic	130,563,831	130,484,956	130,559,838	130,458,164
Weighted-average number of common shares, diluted	130,563,831	130,595,854	130,559,838	130,662,407

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Comprehensive Income:
Net income (loss)	$(130,914)	$60,518	$(88,846)	$66,173
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(405)	(21,089)	(54,670)	(30,128)
Comprehensive income (loss)	(131,319)	39,429	(143,516)	36,045
Comprehensive income (loss) attributable to non-controlling interests	(402)	86	(437)	80
Comprehensive income (loss) attributable to the Company	$(130,917)	$39,343	$(143,079)	$35,965
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)

	Three Months Ended June 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	20,400,000	$204	130,563,226	$1,306	$4,075,727	$(78,980)	$(391,950)	$3,606,307	$21,459	$3,627,766
Issuance of shares, net of offering costs	—	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	834	—	1,779	—	—	1,779	—	1,779
Distributions on common shares/units	—	—	—	—	—	—	(1,312)	(1,312)	(20)	(1,332)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(405)	—	(405)	—	(405)
Net income (loss)	—	—	—	—	—	—	(130,513)	(130,513)	(401)	(130,914)
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746

	Three Months Ended June 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,063,830	$(7,709)	$(361,081)	$3,696,549	$10,250	$3,706,799
Share-based compensation	—	—	—	—	1,842	—	—	1,842	276	2,118
Distributions on common shares/units	—	—	—	—	—	—	(49,768)	(49,768)	(165)	(49,933)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(21,089)	—	(21,089)	—	(21,089)
Net income (loss)	—	—	—	—	—	—	60,373	60,373	145	60,518
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274

	Six Months Ended June 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation			103,083	1	8,799	—	—	8,800	10,616	19,416
Distributions on common shares/units	—	—	—	—	—	—	(2,076)	(2,076)	(24)	(2,100)
Distributions on preferred shares	—	—	—	—	—	—	(16,278)	(16,278)	—	(16,278)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(54,670)	—	(54,670)	—	(54,670)
Net income (loss)	—	—	—	—	—	—	(88,564)	(88,564)	(282)	(88,846)
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746

	Six Months Ended June 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	3,412	—	—	3,414	552	3,966
Distributions on common shares/units	—	—	—	—	—	—	(99,539)	(99,539)	(306)	(99,845)
Distributions on preferred shares	—	—	—	—	—	—	(16,278)	(16,278)	—	(16,278)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(30,128)	—	(30,128)	—	(30,128)
Net income (loss)	—	—	—	—	—	—	66,008	66,008	165	66,173
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(88,846)	$66,173
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111,348	107,601
Share-based compensation	19,416	3,966
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	7,178	3,901
(Gain) loss on sale of hotel properties	(117,448)	—
Impairment loss	20,570	—
Deferred income taxes	(14,309)	1,542
Non-cash ground rent	3,129	3,051
Other	92	4,735
Changes in assets and liabilities:
Hotel receivables	39,350	(17,150)
Prepaid expenses and other assets	12,998	7,477
Accounts payable and accrued expenses	(60,770)	13,461
Deferred revenues	(19,290)	(637)
Net cash provided by (used in) operating activities	(86,582)	194,120
Investing activities:
Improvements and additions to hotel properties	(89,636)	(75,907)
Proceeds from sales of hotel properties	320,036	302,323
Purchase of corporate office equipment, software, and furniture	—	(398)
Net cash provided by (used in) investing activities	230,400	226,018
Financing activities:
Payment of offering costs — common and preferred shares	(94)	(275)
Payment of deferred financing costs	(3,618)	(237)
Borrowings under revolving credit facilities	760,115	56,893
Repayments under revolving credit facilities	(535,115)	(226,893)
Proceeds from debt	12,965	—
Repayments of debt	(12,965)	(181,219)
Repurchases of common shares	(1,255)	(4,009)
Distributions — common shares/units	(51,338)	(85,273)
Distributions — preferred shares	(16,278)	(16,278)
Repayments of refundable membership deposits	(273)	(396)
Net cash provided by (used in) financing activities	152,144	(457,687)
Net change in cash and cash equivalents and restricted cash	295,962	(37,549)
Cash and cash equivalents and restricted cash, beginning of year	56,875	107,811
Cash and cash equivalents and restricted cash, end of period	$352,837	$70,262
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
As of June 30, 2020, the Company owned 54 hotels with a total of 13,352 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Nashville, Tennessee; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2020, the Company owned 99.7% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.3% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

COVID-19 Operations and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, the Company temporarily suspended operations at a majority of its hotels and resorts and dramatically reduced staffing and expenses at the hotels that remained operational. Travel restrictions have slowly eased in a few markets and leisure demand began to recover late in the second quarter. As of June 30, 2020, 16 of the Company's hotels, listed below, were open, while the operations at the remaining 38 hotels were still temporarily suspended.

	Property	Location
1.	L'Auberge Del Mar	Del Mar, CA
2.	Hotel Palomar Los Angeles Beverly Hills	Los Angeles, CA
3.	Le Parc Suite Hotel	West Hollywood, CA
4.	Montrose West Hollywood	West Hollywood, CA
5.	Embassy Suites San Diego Bay - Downtown	San Diego, CA
6.	Paradise Point Resort & Spa	San Diego, CA
7.	San Diego Mission Bay Resort	San Diego, CA
8.	The Westin San Diego Gaslamp Quarter	San Diego, CA
9.	Hotel Spero	San Francisco, CA
10.	Hotel Zetta San Francisco	San Francisco, CA
11.	Chaminade Resort & Spa	Santa Cruz, CA
12.	Southernmost Beach Resort	Key West, FL
13.	The Marker Key West	Key West, FL
14.	LaPlaya Beach Resort and Club	Naples, FL
15.	The Liberty, A Luxury Collection Hotel, Boston	Boston, MA
16.	Skamania Lodge	Stevenson, WA

COVID-19 has had a significant negative impact on the Company's operations and financial results to date and the Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company's results of operations, financial position and cash flow for the remainder of 2020 and into 2021. The Company cannot estimate when travel demand will recover. As a result of this uncertainty, in March 2020, the Company fully drew down on its $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on its common shares to one penny for the first and second quarters of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of its executive officers, board of trustees and employees, and, working closely with its hotel operating partners, significantly reduced its hotels' operating expenses. On June 29, 2020, the Company amended its existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, the Company believes that it will have sufficient liquidity to meet its obligations for the next twelve months.
The Company also adopted an optional remote-work policy and other physical distancing policies at its corporate office and the Company does not anticipate these policies to have any adverse impact on its ability to continue to operate its business.  Transitioning to a remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
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
Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation, including separate presentation of the Company's operating lease liabilities on the Company's consolidated balance sheets.
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

1.Level 1 – Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

2.Level 2 – Inputs include quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations whose inputs are observable.
3.Level 3 – Model-derived valuations with unobservable inputs.

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

Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the three and six months ended June 30, 2020 and 2019.
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
As of June 30, 2020, the Company had entered into an agreement to sell the Union Station Hotel Nashville, Autograph Collection for $56.0 million. This hotel was designated as held for sale as it met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. On July 29, 2020, the Company completed the sale of the Union Station Hotel Nashville, Autograph Collection.
During the six months ended June 30, 2020, the Company sold two hotel properties in a single transaction for an aggregate sales price of $331.0 million. In connection with this transaction, the Company recorded an aggregate of $117.4 million net gain on sale, which is included in (gain) loss on sale of hotel properties, in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $0.1 million and $4.4 million, respectively, related to the hotel properties sold. For the three and six months ended June 30, 2019, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $13.9 million and $24.2 million, respectively, related to the hotel properties sold.
The following table sets forth information regarding the disposition transactions during the six months ended June 30, 2019 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Liaison Capitol Hill	Washington, D.C.	February 14, 2019	$111,000
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019	141,450
Onyx Hotel	Boston, MA	May 29, 2019	58,255
Total			$310,705
The Company recognized no gain or loss on these dispositions. The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land	$983,135	$1,042,198
Buildings and improvements	4,826,745	4,998,108
Furniture, fixtures and equipment	501,923	522,631
Capital lease asset	134,063	134,063
Construction in progress	37,244	35,637
	$6,483,110	$6,732,637
Right-of-use asset, operating leases	324,158	335,272
Investment in hotel properties	$6,807,268	$7,067,909
Less: Accumulated depreciation	(785,795)	(735,322)
Investment in hotel properties, net	$6,021,473	$6,332,587

The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the effects of the COVID-19 pandemic on our expected future operating cash flows, we determined certain impairment triggers had occurred and as a result, the Company assessed its investment in hotel properties for recoverability. Based on the analysis performed, for the six months ended June 30, 2020 the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements.

On January 1, 2019, the Company adopted ASC 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2020, the Company's lease liabilities consisted of operating lease liabilities of $256.3 million and financing lease liabilities of $46.0 million. As of December 31, 2019, the Company's lease liabilities consisted of operating lease liabilities of $256.3 million and financing lease liabilities of $45.6 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.

Note 5. Debt
On June 29, 2020, the Company amended its credit agreements and related documents governing the unsecured revolving credit facilities, term loan agreements and senior notes which:
•waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive covenants through the end of the second quarter of 2022 ("waiver period");
•extended the maturity of $242.6 million of the Company’s Sixth Term Loan 2021 tranche of $300.0 million from November 2021 to November 2022;
•fixed the spread at the highest threshold through the end of the waiver period;
•increased the LIBOR floor from 0% to 0.25% for any debt not designated by the Company as being covered by an interest rate swap;
•requires assets to be pledged as security, in the future, under certain circumstances;
•preserved the Company's ability to pay quarterly preferred equity dividend payments and a $0.01 per share quarterly common dividend (or higher if required to maintain REIT status) during the waiver period so long as the Company is in compliance with all loan agreements;
•provided the Company flexibility to complete new acquisitions and other investments during the waiver period;
•permit the Company to complete up to $90.0 million of capital improvements and redevelopment projects through the end of the waiver period; and
•provide limitations during the waiver period on common share repurchases and certain required prepayments following capital issuances or property dispositions.

On June 30, 2020, after the Company voluntarily repaid approximately $253.2 million of borrowings under the $650.0 million unsecured revolving credit facility, the principal amount outstanding under that facility was $390.0 million.

The Company's debt consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$390,000	$165,000
PHL unsecured credit facility	Floating (2)	Janurary 2022	—	—
Total revolving credit facilities			$390,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating (3)	November 2021	57,400	300,000
Tranche 2021 Extended	Floating (3)	November 2022	242,600	—
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(11,567)	(10,343)
Total term loans			$1,963,433	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(463)	(437)
Total senior unsecured notes			$99,537	$99,563
Total debt			$2,452,970	$2,229,220

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of June 30, 2020, $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.21%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 3.32%.

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of June 30, 2020, the Company had $390.0 million of outstanding borrowings, $6.8 million of outstanding letters of credit and borrowing capacity of $253.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amended credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.25% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.25% during the waiver period.The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of June 30, 2020, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $6.8 million and $2.8 million were outstanding as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of June 30, 2020, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2020, the Company was in compliance with all such debt covenants.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Unsecured revolving credit facilities	$3,364	$624	$5,669	$2,024
Unsecured term loan facilities	16,484	21,350	33,636	43,215
Senior unsecured notes	1,198	1,198	2,396	2,396
Mortgage debt	—	626	—	1,252
Amortization of deferred financing fees	1,190	2,413	2,380	3,901
Other	1,855	2,508	3,601	5,259
Total interest expense	$24,091	$28,719	$47,682	$58,047
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of June 30, 2020 and December 31, 2019 was $106.9 million and $101.2 million, respectively.
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

The Company's interest rate swaps at June 30, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	June 30, 2020	December 31, 2019
Swap - cash flow	1.63%		January 2020	$—	$50,000
Swap - cash flow	1.63%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	50,000	50,000
Swap - cash flow	1.99%		November 2023	30,000	30,000
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	50,000	—
Swap - cash flow	2.60%		January 2024	25,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Total				$1,630,000	$1,630,000
________________________
(1) Swaps assumed in connection with the merger with LaSalle Hotel Properties on November 30, 2018.

In addition, as of June 30, 2020 and December 31, 2019, the Company had interest rates swaps for aggregate notional amounts of $290.0 million and $590.0 million, respectively, which will become effective in the future as current swaps mature. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/

payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of June 30, 2020, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $74.5 million which are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. For the three and six months ended June 30, 2020, there was $(0.4) million and $(54.7) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2019, there was $(21.1) million and $(30.1) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2020, the Company reclassified $6.2 million and $8.0 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and six months ended June 30, 2019, the Company reclassified $(2.3) million and $(4.8) million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $30.3 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
San Francisco, CA	$2,963	$79,853	$63,003	$163,096
San Diego, CA	5,815	62,851	47,494	120,139
Southern FL	6,744	29,501	41,935	69,031
Boston, MA	1,965	81,842	37,907	129,374
Los Angeles, CA	1,501	54,682	36,289	102,046
Other(1)	389	35,496	20,700	63,337
Portland, OR	1,086	28,585	16,734	47,288
Chicago, IL	2,000	25,324	12,273	36,423
Washington, D.C.	94	35,828	11,003	63,756
Seattle, WA	35	8,121	4,361	14,762
	$22,592	$442,083	$291,699	$809,252
(1) Other includes: Atlanta (Buckhead), GA, Minneapolis, MN, Nashville, TN, New York, NY, Philadelphia, PA and Santa Cruz, CA.
Payments from customers are primarily made when services are provided. Due to the short-term nature of the Company's contracts and the almost simultaneous receipt of payment, almost all of the contract liability balance at the beginning of the period is expected to be recognized as revenue over the following 12 months.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the six months ended June 30, 2020, the Company had no repurchases under this program and as of June 30, 2020, $56.6 million of common shares remained available for repurchase under this program.

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
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2020	March 31, 2020	April 15, 2020
$0.01	June 30, 2020	June 30, 2020	July 15, 2020
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following Preferred Shares were outstanding as of June 30, 2020 and December 31, 2019:

	As of June 30,	As of December 31,
Security Type	2020	2019
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2020:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2020	March 31, 2020	April 15, 2020
6.50% Series C	$0.41	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series D	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series D	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series E	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series E	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.30% Series F	$0.39	March 31, 2020	March 31, 2020	April 15, 2020
6.30% Series F	$0.39	June 30, 2020	June 30, 2020	July 15, 2020
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
As of June 30, 2020, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 12, 2020, the Board of Trustees granted 415,818 Class B LTIP units to its executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
As of June 30, 2020 and December 31, 2019, the Operating Partnership had 236,351 LTIP units outstanding. As of June 30, 2020, all of such LTIP units outstanding have vested. Vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be redeemed for common shares or cash as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of June 30, 2020 and December 31, 2019, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of June 30, 2020, there were 883,725 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of June 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	149,179	$33.37
Granted	332,920	$25.53
Vested	(72,824)	$33.13
Cancelled	(217,083)	$25.53
Unvested at June 30, 2020	192,192	$28.73

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company cancelled the February 2020 retention grant and as a result accelerated and recognized an expense of $5.5 million. For the three and six months ended June 30, 2020, the Company recognized approximately $0.7 million and $6.8 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2019, the Company recognized approximately $0.6 million and $1.1 million respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of June 30, 2020, there was $4.4 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.0 years.
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
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of June 30, 2020, there was approximately $7.1 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.0 years. For the three and six months ended June 30, 2020, the Company recognized $1.1 million and $2.0 million, respectively, in expense related to these awards. For the three and six months ended June 30, 2019, the Company recognized $1.2 million and $2.3 million, respectively, in expense related to these awards.
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
As of June 30, 2020, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2020, the Company had 236,351 LTIP units outstanding. As of June 30, 2020, all of such LTIP units outstanding have vested.
For the three and six months ended June 30, 2020, the Company recognized zero and $10.6 million, respectively, in expense related to these LTIP units. For the three and six months ended June 30, 2019, the Company recognized $0.3 million and $0.6 million, respectively, in expense related to these LTIP units. As of June 30, 2020, there was no unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its income tax expense (benefit) of PHL for the six months ended June 30, 2020 using an estimated combined federal and state blended tax rate of 26.0%.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2020 and December 31, 2019, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2015.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(138,652)	$52,234	$(104,842)	$49,730
Less: dividends paid on unvested share-based compensation	(2)	(74)	(4)	(147)
Undistributed earnings attributable to share-based compensation	—	(3)	—	—
Net income (loss) available to common shareholders	$(138,654)	$52,157	$(104,846)	$49,583
Denominator:
Weighted-average number of common shares — basic	130,563,831	130,484,956	130,559,838	130,458,164
Effect of dilutive share-based compensation	—	110,898	—	204,243
Weighted-average number of common shares — diluted	130,563,831	130,595,854	130,559,838	130,662,407

Net income (loss) per share available to common shareholders — basic	$(1.06)	$0.40	$(0.80)	$0.38
Net income (loss) per share available to common shareholders — diluted	$(1.06)	$0.40	$(0.80)	$0.38
For the three and six months ended June 30, 2020, 558,769 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2019, 163,100 and 37,137, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three and six months ended June 30, 2020, combined base and incentive management fees were $(0.4) million and $6.5 million, respectively. For the three and six months ended June 30, 2019, combined base and incentive management fees were $13.3 million and $22.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds

Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2020 and December 31, 2019, the Company had $13.0 million and $26.8 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of June 30, 2020, the following hotels were subject to leases as follows:

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Fixed ground rent	$4,304	$4,255	$8,593	$8,524
Variable ground rent	696	3,531	2,744	6,883
Total ground lease rent	$5,000	$7,786	$11,337	$15,407

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2020	2019

	(in thousands)
Interest paid, net of capitalized interest	$44,184	$47,741
Interest capitalized	$1,247	$—
Income taxes paid	$865	$1,461
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,750	$50,749
Distributions payable on preferred shares	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$637	$740
Accrued additions and improvements to hotel properties	$4,405	$4,040
Right of use assets obtained in exchange for lease liabilities	$—	$247,139
Purchase of ground lease	$—	$16,444
Write-off of deferred financing financing costs	$—	$1,281

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:

•the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and share price;
•as a result of the COVID-19 pandemic, we have suspended operations at most of our hotels and resorts, and if we are unable to recommence operations in the near-term, we may become out of compliance with maintenance covenants in certain of our debt facilities;
•world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels;
•risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
•the availability and terms of financing and capital and the general volatility of securities markets;
•our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;
•risks associated with the global economy and real estate industry, including environmental contamination and costs of complying with the Americans with Disabilities Act and similar laws;
•interest rate increases;
•our possible failure to qualify as a REIT under the Code and the risk of changes in laws affecting REITs;
•the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions or dispositions in accordance with our business strategy;
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019.

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
Overview

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at a majority of our hotels and resorts and dramatically reduced staffing and expenses at the hotels that remain operational. Travel restrictions have slowly eased in a few markets and leisure demand began to recover late in the second quarter. As of June 30, 2020, 16 of our hotels were open with operations of the remaining 38 hotels still temporarily suspended.
COVID-19 has had a negative impact on our operations and financial results to date and we expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2020 and into 2021. We cannot estimate when travel demand will recover. As a result of this uncertainty, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny for the first quarter and second quarters of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced our hotels' operating expenses. On June 29, 2020, we amended our existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.
During the six months ended June 30, 2020, other significant transactions included:
•Sold two hotel properties for an aggregate sales price of $331.0 million and recognized a gain of $117.4 million.
•Recognized an impairment loss of $20.6 million for a retail component of a hotel.
•Incurred expenses of approximately $8.9 million in connection with suspensions of operations at our hotels.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Same-Property Occupancy	3.3%	86.9%	30.0%	81.2%
Same-Property ADR	$266.47	$268.82	$250.86	$261.05
Same-Property RevPAR	$8.92	$233.54	$75.32	$212.02
Same-Property Total RevPAR	$18.62	$339.05	$116.10	$310.12

While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above schedule of hotel results for the three and six months ended June 30 includes information from all hotels owned as of June 30, 2020, except, for the first and second quarters in both 2020 and 2019, Hotel Zena Washington DC, formerly known as Donovan Hotel, because it was closed during the first and second quarters of 2020 for renovation.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(130,914)	$60,518	$(88,846)	$66,173
Adjustments:
Depreciation and amortization	55,412	53,239	111,129	107,483
(Gain) loss on sale of hotel properties	—	—	(117,448)	—
Impairment loss	—	—	20,570	—
FFO	$(75,502)	$113,757	$(74,595)	$173,656
Distribution to preferred shareholders	(8,139)	(8,139)	(16,278)	(16,278)
FFO available to common share and unit holders	$(83,641)	$105,618	$(90,873)	$157,378
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

The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(130,914)	$60,518	$(88,846)	$66,173
Adjustments:
Interest expense	24,091	28,719	47,682	58,047
Income tax expense (benefit)	(3,565)	6,579	(14,309)	1,542
Depreciation and amortization	55,520	53,299	111,348	107,601
EBITDA	$(54,868)	$149,115	$55,875	$233,363
(Gain) loss on sale of hotel properties	—	—	(117,448)	—
Impairment loss	—	—	20,570	—
EBITDAre	$(54,868)	$149,115	$(41,003)	$233,363
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
Results of Operations
At June 30, 2020 and 2019, we had 54 and 60, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended June 30, 2020 and 2019. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Liaison Capitol Hill	Washington, D.C.	February 14, 2019
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019
Onyx Hotel	Boston, MA	May 29, 2019
Hotel Amarano Burbank	Burbank, CA	July 16, 2019
Rouge Hotel	Washington, D.C.	September 12, 2019
Hotel Madera	Washington, D.C.	September 26, 2019
Topaz Hotel	Washington, D.C.	November 22, 2019
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019
Revenues — Total hotel revenues decreased by $419.5 million, of which was $32.0 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.
Hotel operating expenses — Total hotel operating expenses decreased by $210.4 million, of which $18.1 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization expense increased by $2.2 million, due to additional assets added from renovations and offset by sold hotels.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $3.5 million due to a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses decreased by $1.5 million primarily due to a decline in share-based compensation costs and reduction in compensation and other administrative costs as a result of the cost cutting program put in place in response to the COVID-19 pandemic. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance and other expenses.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses increased $0.3 million due to increases in franchise tax expenses in 2020. In 2019, the Company incurred $0.8 million in hotel management transition expenses and had $0.5 million of business interruption insurance income.
Interest expense — Interest expense decreased by $4.6 million as a result of using proceeds from property sales to reduce outstanding debt since June 30, 2019 and a decrease in interest rates during the second quarter of 2020.
Other — Other income increased by $0.3 million due to interest income from higher cash balances from the drawdown on the unsecured revolving credit facility to enhance liquidity.
Income tax (expense) benefit — Income tax expense (benefit) changed from an expense of $(6.6) million to a benefit of $3.6 million due primarily to a decrease in taxable income of our TRS during the quarter resulting from the COVID-19 hotel suspensions compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP unit holders.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019
Revenues — Total hotel revenues decreased by $517.6 million, of which $50.6 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.
Hotel operating expenses — Total hotel operating expenses decreased by $245.8 million, of which $30.8 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic offset by an increase of $8.9 million in expenses related to the suspended operations at the hotels.
Depreciation and amortization — Depreciation and amortization expense increased by $3.7 million, due to additional assets added from renovations and offset by sold hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $5.2 million due to a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses increased by $9.9 million primarily due to $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards. This was partially offset by transaction costs incurred in 2019 related to the LaSalle merger. General and administrative expenses consist of employee compensation costs, legal and professional fees, costs related to strategic transactions, insurance and other expenses.
Impairment loss — We recognized an impairment loss of $20.6 million related to a retail component of a hotel. There was no comparable transaction in 2019.
(Gain) loss on sale of hotel properties — (Gain) loss on sale of hotel properties increased by $117.4 million from the sale of two properties. There were no comparable transactions in 2019.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $1.9 million due primarily to the $4.0 million in hotel management transition expense incurred in 2019.
Interest expense — Interest expense decreased by $10.4 million as a result of using proceeds from property sales to reduce outstanding debt since June 30, 2019 and a decrease in interest rates during the second quarter of 2020.

Other — Other income increased by $0.3 million due to interest income from higher cash balances from the drawdown on the unsecured revolving credit facility to enhance liquidity.
Income tax (expense) benefit — Income tax (expense) benefit changed from an expense of $(1.5) million to a benefit of $14.3 million due primarily to an increase in taxable loss of our TRS as a result of suspended operations at our hotels during the six months ended June 30, 2020 compared to the same period in the prior year.
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

Liquidity and Capital Resources
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at a majority of our hotels and resorts and dramatically reduced staffing and expenses at the hotels that remained operational. As travel demand slowly recovered during the second quarter, as of June 30, 2020, 16 of our hotels were open, while oeprations at the remaining 38 hotels were still temporarily suspended.
COVID-19 has had a negative impact on our operations and financial results to date and we expect that the COVID-19 pandemic may ultimately have a significant impact on our results of operations, financial position and cash flow for the remainder of 2020. As a result, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny for the first and second quarters of 2020 and likely the remainder of 2020, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced our hotels' operating expenses. On June 29, 2020, we amended our existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.
Our debt consisted of the following as of June 30, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	June 30, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$390,000	$165,000
PHL unsecured credit facility	Floating (2)	Janurary 2022	—	—
Total revolving credit facilities			$390,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating (3)	November 2021	57,400	300,000
Tranche 2021 Extended	Floating (3)	November 2022	242,600	—
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(11,567)	(10,343)
Total term loans			$1,963,433	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(463)	(437)
Total senior unsecured notes			$99,537	$99,563
Total debt			$2,452,970	$2,229,220
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of June 30, 2020, approximately $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.21%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 3.32%.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. In March 2020, as part of our plans to enhance liquidity due to the actual and anticipated impact of the COVID-19 pandemic, we fully drew down on this revolving credit facility. As of June 30, 2020, we had $390.0 million of outstanding borrowings and borrowing capacity of $253.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in "Note 5. Debt", the spread of the borrowings is fixed at

2.25% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in "Note 5. Debt", the spread of the borrowings is fixed at 2.25% during the waiver period. As of June 30, 2020, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the six months ended June 30, 2020. As of June 30, 2020, $56.6 million of common shares remained available for repurchase under this program.
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
Cash (Used in) and Provided by Operations. Our cash used in operating activities was $(86.6) million for the six months ended June 30, 2020. Our cash from operations includes the operating activities of the 54 hotels we owned as of June 30, 2020, offset by corporate expenses. Our cash provided by operating activities was $194.1 million for the six months ended June 30, 2019. Our cash from operations includes the operating activities of the 60 hotels we owned as of June 30, 2019.
Cash Provided by Investing Activities. Our cash provided by investing activities was $230.4 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we invested $89.6 million in improvements to our hotel properties and received $320.0 million from sales of hotel properties. Our cash provided by investing activities was $226.0 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, we invested $75.9 million in improvements to our hotel properties and received $302.3 million from sales of hotel properties.
Cash Provided by and Used In Financing Activities. Our cash provided by financing activities was $152.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $535.1 million under the revolving credit facilities, borrowed and repaid $13.0 million in other debt, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $67.6 million in distributions, paid $3.6 million in financing fees related to the debt amendments, and paid $0.4 million in other transactions. For the six months ended June 30, 2019, cash used in financing activities was $457.7 million. During the six months ended June 30, 2019, we borrowed $56.9 million under the revolving credit facilities, repaid $226.9 million under the revolving credit facilities, repaid $181.2 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $101.6 million in distributions and paid $0.9 million in other transactions.
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
For the six months ended June 30, 2020, we invested $89.6 million in capital investments to reposition and improve our properties, which included the completed renovations of The Westin San Diego Gaslamp Quarter and Embassy Suites San Diego Bay - Downtown. The projects we completed in the second quarter of 2020 or shortly thereafter include:

•a $25.0 million renovation and repositioning at Donovan Hotel. This renovation is substantially complete and the hotel will be relaunched as Hotel Zena Washington D.C., a member of our "Unofficial Z Collection" proprietary brand; and
•a $10.5 million renovation of the Viceroy Santa Monica Hotel that is substantially complete.

We expect total capital investments to be approximately $35.0 million to $40.0 million for the remainder of 2020.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$2,166,530	$73,247	$1,168,633	$924,650	$—
Unsecured notes (1)	120,716	4,792	9,584	65,354	40,986
Borrowings under credit facilities (3)	405,275	9,885	395,390	—	—
Hotel and ground leases (4)	1,225,982	16,894	33,945	34,178	1,140,965
Capital lease obligation	65,136	1,289	2,668	2,748	58,431
Refundable membership initiation deposits (5)	30,340	223	—	—	30,117
Purchase commitments (6)	6,899	6,899	—	—	—
Corporate office leases	16,359	1,817	3,637	2,528	8,377
Total	$4,037,237	$115,046	$1,613,857	$1,029,458	$1,278,876
 ____________________
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2020. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

(4)Our leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases. The table above reflects only minimum fixed rent for all periods presented and does not include assumptions for CPI adjustments.
(5)Represents refundable initiation membership deposits from club members at LaPlaya Beach Resort and Club.
(6)Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.

Off-Balance Sheet Arrangements
As of June 30, 2020, we had no off-balance sheet arrangements.
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
The Company has interest rate swap agreements with an aggregate notional amount of $1.6 billion to hedge variable interest rates on our unsecured term loans. In addition, as of June 30, 2020, the Company had interest rates swaps for an aggregate notional amount of $290.0 million which will become effective in the future as current swaps mature.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three and six months ended June 30, 2020, there was $(0.4) million and $(54.7) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and six months ended June 30, 2019, there was $(21.1) million and $(30.1) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

As of June 30, 2020, $735.0 million of the Company's aggregate indebtedness (30.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.7 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020	—	$—	—	—
May 1, 2020 - May 31, 2020	—	$—	—	—
June 1, 2020 - June 30, 2020	—	$—	—	—
Total	—	$—	—	$56,600,000
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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.2	First Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.3	First Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, dated as of June 29,2020 (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.4	First Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, dated as of June 29,2020 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.5	Second Amendment to Note Purchase Agreement, dated as of October 13, 2017, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.6	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of February 20, 2020 (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH XBRL	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF XBRL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE XBRL	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
________________
* Management agreement or compensatory plan or arrangement.
† Filed herewith.
†† Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	July 30, 2020	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer