Form 10-Q
period 2020-09-30
Pebblebrook Hotel Trust
filed 2020-10-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2020
Common shares of beneficial interest ($0.01 par value per share)	130,917,185

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)
	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,980,580	$6,332,587
Cash and cash equivalents	204,553	30,098
Restricted cash	12,422	26,777
Hotel receivables (net of allowance for doubtful accounts of $388 and $738, respectively)	11,312	49,619
Prepaid expenses and other assets	56,922	59,474
Total assets	$6,265,789	$6,498,555
LIABILITIES AND EQUITY
Debt	$2,354,066	$2,229,220
Accounts payable, accrued expenses and other liabilities	247,623	260,166
Lease liabilities - operating leases	255,177	256,271
Deferred revenues	33,965	57,704
Accrued interest	5,533	4,694
Distribution payable	9,306	58,564
Total liabilities	2,905,670	2,866,619
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at September 30, 2020 and at December 31, 2019), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,673,300 shares issued and outstanding at September 30, 2020 and 130,484,956 shares issued and outstanding at December 31, 2019	1,307	1,305
Additional paid-in capital	4,092,602	4,069,410
Accumulated other comprehensive income (loss)	(69,663)	(24,715)
Distributions in excess of retained earnings	(671,667)	(424,996)
Total shareholders’ equity	3,352,783	3,621,208
Non-controlling interests	7,336	10,728
Total equity	3,360,119	3,631,936
Total liabilities and equity	$6,265,789	$6,498,555
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Room	$51,337	$296,622	$239,279	$851,899
Food and beverage	12,454	90,088	82,635	274,803
Other operating	13,189	36,842	46,765	106,102
Total revenues	76,980	423,552	368,679	1,232,804
Expenses:
Hotel operating expenses:
Room	15,835	71,878	75,390	209,707
Food and beverage	10,578	64,690	66,144	194,981
Other direct and indirect	44,538	110,922	171,456	330,617
Total hotel operating expenses	70,951	247,490	312,990	735,305
Depreciation and amortization	56,696	69,775	168,044	177,376
Real estate taxes, personal property taxes, property insurance, and ground rent	27,947	31,588	85,173	94,009
General and administrative	7,466	8,315	38,259	25,753
Transaction costs	10,339	4,035	10,474	7,576
Impairment loss	—	—	20,570	—
(Gain) loss on sale of hotel properties	47	—	(117,401)	—
(Gain) loss and other operating expenses	917	1,529	3,753	6,219
Total operating expenses	174,363	362,732	521,862	1,046,238
Operating income (loss)	(97,383)	60,820	(153,183)	186,566
Interest expense	(27,514)	(26,465)	(75,196)	(84,512)
Other	115	7	442	23
Income (loss) before income taxes	(124,782)	34,362	(227,937)	102,077
Income tax (expense) benefit	(5,778)	(4,382)	8,531	(5,924)
Net income (loss)	(130,560)	29,980	(219,406)	96,153
Net income (loss) attributable to non-controlling interests	(253)	89	(535)	254
Net income (loss) attributable to the Company	(130,307)	29,891	(218,871)	95,899
Distributions to preferred shareholders	(8,139)	(8,139)	(24,417)	(24,417)
Net income (loss) attributable to common shareholders	$(138,446)	$21,752	$(243,288)	$71,482
Net income (loss) per share available to common shareholders, basic	$(1.06)	$0.17	$(1.86)	$0.55
Net income (loss) per share available to common shareholders, diluted	$(1.06)	$0.17	$(1.86)	$0.55
Weighted-average number of common shares, basic	130,645,990	130,484,956	130,588,765	130,467,193
Weighted-average number of common shares, diluted	130,645,990	130,622,130	130,588,765	130,690,342

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Comprehensive Income:
Net income (loss)	$(130,560)	$29,980	$(219,406)	$96,153
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	9,722	(7,874)	(44,948)	(38,002)
Comprehensive income (loss)	(120,838)	22,106	(264,354)	58,151
Comprehensive income (loss) attributable to non-controlling interests	(187)	66	(624)	146
Comprehensive income (loss) attributable to the Company	$(120,651)	$22,040	$(263,730)	$58,005
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)

	Three Months Ended September 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746
Share-based compensation	—	—	—	—	1,660	—	—	1,660	—	1,660
Distributions on common shares/units	—	—	—	—	—	—	(1,307)	(1,307)	(3)	(1,310)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	9,722	—	9,722	—	9,722
Net income (loss)	—	—	—	—	—	—	(130,307)	(130,307)	(253)	(130,560)
Balance at September 30, 2020	20,400,000	$204	130,673,300	$1,307	$4,092,602	$(69,663)	$(671,667)	$3,352,783	$7,336	$3,360,119

	Three Months Ended September 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,065,672	$(28,798)	$(358,615)	$3,679,768	$10,506	$3,690,274
Share-based compensation	—	—	—	—	1,857	—	—	1,857	277	2,134
Distributions on common shares/units	—	—	—	—	—	—	(49,768)	(49,768)	(141)	(49,909)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(7,874)	—	(7,874)	—	(7,874)
Net income (loss)	—	—	—	—	—	—	29,891	29,891	89	29,980
Balance at September 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,067,529	$(36,672)	$(386,631)	$3,645,735	$10,731	$3,656,466

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (In thousands, except share data) (Unaudited)

	Nine Months Ended September 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	10,459	—	—	10,460	10,616	21,076
Distributions on common shares/units	—	—	—	—	—	—	(3,383)	(3,383)	(27)	(3,410)
Distributions on preferred shares	—	—	—	—	—	—	(24,417)	(24,417)	—	(24,417)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(44,948)	—	(44,948)	—	(44,948)
Net income (loss)	—	—	—	—	—	—	(218,871)	(218,871)	(535)	(219,406)
Balance at September 30, 2020	20,400,000	$204	130,673,300	$1,307	$4,092,602	$(69,663)	$(671,667)	$3,352,783	$7,336	$3,360,119

	Nine Months Ended September 30, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	5,269	—	—	5,271	829	6,100
Distributions on common shares/units	—	—	—	—	—	—	(149,307)	(149,307)	(447)	(149,754)
Distributions on preferred shares	—	—	—	—	—	—	(24,417)	(24,417)	—	(24,417)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	—	—	—	—	(38,002)	—	(38,002)	—	(38,002)
Net income (loss)	—	—	—	—	—	—	95,899	95,899	254	96,153
Balance at September 30, 2019	20,400,000	$204	130,484,956	$1,305	$4,067,529	$(36,672)	$(386,631)	$3,645,735	$10,731	$3,656,466

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(219,406)	$96,153
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	168,044	177,376
Share-based compensation	21,076	6,100
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	11,199	13,547
(Gain) loss on sale of hotel properties	(117,401)	—
Impairment loss	20,570	—
Non-cash ground rent	4,669	4,921
Other	(289)	2,301
Changes in assets and liabilities:
Hotel receivables	37,217	(12,504)
Prepaid expenses and other assets	(3,933)	1,147
Accounts payable and accrued expenses	(47,896)	23,791
Deferred revenues	(20,708)	3,269
Net cash provided by (used in) operating activities	(146,858)	316,101
Investing activities:
Improvements and additions to hotel properties	(110,443)	(117,989)
Proceeds from sales of hotel properties	375,131	437,871
Purchase of corporate office equipment, software, and furniture	—	(560)
Net cash provided by (used in) investing activities	264,688	319,322
Financing activities:
Payment of offering costs — common and preferred shares	(94)	(275)
Payment of deferred financing costs	(3,618)	(318)
Borrowings under revolving credit facilities	760,115	211,893
Repayments under revolving credit facilities	(635,115)	(281,893)
Proceeds from debt	12,965	—
Repayments of debt	(12,965)	(451,831)
Repurchases of common shares	(1,255)	(4,009)
Distributions — common shares/units	(52,649)	(135,054)
Distributions — preferred shares	(24,417)	(24,417)
Repayments of refundable membership deposits	(697)	(524)
Net cash provided by (used in) financing activities	42,270	(686,428)
Net change in cash and cash equivalents and restricted cash	160,100	(51,005)
Cash and cash equivalents and restricted cash, beginning of year	56,875	107,811
Cash and cash equivalents and restricted cash, end of period	$216,975	$56,806
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
As of September 30, 2020, the Company owned 53 hotels with a total of 13,236 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At September 30, 2020, the Company owned 99.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.

COVID-19 Operations and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, the Company temporarily suspended operations at a majority of its hotels and resorts and dramatically reduced staffing and expenses at the hotels that remained operational. Travel restrictions have slowly eased in a few markets and leisure demand began to recover late in the second quarter. As of September 30, 2020, 35 of the Company's hotels, listed below, were open, while the operations at the remaining 18 hotels were still temporarily suspended.

	Property	Location
1.	L'Auberge Del Mar	Del Mar, CA
2.	Hotel Palomar Los Angeles Beverly Hills	Los Angeles, CA
3.	W Los Angeles - West Beverly Hills	Los Angeles, CA
4.	Mondrian Los Angeles	West Hollywood, CA
5.	Le Meridien Delfina Santa Monica	Santa Monica, CA
6.	Viceroy Santa Monica Hotel	Santa Monica, CA
7.	Le Parc Suite Hotel	West Hollywood, CA
8.	Montrose West Hollywood	West Hollywood, CA
9.	Chamberlain West Hollywood Hotel	West Hollywood, CA
10.	Grafton on Sunset	West Hollywood, CA
11.	Embassy Suites San Diego Bay - Downtown	San Diego, CA
12.	Paradise Point Resort & Spa	San Diego, CA
13.	San Diego Mission Bay Resort	San Diego, CA
14.	The Westin San Diego Gaslamp Quarter	San Diego, CA
15.	Hilton San Diego Gaslamp Quarter	San Diego, CA
16.	Solamar Hotel	San Diego, CA
17.	Hotel Spero	San Francisco, CA
18.	Hotel Zetta San Francisco	San Francisco, CA
19.	Chaminade Resort & Spa	Santa Cruz, CA
20.	Southernmost Beach Resort	Key West, FL
21.	The Marker Key West Harbor Resort	Key West, FL
22.	LaPlaya Beach Resort and Club	Naples, FL
23.	Hotel Colonnade Coral Gables, Autograph Collection	Miami, FL
24.	The Liberty, A Luxury Collection Hotel, Boston	Boston, MA
25.	Revere Hotel Boston Common	Boston, MA
26.	Hyatt Regency Boston Harbor	Boston, MA
27.	W Boston	Boston, MA
28.	The Westin Copley Place, Boston	Boston, MA
29.	George Hotel	Washington, DC
30.	Viceroy Washington DC	Washington, DC
31.	Skamania Lodge	Stevenson, WA
32.	Hotel Monaco Seattle	Seattle, WA
33.	The Nines, a Luxury Collection Hotel, Portland	Portland, OR
34.	Hotel Chicago Downtown, Autograph Collection	Chicago, IL
35.	Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA
Subsequent to September 30, 2020, the Company re-opened 4 additional hotels and anticipates re-opening additional hotels when demand recovers.
COVID-19 has had a significant negative impact on the Company's operations and financial results to date and the Company expects that the COVID-19 pandemic will continue to have a significant negative impact on the Company's results of operations, financial position and cash flow for the remainder of 2020 and into 2021. The Company cannot estimate when travel demand will recover. As a result of this uncertainty, in March 2020, the Company fully drew down on its $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on its common shares to one penny, reduced planned capital expenditures, reduced the compensation of its executive officers, board of trustees and employees, and, working closely with its hotel operating partners, significantly reduced its hotels' operating expenses. On June 29, 2020, the Company amended its existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, the Company believes that it will have sufficient liquidity to meet its obligations for the next twelve months. The negative impact will result in a significant income tax loss in PHL. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company recognized a valuation allowance of $10.0 million during the third quarter of 2020. As of September 30, 2020, the Company has a tax asset of $11.7 million attributable to the net operating loss carryback, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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
Investment in Hotel Properties
Upon acquisition of a hotel property, the Company measures and recognizes the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. Acquisition-date fair values of assets and assumed liabilities are determined based on replacement costs, appraised values, and estimated fair values using methods similar to those used by independent appraisers and that use appropriate discount and/or capitalization rates and available market information. Hotel acquisitions are generally considered to be asset acquisitions defined by ASU 2017-01 and transaction costs related to asset acquisitions are capitalized. Transaction costs related to business combinations are expensed as incurred and included in the consolidated statements of operations and comprehensive income.
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

Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the three and nine months ended September 30, 2020 and 2019.
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
The following table sets forth information regarding the Company's disposition transactions during the nine months ended September 30, 2020 and 2019 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Sofitel Washington DC Lafayette Square and InterContinental Buckhead Atlanta	Washington, DC / Buckhead, GA	March 6, 2020	$331,000
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020	56,000
2020 Total			$387,000

The Liaison Capitol Hill	Washington, D.C.	February 14, 2019	$111,000
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019	141,450
Onyx Hotel	Boston, MA	May 29, 2019	58,255
Hotel Amarano Burbank	Burbank, CA	July 16, 2019	72,866
Rouge Hotel	Washington, DC	September 12, 2019	42,000
Hotel Madera	Washington, DC	September 26, 2019	23,250
2019 Total			$448,821
For the three and nine months ended September 30, 2020, the Company recognized a gain on its dispositions of zero and $117.4 million, respectively, which is included in (gain) loss on sale of hotel properties, in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2019, the Company recognized no gain or loss on these dispositions. For the three and nine months ended September 30, 2020, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(0.1) million and $4.9 million, respectively, related to the hotel properties sold. For the three and nine months ended September 30, 2019, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $9.3 million and $35.6 million, respectively, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land	$983,392	$1,042,198
Buildings and improvements	4,865,065	4,998,108
Furniture, fixtures and equipment	510,552	522,631
Capital lease asset	134,063	134,063
Construction in progress	7,410	35,637
	$6,500,482	$6,732,637
Right-of-use asset, operating leases	322,185	335,272
Investment in hotel properties	$6,822,667	$7,067,909
Less: Accumulated depreciation	(842,087)	(735,322)
Investment in hotel properties, net	$5,980,580	$6,332,587

The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the effects of the COVID-19 pandemic on our expected future operating cash flows, we determined certain impairment triggers had occurred and as a result, the Company assessed its investment in hotel properties for recoverability. Based on the analysis performed, for the nine months ended September 30, 2020 the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements.

On January 1, 2019, the Company adopted ASC 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.2 million and financing lease liabilities of $46.2 million. As of December 31, 2019, the Company's lease liabilities consisted of operating lease liabilities of $256.3 million and financing lease liabilities of $45.6 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.
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

The Company's debt consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$290,000	$165,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$290,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating (3)	November 2021	57,400	300,000
Tranche 2021 Extended	Floating (3)	November 2022	242,600	—
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(10,499)	(10,343)
Total term loans			$1,964,501	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(435)	(437)
Total senior unsecured notes			$99,565	$99,563
Total debt			$2,354,066	$2,229,220

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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of September 30, 2020, $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.21%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 3.32%.

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of September 30, 2020, the Company had $290.0 million of outstanding borrowings, $6.8 million of outstanding letters of credit and borrowing capacity of $353.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amended credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.25% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.

The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.25% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of September 30, 2020, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining under the PHL Credit Facility.

Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $6.8 million and $2.8 million were outstanding as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of September 30, 2020, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Senior Unsecured Notes
The Company has outstanding $60.0 million of senior unsecured notes bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2020, the Company was in compliance with all such debt covenants.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Unsecured revolving credit facilities	$2,557	$903	$8,226	$2,927
Unsecured term loan facilities	19,694	19,319	53,330	62,534
Senior unsecured notes	1,198	1,198	3,594	3,594
Mortgage debt	—	628	—	1,880
Amortization of deferred financing fees	1,518	2,002	3,898	5,903
Other	2,547	2,415	6,148	7,674
Total interest expense	$27,514	$26,465	$75,196	$84,512
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and mortgage loans) as of September 30, 2020 and December 31, 2019 was $106.6 million and $101.2 million, respectively.
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

The Company's interest rate swaps at September 30, 2020 and December 31, 2019 consisted of the following (dollars in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	September 30, 2020	December 31, 2019
Swap - cash flow	1.63%		January 2020	$—	$50,000
Swap - cash flow	1.63%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	2.12%		December 2020	100,000	100,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	50,000	50,000
Swap - cash flow	1.99%		November 2023	30,000	30,000
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	50,000	—
Swap - cash flow	2.60%		January 2024	25,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Total				$1,630,000	$1,630,000
________________________
(1) Swaps assumed in connection with the Company's merger with LaSalle Hotel Properties on November 30, 2018.

In addition, as of September 30, 2020 and December 31, 2019, the Company had interest rates swaps for aggregate notional amounts of $290.0 million and $590.0 million, respectively, which will become effective in the future as current swaps mature. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/

payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of September 30, 2020, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $66.2 million which are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. For the three and nine months ended September 30, 2020, there was $9.7 million and $(44.9) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2019, there was $(7.9) million and $(38.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2020, the Company reclassified $7.6 million and $15.6 million, respectively, from accumulated other comprehensive income (loss) to interest expense. For the three and nine months ended September 30, 2019, the Company reclassified $(1.6) million and $(6.4) million, respectively, from accumulated other comprehensive income (loss) to interest expense. The Company expects approximately $27.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
San Diego, CA	$31,641	$71,572	$79,135	$191,711
San Francisco, CA	1,591	80,828	64,594	243,924
Southern FL	13,801	18,222	55,736	87,253
Boston, MA	10,714	75,491	48,621	204,865
Los Angeles, CA	7,648	53,249	43,937	155,295
Other(1)	3,363	31,367	24,063	94,704
Portland, OR	5,462	33,367	22,196	80,655
Chicago, IL	1,950	25,099	14,223	61,522
Washington, D.C.	598	24,779	11,601	88,535
Seattle, WA	212	9,578	4,573	24,340
	$76,980	$423,552	$368,679	$1,232,804
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the nine months ended September 30, 2020, the Company had no repurchases under this program and as of September 30, 2020, $56.6 million of common shares remained available for repurchase under this program.
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
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2020	March 31, 2020	April 15, 2020
$0.01	June 30, 2020	June 30, 2020	July 15, 2020
$0.01	September 30, 2020	September 30, 2020	October 15, 2020
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following Preferred Shares were outstanding as of September 30, 2020 and December 31, 2019:

	As of September 30,	As of December 31,
Security Type	2020	2019
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2020:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2020	March 31, 2020	April 15, 2020
6.50% Series C	$0.41	June 30, 2020	June 30, 2020	July 15, 2020
6.50% Series C	$0.41	September 30, 2020	September 30, 2020	October 15, 2020
6.375% Series D	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series D	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series D	$0.40	September 30, 2020	September 30, 2020	October 15, 2020
6.375% Series E	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series E	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series E	$0.40	September 30, 2020	September 30, 2020	October 15, 2020
6.30% Series F	$0.39	March 31, 2020	March 31, 2020	April 15, 2020
6.30% Series F	$0.39	June 30, 2020	June 30, 2020	July 15, 2020
6.30% Series F	$0.39	September 30, 2020	September 30, 2020	October 15, 2020
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
As of September 30, 2020, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to its executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
On July 24, 2020, 109,240 LTIP Class B units were converted to common shares.
As of September 30, 2020 and December 31, 2019, the Operating Partnership had 127,111 and 236,351 LTIP units outstanding, respectively. As of September 30, 2020, all of such LTIP units outstanding have vested. Vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be redeemed for common shares or cash as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of September 30, 2020 and December 31, 2019, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2020, there were 895,291 common shares available for issuance under the Plan, assuming performance-based equity awards vest at target.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of September 30, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2019	149,179	$33.37
Granted	332,920	$25.53
Vested	(72,824)	$33.13
Forfeited	(5,429)	$27.41
Cancelled	(217,083)	$25.53
Unvested at September 30, 2020	186,763	$28.77
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company cancelled the February 2020 service condition share award (retention grant) and as a result accelerated and recognized an expense of $5.5 million. For the three and nine months ended September 30, 2020, the Company recognized approximately $0.6 million and $7.4 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2019, the Company recognized approximately $0.6 million and $1.7 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of September 30, 2020, there was $3.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

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
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of September 30, 2020, there was approximately $5.9 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.8 years. For the three and nine months ended September 30, 2020, the Company recognized $1.0 million and $3.1 million, respectively, in expense related to these awards. For the three and nine months ended September 30, 2019, the Company recognized $1.2 million and $3.5 million, respectively, in expense related to these awards.
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
As of September 30, 2020, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
On July 24, 2020, 109,240 LTIP Class B units were converted to common shares.
As of September 30, 2020, the Company had 127,111 LTIP units outstanding. As of September 30, 2020, all of such LTIP units outstanding have vested.
For the three and nine months ended September 30, 2020, the Company recognized zero and $10.6 million, respectively, in expense related to these LTIP units. For the three and nine months ended September 30, 2019, the Company recognized $0.3 million and $0.8 million, respectively, in expense related to these LTIP units. As of September 30, 2020, there was no unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. The Company has estimated its income tax expense (benefit) of PHL for the nine months ended September 30, 2020 using an estimated combined federal and state blended tax rate of 27.5%.
Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company recognized a valuation allowance of $10.0 million during the third quarter of 2020. As of September 30, 2020, the Company has a tax asset of $11.7 million attributable to the net operating loss carryback, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2020 and December 31, 2019, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2015.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(138,446)	$21,752	$(243,288)	$71,482
Less: dividends paid on unvested share-based compensation	(2)	(74)	(6)	(220)
Net income (loss) available to common shareholders	$(138,448)	$21,678	$(243,294)	$71,262
Denominator:
Weighted-average number of common shares — basic	130,645,990	130,484,956	130,588,765	130,467,193
Effect of dilutive share-based compensation	—	137,174	—	223,149
Weighted-average number of common shares — diluted	130,645,990	130,622,130	130,588,765	130,690,342

Net income (loss) per share available to common shareholders — basic	$(1.06)	$0.17	$(1.86)	$0.55
Net income (loss) per share available to common shareholders — diluted	$(1.06)	$0.17	$(1.86)	$0.55
For the three and nine months ended September 30, 2020, 547,203 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2019, 128,563 and 37,137, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three and nine months ended September 30, 2020, combined base and incentive management fees were $1.5 million and $8.0 million, respectively. For the three and nine months ended September 30, 2019, combined base and incentive management fees were $10.5 million and $33.3 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.

Restricted Cash
At September 30, 2020 and December 31, 2019, the Company had $12.4 million and $26.8 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of September 30, 2020, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(1)
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Hyatt Regency Boston Harbor	Operating lease	April 2077
San Diego Mission Bay Resort	Operating lease	July 2068
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Vitale	Operating lease	March 2056	(2)
Viceroy Santa Monica Hotel	Operating lease	September 2065
The Westin Copley Place, Boston	Operating lease	December 2077	(3)
The Liberty, A Luxury Collection Hotel, Boston	Operating lease	May 2080
Hotel Zeppelin San Francisco	Operating and capital lease	June 2059	(4)
Harbor Court Hotel San Francisco	Capital lease	August 2052
The Roger New York	Capital lease	December 2044

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Fixed ground rent	$4,314	$4,262	$12,907	$12,786
Variable ground rent	1,072	4,651	3,816	11,534
Total ground lease rent	$5,386	$8,913	$16,723	$24,320

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
Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2020	2019

	(in thousands)
Interest paid, net of capitalized interest	$66,252	$69,680
Interest capitalized	$1,247	$—
Income taxes paid	$3,369	$2,569
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,748	$50,878
Distributions payable on preferred shares	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$637	$740
Issuance of common shares for LTIP unit redemption	$2,831	$—
Accrued additions and improvements to hotel properties	$7,842	$6,754
Right of use assets obtained in exchange for lease liabilities	$—	$257,167
Purchase of ground lease	$—	$16,604
Write-off of deferred financing financing costs	$—	$2,697

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:

•the COVID-19 pandemic has had, and is expected to continue to have, a significant impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to impact our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and share price;
•as a result of the COVID-19 pandemic, we suspended operations at some of our hotels and resorts, and if we are unable to recommence operations in the near-term, we may become out of compliance with maintenance covenants in certain of our debt facilities;
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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019 and under Item 8.01 of our Current Report on Form 8-K filed with the SEC on March 24, 2020.

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
Overview

In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at a majority of our hotels and resorts and dramatically reduced staffing and expenses at the hotels that remain operational. Throughout the summer months, hotel industry demand improved from its historical lows seen in the second quarter, particularly as leisure customers sought to escape the confines of their homes and travel to safe, clean and trustworthy drive-to hotels and resorts that offer more space and outdoor experiences. In the third quarter, our properties benefited from this trend, and we saw weekly improvements in hotel revenues, excluding Independence Day and Labor Day holiday weeks, which experienced outsized increases and meaningful rate increases over the prior year period. We will continue to monitor business travel demand, which has seen a slight uptick in recent weeks, as we still anticipate group demand will be the slowest to return until there is clarity around a health and immunity solution for the country. As of September 30, 2020, 35 of our hotels were open with operations of the remaining 18 hotels still temporarily suspended. Subsequent to September 30, 2020, we re-opened 4 additional hotels and anticipate re-opening additional hotels when demand recovers.

COVID-19 has had a negative impact on our operations and financial results to date and we expect that the COVID-19 pandemic will continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2020 and into 2021. We cannot estimate when travel demand will recover. As a result of this uncertainty, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced our hotels' operating expenses. On June 29, 2020, we amended our existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.
During the nine months ended September 30, 2020, other significant transactions included:
•Sold three hotel properties for an aggregate sales price of $387.0 million and recognized a gain of $117.4 million.
•Recognized an impairment loss of $20.6 million for a retail component of a hotel.
•Incurred expenses of approximately $10.7 million in connection with suspensions of operations at our hotels.
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

Hotel Operating Statistics

The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Same-Property Occupancy	19.5%	87.5%	26.5%	83.3%
Same-Property ADR	$215.95	$262.63	$242.19	$261.61
Same-Property RevPAR	$42.17	$229.75	$64.15	$218.01
Same-Property Total RevPAR	$63.22	$327.44	$98.28	$315.98

While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above schedule of hotel results for the three and nine months ended September 30 includes information from all hotels owned as of September 30, 2020, except, for the first and second quarters in both 2020 and 2019, Hotel Zena Washington DC, formerly known as Donovan Hotel, because it was closed during the first and second quarters of 2020 for renovation and for the third quarter in both 2020 and 2019, Union Station Hotel Nashville, Autograph Collection, because it was sold in the third quarter of 2020.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(130,560)	$29,980	$(219,406)	$96,153
Adjustments:
Depreciation and amortization	56,587	69,712	167,716	177,195
(Gain) loss on sale of hotel properties	47	—	(117,401)	—
Impairment loss	—	—	20,570	—
FFO	$(73,926)	$99,692	$(148,521)	$273,348
Distribution to preferred shareholders	(8,139)	(8,139)	(24,417)	(24,417)
FFO available to common share and unit holders	$(82,065)	$91,553	$(172,938)	$248,931
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(130,560)	$29,980	$(219,406)	$96,153
Adjustments:
Interest expense	27,514	26,465	75,196	84,512
Income tax expense (benefit)	5,778	4,382	(8,531)	5,924
Depreciation and amortization	56,696	69,775	168,044	177,376
EBITDA	$(40,572)	$130,602	$15,303	$363,965
(Gain) loss on sale of hotel properties	47	—	(117,401)	—
Impairment loss	—	—	20,570	—
EBITDAre	$(40,525)	$130,602	$(81,528)	$363,965
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
Results of Operations
At September 30, 2020 and 2019, we had 53 and 57, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended September 30, 2020 and 2019. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Liaison Capitol Hill	Washington, D.C.	February 14, 2019
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019
Onyx Hotel	Boston, MA	May 29, 2019
Hotel Amarano Burbank	Burbank, CA	July 16, 2019
Rouge Hotel	Washington, D.C.	September 12, 2019
Hotel Madera	Washington, D.C.	September 26, 2019
Topaz Hotel	Washington, D.C.	November 22, 2019
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020
Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019
Revenues — Total hotel revenues decreased by $346.6 million, of which $25.0 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.

Hotel operating expenses — Total hotel operating expenses decreased by $176.5 million, of which $15.2 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization expense decreased by $13.1 million due primarily to a decrease in assets resulting from the sales of hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $3.6 million primarily due to a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses decreased by $0.8 million primarily due to a decline in share-based compensation costs and reductions in compensation and other administrative costs as a result of the cost-cutting program put in place in response to the COVID-19 pandemic. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Transaction costs — Transaction costs increased by $6.3 million due to additional transfer taxes paid in connection with the LaSalle merger.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased $0.6 million primarily due to $0.8 million in hotel management transition expenses incurred in 2019 with so such expenses incurred in 2020.
Interest expense — Interest expense increased by $1.0 million as a result of increased borrowings compared to the same period in the prior year.
Other — Other income increased by $0.1 million due to interest income from higher cash balances from the drawdown on the unsecured revolving credit facility to enhance liquidity.
Income tax (expense) benefit — Income tax expense increased by $1.4 million due primarily to a valuation allowance recognized on our deferred tax assets in 2020. As a result of the uncertainty around estimating future taxable income of our TRS, we have placed a valuation allowance on the net operating losses that are no longer more likely than not to be utilized.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019
Revenues — Total hotel revenues decreased by $864.1 million, of which $80.9 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic.
Hotel operating expenses — Total hotel operating expenses decreased by $422.3 million, of which $48.4 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations since March 2020 as a result of the COVID-19 pandemic offset by an increase of $10.7 million in expenses related to the suspended operations at the hotels.
Depreciation and amortization — Depreciation and amortization expense decreased by $9.3 million due to a decrease in assets resulting from sold hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $8.8 million primarily due to a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses increased by $12.5 million primarily due to $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards, offset by the cost cutting program put in place in response to COVID-19. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Transaction costs — Transaction costs increased by $2.9 million due to additional transfer taxes paid in connection with the LaSalle merger.
Impairment loss — We recognized an impairment loss of $20.6 million related to a retail component of a hotel. There was no comparable transaction in 2019.

(Gain) loss on sale of hotel properties — (Gain) loss on sale of hotel properties increased by $117.4 million from the sale of three properties. There was no comparable (gain) loss from disposed properties in 2019.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $2.5 million due primarily to the $4.8 million in hotel management transition expense incurred in 2019.
Interest expense — Interest expense decreased by $9.3 million as a result of using proceeds from property sales to reduce outstanding debt since September 30, 2019 in addition to a decrease in interest rates in 2020.
Other — Other income increased by $0.4 million due to interest income from higher cash balances from the drawdown on the unsecured revolving credit facility to enhance liquidity.
Income tax (expense) benefit — Income tax (expense) benefit changed from an expense of $(5.9) million to a benefit of $8.5 million due primarily to an increase in taxable losses of our TRS as a result of suspended operations at our hotels during the nine months ended September 30, 2020 compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.

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

Liquidity and Capital Resources
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was nearly eliminated. Following the government mandates and health official recommendations, we temporarily suspended operations at a majority of our hotels and resorts and dramatically reduced staffing and expenses at the hotels that remained operational. As travel demand slowly recovered during the third quarter, as of September 30, 2020, 35 of our hotels were open, while operations at the remaining 18 hotels were still temporarily suspended.
COVID-19 has had a negative impact on our operations and financial results to date and we expect that the COVID-19 pandemic may ultimately have a significant impact on our results of operations, financial position and cash flow for the remainder of 2020. As a result, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny, reduced planned capital expenditures, reduced the compensation of our executive officers, board of trustees and employees, and, working closely with our hotel operating partners, significantly reduced our hotels' operating expenses. On June 29, 2020, we amended our existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of a $300.0 million term loan from November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. Refer to "Note 5. Debt" for additional information regarding the amendments. Based on these amendments and the expense and cash flow reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.

Our debt consisted of the following as of September 30, 2020 and December 31, 2019 (dollars in thousands):

			Balance Outstanding as of
	Interest Rate	Maturity Date	September 30, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022	$290,000	$165,000
PHL unsecured credit facility	Floating (2)	January 2022	—	—
Total revolving credit facilities			$290,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023	300,000	300,000
Second Term Loan	Floating (3)	April 2022	65,000	65,000
Fourth Term Loan	Floating (3)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating (3)	November 2021	57,400	300,000
Tranche 2021 Extended	Floating (3)	November 2022	242,600	—
Tranche 2022	Floating (3)	November 2022	400,000	400,000
Tranche 2023	Floating (3)	November 2023	400,000	400,000
Tranche 2024	Floating (3)	January 2024	400,000	400,000
Total Sixth Term Loan			1,500,000	1,500,000
Total term loans at stated value			1,975,000	1,975,000
Deferred financing costs, net			(10,499)	(10,343)
Total term loans			$1,964,501	$1,964,657

Senior unsecured notes
Series A Notes	4.70%	December 2023	60,000	60,000
Series B Notes	4.93%	December 2025	40,000	40,000
Total senior unsecured notes at stated value			100,000	100,000
Deferred financing costs, net			(435)	(437)
Total senior unsecured notes			$99,565	$99,563
Total debt			$2,354,066	$2,229,220
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of September 30, 2020, approximately $1.6 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.21%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 3.32%.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. In March 2020, as part of our plans to enhance liquidity due to the actual and anticipated impact of the COVID-19 pandemic, we fully drew down on this revolving credit facility. As of September 30, 2020, we had $290.0 million of outstanding borrowings and borrowing capacity of $353.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in "Note 5. Debt", the spread of the borrowings is fixed at 2.25% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in "Note 5. Debt", the spread of the borrowings is fixed at 2.25% during the waiver period. As of September 30, 2020, we had no borrowings under the PHL Credit Facility.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the nine months ended September 30, 2020. As of September 30, 2020, $56.6 million of common shares remained available for repurchase under this program.
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
Cash (Used in) and Provided by Operations. Our cash used in operating activities was $(146.9) million for the nine months ended September 30, 2020. Our cash from operations includes the operating activities of the 53 hotels we owned as of September 30, 2020, offset by corporate expenses. Our cash provided by operating activities was $316.1 million for the nine months ended September 30, 2019. Our cash from operations includes the operating activities of the 57 hotels we owned as of September 30, 2019, offset by corporate expenses.
Cash Provided by Investing Activities. Our cash provided by investing activities was $264.7 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we invested $110.4 million in improvements to our hotel properties and received $375.1 million from sales of hotel properties. Our cash provided by investing activities was $319.3 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we invested $118.0 million in improvements to our hotel properties and received $437.9 million from sales of hotel properties.
Cash Provided by and Used In Financing Activities. Our cash provided by financing activities was $42.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $635.1 million under the revolving credit facilities, borrowed and repaid $13.0 million in other debt, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $77.1 million in distributions, paid $3.6 million in financing fees related to the debt amendments and paid $0.7 million in other transactions. For the nine months ended September 30, 2019, cash used in financing activities was $686.4 million. During the nine months ended September 30, 2019, we borrowed $211.9 million under the revolving credit facilities, repaid $281.9 million under the revolving credit facilities, repaid $451.8 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $159.5 million in distributions and paid $1.1 million in other transactions.
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
For the nine months ended September 30, 2020, we invested $110.4 million in capital investments to reposition and improve our properties. Since the beginning of 2020, we have completed the transformational redevelopments of several hotels and resorts that were part of the LaSalle legacy portfolio acquired in late 2018, including Chaminade Resort & Spa, San Diego Mission Bay Resort (formerly Hilton San Diego Resort & Spa), Viceroy Washington DC (formerly Mason & Rook), Hotel Zena Washington DC (formerly Donovan Hotel), Viceroy Santa Monica Hotel and Le Parc Suite Hotel.
We expect total capital investments to be approximately $15.0 million to $20.0 million for the remainder of 2020.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$2,146,833	$70,668	$1,158,304	$917,861	$—
Unsecured notes (1)	120,716	4,792	9,584	65,354	40,986
Borrowings under credit facilities (3)	299,506	7,351	292,155	—	—
Hotel and ground leases (4)	1,214,049	16,801	33,760	34,039	1,129,449
Capital lease obligation	64,818	1,302	2,678	2,759	58,079
Refundable membership initiation deposits (5)	29,914	223	—	—	29,691
Purchase commitments (6)	4,291	4,291	—	—	—
Corporate office leases	15,977	1,628	3,461	2,517	8,371
Total	$3,896,104	$107,056	$1,499,942	$1,022,530	$1,266,576
 ____________________
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2020. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.

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

Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet arrangements.
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
The Company has interest rate swap agreements with an aggregate notional amount of $1.6 billion to hedge variable interest rates on our unsecured term loans. In addition, as of September 30, 2020, the Company had interest rates swaps for an aggregate notional amount of $290.0 million which will become effective in the future as current swaps mature.
We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For the three and nine months ended September 30, 2020, there was $9.7 million and $(44.9) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss). For the three and nine months ended September 30, 2019, there was $(7.9) million and $(38.0) million in unrealized (loss) gain, respectively, recorded in accumulated other comprehensive income (loss).
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

As of September 30, 2020, $635.0 million of the Company's aggregate indebtedness (27.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 31, 2020	—	$—	—	—
August 1, 2020 - August 31, 2020	—	$—	—	—
September 1, 2020 - September 30, 2020	—	$—	—	—
Total	—	$—	—	$56,600,000
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

PEBBLEBROOK HOTEL TRUST

Date:	October 29, 2020	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer