Form 10-K
period 2020-12-31
Pebblebrook Hotel Trust
filed 2021-02-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☑  No
The aggregate market value of the 129,172,325 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $1.8 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2020.
The number of common shares of beneficial interest outstanding as of February 18, 2021 was 131,315,800.
_____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2021) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Pebblebrook Hotel Trust TABLE OF CONTENTS

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
•risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
•the availability and terms of financing and capital and the general volatility of securities markets;
•our dependence on third-party managers of our hotels, including our inability to implement strategic business decisions directly;
•risks associated with the U.S. and global economies, the cyclical nature of hotel properties and the real estate industry, including environmental contamination and costs of complying with new or existing laws, including the Americans with Disabilities Act and similar laws;
•interest rate increases;
•our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code") and the risk of changes in laws affecting REITs;
•the timing and availability of potential hotel acquisitions and our ability to identify and complete hotel acquisitions and our ability to complete hotel dispositions in accordance with our business strategy;
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under the heading "Risk Factors" in this Annual Report on Form 10-K.
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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, organized in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2020, the Company owned 53 hotels with a total of 13,236 guest rooms.
Substantially all of the Company’s assets are held by, and all of the operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2020, the Company owned 99.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to our taxable REIT subsidiary ("TRS") lessees, including subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, “PHL”), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates and health official recommendations, hotel demand was dramatically reduced. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major U.S. cities, including Boston, Chicago, Key West, Los Angeles, Miami, Naples, New York, Philadelphia, Portland, Santa Monica, San Diego, San Francisco, Seattle and Washington, D.C., with an emphasis on major gateway urban markets. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets, as well as in select destination resort markets such as south Florida and southern California. We focus on both branded and independent full-service hotels in the “upper upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.
We perform and utilize extensive research to evaluate any target market and property, including a detailed review of the long-term economic outlook, trends in local demand generators, competitive environment, property systems and physical condition and property financial performance. Specific acquisition criteria may include, but are not limited to, the following:
•premier locations, facilities and other competitive advantages that are not easily replicated;
•barriers-to-entry in the market, such as scarcity of development sites, regulatory hurdles, high per-room development costs and long lead times for new development;
•acquisition prices at a discount to replacement cost;
•properties not subject to long-term management contracts with hotel management companies;
•potential return on investment initiatives, including redevelopment, rebranding, redesign, expansion and change of management;
•opportunities to implement value-added operational improvements; and
•strong demand growth characteristics supported by favorable demographic indicators.
We believe that upper-upscale, full-service hotels and resorts and upscale, hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate some of the most favorable risk-adjusted returns in the lodging industry over the long-term. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, the COVID-19 pandemic has materially disrupted hotel occupancy and daily rates, particularly in urban markets in which we have invested. Despite the dramatic decline in demand, revenue and operating income as a result of COVID-19 as well as uncertainty related to international travel restrictions and political factors, we believe that successful vaccination distribution and effective therapeutics throughout the U.S. and the world should gradually allow for a steady return to normalcy.

We believe that portfolio diversification will allow us to benefit from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand. We believe that new hotel supply growth, following the delivery of current supply construction, will decline from the expected growth rate prior to the pandemic.
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
We may consider acquiring outstanding debt secured by a hotel or resort property from lenders and investors if we believe the returns will be attractive or if we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, generally we do not, but we may choose to opportunistically, originate or purchase any debt financing or preferred equity. Additionally, we have co-invested, and may in the future co-invest, in hotels and debt with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.
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
Curator
In 2020, we and six industry-leading hotel operators jointly announced the launch of Curator Hotel & Resort Collection, a collection of small brands and independent lifestyle hotels and resorts worldwide. Curator's distinct owner-centric platform offers an alternative for independent lifestyle hotels seeking to strengthen their performance, providing its members with best-in-class agreements, services and technology, while allowing members to retain their unique identities. We own a majority of the equity interests in Curator, which is consolidated in our consolidated financial statements.
Financing Strategies
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes senior unsecured credit facilities, term loans, convertible debt and unsecured notes, and may in the future include mortgage debt secured by our hotel properties or other unsecured debt.
We anticipate using proceeds from our senior unsecured revolving credit facilities, term loans, convertible debt, senior unsecured notes, common and preferred equity issuances, and any mortgage debt financings to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facilities from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.
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
The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging, for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in the markets in which our hotels operate includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect the occupancy, ADR and room revenue per available room ("RevPAR") of our hotels, and thus our financial results, and may require us to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend has been disrupted as a result of COVID-19. For the year ended December 31, 2020, the first quarter of the year had higher revenue, operating income and cash flow as hotel demand declined substantially as a result of COVID-19 and the Company began to suspend hotel operations beginning in March 2020.
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
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a result, we generally are not subject to corporate federal income tax on that portion of our REIT taxable income that we currently distribute to our shareholders. A REIT is subject to numerous organizational and operational requirements, including requirements concerning the nature of our gross income and assets and specifying that we must distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding net capital gains) each year. We will be subject to U.S. federal income tax on our taxable income at regular corporate rates if we fail to qualify as a REIT for U.S. federal income tax purposes in any taxable year, or to the extent we distribute less than 100 percent of our REIT taxable income. We will also not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost. Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we will be subject to certain state and local income, franchise and property taxes.
For us to maintain our qualification as a REIT under the Code, we cannot operate the hotels we own and acquire. Therefore, our Operating Partnership and its subsidiaries lease our hotel properties to our TRS lessees who in turn engage third-party eligible independent contractors to manage our hotels. The earnings of TRS lessees are subject to taxation like other regular C corporations.
Joint Venture
We hold a 99.99% controlling interest in The Liberty, A Luxury Collection Hotel, Boston. Since we hold a controlling interest, the joint venture has been consolidated in our financial statements. The 0.01% interest of the third-party partner is included in non-controlling interests in the consolidated balance sheets.
Human Capital
Our human capital management objectives are to attract, recruit, hire, develop and promote a highly talented, diverse workforce. We maintain strong corporate governance standards. We offer competitive compensation and benefits programs designed to create and maintain shareholder value and to not encourage excessive risk-taking.
Inclusion, representation and diversity matter to Pebblebrook. Pebblebrook is committed to creating and maintaining a work environment of respect for all human beings regardless of race, gender identity, sexual orientation, accessibility needs, religion, political orientation, veteran status, and culture.
Creating a healthy environment for our employees is a top priority at Pebblebrook. We provide employees with standing desks, ergonomic desk chairs, a desk wellness series, and complimentary fitness center memberships. Pebblebrook is deeply committed to its community, through volunteering, donations, and sourcing locally, when available.
We currently employ 53 full-time employees. None of our employees is a member of a union; however, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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
Item 1A. Risk Factors.
The following summary and discussion sets forth some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section entitled “Forward-Looking Statements.”

Summary of Risk Factors
Risks Related to Our Business and Properties
•Risks related to the potential loss of our executive officers
•Risks related to third-party management companies
•Risks related to our TRS lessee structure
•Risks related to financial performance
•Risks related to highly competitive markets and regional downturns
•Risks related to restrictive covenants
•Risks related to joint ventures and franchise agreements
•Risks related to debt service obligations
•Risks related to investment decisions
•Risks related to the purchase or sale of hotel properties
•Risks related to financing and use of financial institutions
•Risks related to conflicts of interest
Risks Related to Debt and Financing
•Risks related to our existing indebtedness
•Risks related to “cash trap” provisions
•Risks related to refinancing or defaulting on debt
•Risks related to acquiring outstanding debt
•Risks related to LIBOR and potential replacements
Risks Related to the Lodging Industry
•Risks related to COVID-19 and other viruses, diseases, or future pandemics
•Risks related to hotel profitability
•Risks related to operations
•Risks related to competition for acquisitions
•Risks related to the seasonality and cyclical nature of the lodging industry
•Risks related to capital expenditure requirements
•Risks related to hotel and resort development
•Risks related to changing technology and its effects on the lodging industry and cyber-attacks
•Risks related to hotel personnel and unionization
•Risks related to terrorist attacks
•Risks related to underinsurance or lack of insurance
•Risks related to unknown or contingent liabilities
•Risks related to environmental factors and regulations
•Risks related to compliance with federal law and other legislative changes
•Risks related to potential litigation
General Risks Related to the Real Estate Industry
•Risks related to illiquidity of real estate investments
•Risks related to changing tax regimes in states and localities in which we own property
•Risks related to liabilities under environmental laws

Risks Related to Our Organization and Structure
•Risks related to change of control
•Risks related to ownership limitations in our declaration of trust
•Risks related to actions against our trustees and officers
•Risks related to changes of major policies
•Risks related to further issuances of securities
•Risks related to future offerings of debt securities or preferred shares
•Risks related to the rights of holders of common shares or preferred shares
•Risks related to employment agreements with our executive officers
•Risks related to internal controls
U.S. Federal Income Tax Risk Factors
•Risks related to potential failures to qualify as a REIT, whether by us or by LaSalle prior to the merger
•Risks related to REIT requirements
•Risks related to distributions of REIT taxable income
•Risks related to our TRS and TRS lessees
•Risks related to our Operating Partnership
•Risks related to taxation on dividends
•Risks related to subsidiary REITs
•Risks related to revocation of our REIT qualification
•Risks related to share ownership restrictions
•Risks related to prohibited transactions tax
•Risks related to legislative or regulatory tax changes
Risks Related to Our Business and Properties
We depend on the efforts and expertise of our executive officers and would be adversely affected by the loss of their services.
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
We have placed and may in the future place mortgages on certain of our hotel properties to secure debt. To the extent we cannot meet any of our debt service obligations, we may be required to sell or we will risk losing to foreclosure some or all of our mortgaged hotel properties. If we are required to sell one or more of our hotel properties to meet debt service obligations, we may have to accept unfavorable terms. Also, covenants applicable to debt could impair our planned investment strategy and, if violated, result in a default. If we violate covenants relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.
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
As of December 31, 2020, all of the debt outstanding under our unsecured term loans and our senior unsecured revolving credit facilities was indexed to LIBOR. In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021. In December 2020, the ICE Benchmark Administration, the administrator of LIBOR ("ICE"), announced a consultation on its plan to cease publishing most settings of USD LIBOR at the end of June 2023. The consultation results have not yet been published, but it is unlikely that any setting of USD LIBOR will continue beyond June 2023 (the "LIBOR Transition Date"). The Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions and public officials convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate (“SOFR”) as an alternative reference rate to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward-looking, which stands in contrast with LIBOR, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. The future of LIBOR at this time is uncertain. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on ICE's announced consultation through June 2023, if sufficient banks decline to make submissions to ICE, it is possible that LIBOR will become unavailable prior to that point. Should that occur, the risks associated with the transition to an alternative reference rate will be accelerated and magnified. If any of our debt arrangements will be linked to LIBOR, we may need to amend them before the LIBOR Transition Date or earlier. The transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, or financial condition.
Risks Related to the Lodging Industry
The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on our financial condition, results of operations, cash flows, liquidity and prospects. The current, and uncertain future, impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel for leisure or for business, is expected to continue to adversely impact our financial condition, results of operations, cash flows, liquidity and prospects.
The COVID-19 pandemic and federal, state and local government responses and restrictions thereto have significantly disrupted, and are expected to continue to significantly disrupt, our business. As a result of this pandemic and subsequent government mandates and health official recommendations and restrictions, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have improved, they are still well below pre-pandemic levels, and there can be no assurance that our operations will continue to improve or that our operations will not deteriorate again in response to surges in the pandemic. Certain states and cities, including those where our hotels are located, have reacted to the pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In response to the COVID-19 pandemic, we temporarily suspended operations at the vast majority of our hotels, and as of December 31, 2020, 37 of our hotels were open and the operations at the remaining 16 hotels remained temporarily suspended. Our operating hotels are running in a more limited capacity as compared to pre-pandemic levels and on a portfolio wide basis, generally with lower occupancy and lower average daily rates. We may determine in the future that it is in the best interest of our company, guests and employees to temporarily suspend operations at some or all of our open hotels. With hotel operations temporarily suspended or reduced, we have been and for the foreseeable future likely will be required to use a substantial portion of our available cash to pay hotel payroll expenses, maintenance expenses, fixed hotel costs, insurance expenses, property taxes and scheduled debt payments. Use of our cash will reduce the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our shareholders. To preserve liquidity, we have worked with our operators to significantly reduce staffing and expenses at our hotels that remain operational, reduced the quarterly cash dividend on our common shares to $0.01 per share, reduced planned capital expenditures and reduced the compensation of our executive officers, board of trustees and employees. While we have taken steps to increase our cash position and preserve our financial flexibility, given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot assure you that these steps will prove to be sufficient or that our forecast or the assumptions we used to estimate our liquidity requirements will be correct.
We are unable to predict when any of our hotels with temporarily suspended operations will resume operations. Moreover, once travel advisories and restrictions (which may be continued or reinstituted, due to the continued outbreak or a resurgent outbreak of COVID-19 (such as is currently occurring in much of the United States)) are lifted, travel demand may remain weak for a significant period of time as individuals or businesses may fear or restrict traveling. We are unable to predict if and when occupancy and the average daily rates at our hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rates at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.
We are subject to various financial covenants relating to our credit facilities, term loan facilities and senior notes. In February 2021, we completed amendments to the agreements governing our credit facilities, term loan facilities and senior notes, which, among other things, waived certain existing financial covenants through the end of 2021 and others through the first quarter of 2022. Due to COVID-19’s negative impact on our operations throughout 2020 and continuing in 2021, it is possible that we may not meet the terms of the financial covenants once they become effective in 2022. Our future liquidity will depend on the gradual return of leisure, business and group business, to our hotels and the stabilization of demand throughout our portfolio. If we are unable to satisfy the amended financial covenants following the end of the existing waiver period, the lenders of such debt may require us to repay the loans. Failure to meet any financial covenants of our debt would adversely affect our financial conditions and results from operations, and may raise doubt about our ability to continue as a going concern.
The COVID-19 pandemic may exacerbate many of the risks described in this Annual Report on Form 10-K and expose us to the following risks, among others:
•a complete or partial closure or re-closure of, or other operational issues at, one or more of our hotels, resulting from government, third-party hotel manager or franchisor action, which could materially adversely affect our operations;
•the postponement or cancellation of conferences, conventions, festivals, sporting events, public events and other group business that would have otherwise brought individuals to the areas in which our hotels are located, which has caused, and could continue to cause, a decrease in occupancy rates over a prolonged period of time and exacerbate the seasonal volatility at our hotels;
•a general decline of in-person business meetings and an increase in the use of teleconferencing and video-conferencing technology, which could cause a sustained shift away from business-related travel and have a material adverse effect on the overall demand for hotel rooms;
•a decrease in individuals’ willingness to travel as a result of actual or perceived health risks or a decrease in consumer spending, which could affect the ability of our hotels to generate sufficient revenues to meet operating and other expenses in the short- and long-term;
•reduced economic activity impacting the businesses, financial condition and liquidity of our company or that of our third-party hotel managers or franchisors, which could result in us, the third-party hotel manager or the franchisor being unable to comply with operational and performance conditions under the applicable management and franchise agreements;
•reduced economic activity impacting the businesses, financial condition and liquidity of the retail and restaurant tenants located at certain of our hotels, which could cause one or more of such tenants to be unable to meet their obligations to us in full, or at all, to otherwise seek modifications of such obligations or to declare bankruptcy;
•severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and adversely impact our ability to fund business activities and repay debt, including the notes, on a timely basis;
•the potential lack of funding, disruptions in the supply of materials or products or the inability of contractors to perform on a timely basis or at all, could cause delays in completing ongoing or future hotel renovations and capital improvements at our hotels;
•difficulties in sourcing and transporting materials or products necessary to operate our hotels, such as linens or cleaning supplies, and a decrease in the availability of adequate staffing at our hotels, which could impact our ability to provide our guests with the customary level of service provided at our hotels;
•our potential inability to renew or enter into new management agreements for our hotels on favorable terms, or at all, which could cause interruptions in the operations at certain hotels;
•a general decline in business activity and demand for real estate transactions, and more specifically, demand for hotel properties, which could adversely affect our ability or desire to make strategic acquisitions or dispositions;
•the potential negative impact on the health of our personnel, particularly if a significant number of our senior executive officers are impacted, which could result in a deterioration in our ability to ensure business continuity during a disruption;
•the limited access to our facilities, management, franchisors, support staff and professional advisors, which could decrease the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, increase our susceptibility to security breaches, or hamper our ability to comply with regulatory obligations and lead to reputational harm and regulatory issues or fines;
•increased operating costs at our hotels due to enhanced cleaning and hygiene protocols required or recommended by major hotel brands, the Centers for Disease Control and Prevention, unions and state and local governments; and
•increased labor costs due to demands for higher wages due to health risks associated with working in hotels and requirements for more staff to implement cleaning protocols.

The adverse effects of the COVID-19 pandemic on the lodging industry are unprecedented and have materially adversely affected our operations. The full extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence. These developments include, the scope, severity and duration of the pandemic; the development, distribution and administration of a successful vaccine or therapy; the length of time it takes for lodging demand and pricing to return to pre-pandemic levels and for normal economic and operating conditions to resume; the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions, all of which could vary among the geographic regions in which our hotels are located; and the direct and indirect economic effects of the pandemic and containment measures. The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact on our business, financial condition, results of operations, liquidity and cash flows.
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
In addition, our hotel properties are subject to various operating risks common to the lodging industry, many of which are beyond our control, including the following:
•competition from other hotel properties and non-hotel properties that provide nightly and short-term rentals in our markets;
•over building of new hotels in our markets, which could adversely affect occupancy and revenues at our hotel properties;
•dependence on business and commercial travelers, conventions and tourism;
•increases in energy costs, airplane fares, government taxes and fees, and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists;
•increases in operating costs due to inflation and other factors that may not be offset by increased room rates;
•changes in interest rates and in the availability, cost and terms of debt financing;
•changes in governmental laws and regulations (including minimum wage increases), fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•adverse effects of international, national, regional and local economic and market conditions;
•labor strikes or disruptions;
•unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns and restrictions as a result of pandemics and epidemics such as H1N1 influenza (swine flu), avian bird flu, Zika virus, SARS, MERS and COVID-19 (coronavirus), political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;
•strength of the U.S. dollar which may reduce in-bound international travel and encourage out-bound international travel;

•adverse effects of a downturn in the lodging industry; and
•risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.
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
Some of the hotel properties we acquire need renovations and capital improvements at the time of acquisition and all the hotel properties we have acquired and will acquire in the future will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors, if any, of our hotel properties also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, our lenders often require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:
•possible environmental problems;
•construction cost overruns and delays;
•the possibility that revenues will be reduced while rooms or restaurants are out of service due to capital improvement projects;
•a possible shortage of available cash to fund capital improvements and the related possibility that financing for these capital improvements may not be available to us on attractive terms; and
•uncertainties as to market demand or a loss of market demand after capital improvements have begun.
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

We may engage in hotel development and redevelopment if suitable opportunities arise. Hotel development and redevelopment involves a number of risks, including risks associated with:
•construction delays or cost overruns that may increase project costs;
•the receipt of zoning, occupancy and other required governmental permits and authorizations;
•development costs incurred for projects that are not pursued to completion;
•acts of God such as earthquakes, hurricanes, floods or fires that could adversely impact a project;
•the negative impact of construction on operating performance during and soon after the construction period;
•the ability to raise capital; and
•governmental restrictions on the nature or size of a project.
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
The increased use of teleconference and video-conference technology by businesses, particularly given its widespread use and increased acceptance during the COVID-19 pandemic, which may lead to continued use after the pandemic, could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotel properties for reasonable prices in response to changing economic, financial and investment conditions will be limited. The real estate market is affected by many factors beyond our control, including:
•adverse changes in international, national, regional and local economic and market conditions;
•changes in interest rates and in the availability, cost and terms of debt financing;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•the ongoing need for capital improvements, particularly in older structures;
•changes in operating expenses; and
•civil unrest, acts of God, including earthquakes, floods, wildfires and other natural disasters, which may result in uninsured losses, and acts of war or terrorism.
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
Operating expenses at our hotels could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, an owner of real property can face liability for environmental contamination created by the presence or discharge of hazardous substances on the property. We may face liability regardless of:
•our lack of knowledge of the contamination;
•the timing of the contamination;
•the cause of the contamination; or
•the party responsible for the contamination of the property.
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
Certain provisions of the Maryland General Corporation Law (the "MGCL") applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special appraisal rights and special shareholder voting requirements on these combinations; and
•“control share” provisions that provide that our “control shares” (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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
Under Maryland law, generally, a trustee's actions will be upheld if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our declaration of trust limits the liability of our trustees and officers to us and our shareholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
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
We have issued six series of preferred shares, of which we have repurchased two and four remain outstanding, and three series of senior unsecured notes. In the future, we may increase our capital resources by making additional offerings of debt or equity securities, which may include senior or subordinated notes, series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2020, 5,000,000 shares of our 6.50% Series C Cumulative Redeemable Preferred Shares (the “Series C Preferred Shares”), 5,000,000 shares of our 6.375% Series D Cumulative Redeemable Preferred Shares (the “Series D Preferred Shares”), 4,400,000 shares of our 6.375% Series E Cumulative

Redeemable Preferred Shares (the “Series E Preferred Shares”) and 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $510.0 million, and aggregate annual dividends on our outstanding preferred shares are approximately $32.6 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
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
To maintain our qualification as a REIT, we must distribute to our shareholders each calendar year at least 90 percent of our REIT taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding any net capital gain. To the extent that we satisfy the 90 percent distribution requirement, but distribute less than 100 percent of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. In addition, we will incur a 4 percent nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:
•85 percent of our REIT ordinary income for that year;
•95 percent of our REIT capital gain net income for that year; and
•any undistributed REIT taxable income from prior years.
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
Our Operating Partnership owns 100% of the common shares of our subsidiary REITs that have elected to be taxed as REITs under the U.S. federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If either of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to maintain their qualifications as REITs, such subsidiary REITs would be subject to U.S. federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814. We lease office space that was formerly used as our headquarters at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814.
At December 31, 2020, we owned 53 hotels with a total of 13,236 guest rooms.
The following table sets forth certain information about the hotels we owned as of December 31, 2020, all of which are consolidated in our financial statements.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115
5.	Grafton on Sunset		November 30, 2018	West Hollywood, CA	108
6.	Le Parc Suite Hotel		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236

8.	Montrose West Hollywood		November 30, 2018	West Hollywood, CA	133
9.	Le Meridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14.	San Diego Mission Bay Resort (formerly Hilton San Diego Mission Bay Resort)	(1)	November 30, 2018	San Diego, CA	357
15.	Solamar Hotel		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
18.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
19.	Hotel Spero		November 30, 2018	San Francisco, CA	236
20.	Hotel Vitale	(1)	November 30, 2018	San Francisco, CA	200
21.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
22.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
23.	Hotel Zeppelin San Francisco	(1)	May 22, 2014	San Francisco, CA	196
24.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
25.	Hotel Zoe Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
26.	Sir Francis Drake		June 22, 2010	San Francisco, CA	416
27.	The Marker San Francisco		November 30, 2018	San Francisco, CA	208
28.	Villa Florence San Francisco on Union Square		November 30, 2018	San Francisco, CA	189
29.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
30.	Hotel Zena Washington DC (formerly Donovan Hotel)		November 30, 2018	Washington, DC	191
31.	George Hotel		November 30, 2018	Washington, DC	139
32.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
33.	Viceroy Washington DC (formerly Mason & Rook Hotel)		November 30, 2018	Washington, DC	178
34.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	262
35.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
36.	Hotel Colonnade Coral Gables, Autograph Collection		November 12, 2014	Miami, FL	157
37.	LaPlaya Beach Resort and Club		May 21, 2015	Naples, FL	189
38.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
39.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
40.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
41.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
42.	The Liberty, A Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
43.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
44.	W Boston		June 8, 2011	Boston, MA	238
45.	The Roger New York	(1)	November 30, 2018	New York, NY	194
46.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
47.	The Heathman Hotel		November 30, 2018	Portland, OR	151
48.	The Hotel Zags		August 28, 2013	Portland, OR	174
49.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
50.	Sofitel Philadelphia at Rittenhouse Square		December 3, 2010	Philadelphia, PA	306
51.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
52.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
53.	Skamania Lodge		November 3, 2010	Stevenson, WA	260

Total number of guest rooms	13,236

(1) This property is subject to a long-term ground, air rights or hotel lease.
(2) The restaurant facility at this property is subject to a ground lease.
(3) We own a 99.99% controlling interest in this property.
Hotel Managers and Hotel Management Agreements
We are a party to hotel management agreements with Access Hotels and Resorts, AccorHotels, Benchmark Hotels and Resorts, CoralTree Hospitality Group, Davidson Hotels and Resorts, HEI Hotels and Resorts, Highgate, Hyatt, JRK Property Holdings, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, Provenance Hotels, Sage Hospitality, sbe Hotel Group, Schulte Hospitality Group, Springboard Hospitality and Viceroy Hotel Group.
Our management agreements generally have the terms described below:
•Base Management Fees.  Our management agreements generally provide for the payment of base management fees between 1% and 4% of the applicable hotel's revenues or a fixed amount, as determined in the agreements.
•Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees.  Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Some of our management agreements provide for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold.  Some of our management agreements have a maximum incentive fee of 2.5% of revenue.
•Terms.  The terms of our management agreements range from 1 year to 22 years not including renewals, and 1 year to 52 years including renewals.
•Ability to Terminate.  The majority of our management agreements are terminable at will by us upon payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to seven times the annual base management and incentive management fees, depending on the agreement and the reason for termination.
•Operational Services.  Each manager has exclusive authority to supervise, direct and control the day-to-day hotel operation and management including establishing all room rates, processing reservations, procuring inventories, supplies and services, hiring and firing employees and independent contractors and preparing public relations, publicity and marketing plans for the hotel.
•Executive Supervision and Management Services.  Each manager supervises all managerial and other hotel employees, reviews hotel operation and maintenance, prepares reports, budgets and projections, and provides other administrative and accounting support services for the hotel. Under certain management agreements, we have approval rights over the hiring of certain key management personnel at the hotel.
•Chain Services.  Our management agreements with major hotel franchisors require the managers to furnish chain services that are generally made available to other hotels managed by such operators. Such services may, for example, include: the development and operation of computer systems and reservation services; management and administrative services; marketing and sales services; human resources training services; and additional services as may from time to time be more efficiently performed on a national, regional or group level.
•Working Capital.  Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of supplies such as linens and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if at any time the funds available from the hotel operations are insufficient to meet the financial requirements of the hotel.
•Furniture, Fixtures and Equipment Replacements.  We are required to invest in the hotels and to provide all the necessary furniture, fixtures and equipment for the operation of the hotels (including funding any required furniture, fixture and equipment replacements). Our management agreements generally provide that once a year the managers will prepare a list of furniture, fixtures and equipment to be acquired and certain routine capital repairs to be performed in the following year and an estimate of funds that are necessary for our review and approval. To fund the furniture, fixtures and equipment replacements, a specified percentage of the gross revenues of each hotel (typically 4.0%) is either deposited by the manager with our funds or out of the property's cash flow in an escrow account or held by us, as owner.

•Building Alterations, Improvements and Renewals.  Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major capital repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as are required by reason of laws or regulations or, in the manager's reasonable judgment, to keep the hotels in a safe, competitive and efficient operating condition.
•Sale of a Hotel.  Certain of our management agreements limit our ability to sell, lease or otherwise transfer a hotel, unless the transferee assumes the related management agreement and meets other specified conditions.
Franchise and Sub-License Agreements
We have franchise or sub-license agreements for certain of our hotels. Pursuant to these agreements, we pay franchise or sub-license fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise or sub-license fees for room revenues are approximately one to five percent of gross room revenues. Some of these agreements provide us with termination rights. The agreements for the respective hotels expire as follows:

Property	Expiration Date
Le Meridien Delfina Santa Monica	September 2033
Embassy Suites San Diego Bay - Downtown	January 2028
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Colonnade Coral Gables, Autograph Collection	April 2039
The Liberty, A Luxury Collection Hotel, Boston	January 2036
Hilton San Diego Gaslamp Quarter	April 2021
Hotel Chicago Downtown, Autograph Collection	February 2034
Paradise Point Resort & Spa	15th anniversary after hotel is re-branded as a Margaritaville
Solamar Hotel	15th anniversary after hotel is re-branded as a Margaritaville
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
Shareholder Information
On February 18, 2021, there were 67 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2015, to the NYSE closing price per share on December 31, 2020, with the cumulative total return on the Russell 2000 Index (the “Russell 2000 Index”) and the FTSE National Association of Real Estate Investment Trusts Equity REITs Index (the “FTSE NAREIT Equity Index”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2015 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT Equity Index. The total return values do not include any dividends declared, but not paid, during the period.

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
Total Return
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Pebblebrook Hotel Trust
Russell 2000 Index
FTSE NAREIT Equity Index

The actual returns shown on the graph above are as follows:

Name	Value of Initial Investment at December 31, 2015	Value of Investment at December 31, 2016	Value of Investment at December 31, 2017	Value of Investment at December 31, 2018	Value of Investment at December 31, 2019	Value of Investment at December 31, 2020
Pebblebrook Hotel Trust	$100.00	$112.26	$146.75	$116.67	$116.54	$81.97
Russell 2000 Index	$100.00	$121.28	$139.02	$123.69	$155.21	$186.15
FTSE NAREIT Equity Index	$100.00	$108.87	$118.31	$113.50	$146.01	$138.60

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
Under the terms of the agreements governing our outstanding debt, as amended as a result of the adverse financial effects of the COVID-19 pandemic on our business, we are currently prohibited from making distributions on our common shares above $0.01 per share unless necessary to maintain our status as a REIT for U.S. federal income tax purposes.

For income tax purposes, distributions paid per share were characterized as follows:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$—	—%	$0.5609	30.03%	$1.2040	77.57%
Qualified dividend	—	—%	0.0069	0.37%	0.3482	22.43%
Capital gain	0.0100	33.33%	1.3000	69.60%	—	—%
Return of capital	0.0200	66.67%	—	—%	—	—%
Total	$0.0300	100.00%	$1.8678	100.00%	$1.5522	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.6100	30.03%	$1.2605	77.57%
Qualified dividend	—	—%	0.0075	0.37%	0.3645	22.43%
Capital gain	0.4063	33.34%	1.4138	69.60%	—	—%
Return of capital	0.8125	66.66%	—	—%	—	—%
Total	$1.2188	100.00%	$2.0313	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.5982	30.03%	$1.2363	77.57%
Qualified dividend	—	—%	0.0074	0.37%	0.3575	22.43%
Capital gain	0.3984	33.33%	1.3866	69.60%	—	—%
Return of capital	0.7969	66.67%	—	—%	—	—%
Total	$1.1953	100.00%	$1.9922	100.00%	$1.5938	100.00%

Series E Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$0.5982	30.03%	$—	—%
Qualified dividend	—	—%	0.0074	0.37%	—	—%
Capital gain	0.3984	33.33%	1.3866	69.60%	—	—%
Return of capital	0.7969	66.67%	—	—%	—	—%
Total	$1.1953	100.00%	$1.9922	100.00%	$—	—%

Series F Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$0.5912	30.03%	$—	—%
Qualified dividend	—	—%	0.0073	0.37%	—	—%
Capital gain	0.3938	33.34%	1.3703	69.60%	—	—%
Return of capital	0.7875	66.66%	—	—%	—	—%
Total	$1.1813	100.00%	$1.9688	100.00%	$—	—%

(1) Issued upon completion of our merger with LaSalle on November 30, 2018.
Of the common distribution declared on December 15, 2017 and paid on January 12, 2018, $0.3800 was treated as a 2018 distribution for tax purposes. The preferred share distributions declared on December 15, 2017 and paid on January 12, 2018, were treated as 2018 distributions for tax purposes.
Of the common distributions declared on November 19, 2018 and December 14, 2018 and both paid on January 15, 2019, $0.3478 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 14, 2018 and paid on January 15, 2019, $0.4063 of Series C, $0.3984 of Series D, $0.3984 of Series E, and $0.3938 of Series F were treated as 2019 distributions for tax purposes.

Of the common distribution declared on December 16, 2019 and paid on January 15, 2020, $0.3800 was treated as a 2019 distribution for tax purposes. The preferred share distributions declared on December 16, 2019 and paid on January 15, 2020 were treated as 2019 distributions for tax purposes.
Of the common distribution declared on December 15, 2020 and paid on January 15, 2021, $0.0100 will be treated as a 2021 distribution for tax purposes. The preferred share distributions declared on December 15, 2020 and paid on January 15, 2021 will be treated as 2021 distributions for tax purposes.
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2020. See Note 8 to the accompanying consolidated financial statements for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,199,767
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,199,767

During the year ended December 31, 2020, certain of our employees chose to have us acquire from such employees an aggregate of 47,507 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $26.43 per share.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2020 - October 31, 2020	—	$—	—	$—
November 1, 2020 - November 30, 2020	—	$—	—	$—
December 1, 2020 - December 31, 2020	—	$—	—	$—
Total	—	$—	—	$56,600,000
_____________________________
(1) Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2) On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2020, $56.6 million of common shares remained available for repurchase under this program.
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

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per-share data)
Revenues:
Room	$287,439	$1,103,947	$565,107	$532,288	$568,867
Food and beverage	95,892	370,584	199,089	182,737	191,857
Other operating	59,557	137,682	64,482	54,292	55,697
Total revenues	442,888	1,612,213	828,678	769,317	816,421
Expenses:
Hotel operating expenses:
Room	91,771	275,855	143,171	134,068	137,312
Food and beverage	77,698	260,278	136,845	123,213	126,957
Other direct and indirect	209,957	438,035	231,818	210,692	219,655
Total hotel operating expenses	379,426	974,168	511,834	467,973	483,924
Depreciation and amortization	224,560	234,880	108,475	102,290	102,439
Real estate taxes, personal property taxes, property insurance and ground rent	114,333	125,013	54,191	48,500	50,488
General and administrative	45,158	34,047	20,945	20,062	24,712
Transaction costs	10,544	8,679	75,049	71	193
Impairment loss	74,556	—	—	1,049	12,148
(Gain) loss on sale of hotel properties	(117,401)	(2,819)	2,147	(14,877)	(40,690)
(Gain) loss and other operating expenses	4,421	8,903	(10,935)	8,869	3,200
Total operating expenses	735,597	1,382,871	761,706	633,937	636,414
Operating income (loss)	(292,709)	229,342	66,972	135,380	180,007
Interest expense	(104,098)	(108,474)	(53,923)	(37,299)	(43,615)
Other	517	29	2,078	2,362	2,278
Equity in earnings (loss) of joint venture	—	—	—	—	(64,842)
Income (loss) before income taxes	(396,290)	120,897	15,127	100,443	73,828
Income tax (expense) benefit	3,697	(5,172)	(1,742)	(181)	134
Net income (loss)	(392,593)	115,725	13,385	100,262	73,962
Net income (loss) attributable to non-controlling interests	(864)	283	(8)	374	258
Net income (loss) attributable to the Company	(391,729)	115,442	13,393	99,888	73,704
Distributions to preferred shareholders	(32,556)	(32,556)	(17,466)	(16,094)	(19,662)
Issuance costs of redeemed preferred shares	—	—	—	—	(7,090)
Net income (loss) attributable to common shareholders	$(424,285)	$82,886	$(4,073)	$83,794	$46,952
Net income (loss) per share available to common shareholders, basic	$(3.25)	$0.63	$(0.06)	$1.20	$0.65
Net income (loss) per share available to common shareholders, diluted	$(3.25)	$0.63	$(0.06)	$1.19	$0.64
Weighted-average number of common shares, basic	130,610,015	130,471,670	74,286,307	69,591,973	71,901,499
Weighted-average number of common shares, diluted	130,610,015	130,718,306	74,286,307	69,984,837	72,373,242

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Investment in hotel properties, net	$5,882,022	$6,332,587	$6,534,193	$2,456,450	$2,672,654
Ground lease asset	—	—	199,745	29,037	29,627
Cash and cash equivalents	124,274	30,098	83,366	25,410	33,410
Total assets	6,076,366	6,498,555	6,978,348	2,590,868	2,809,259
Debt	2,280,471	2,229,220	2,746,898	885,237	996,251
Total shareholders' equity	3,257,337	3,621,208	3,759,835	1,498,901	1,605,684
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
Overview
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate travel policy changes and individual responses, hotel demand was dramatically reduced. Following government mandates and health official recommendations, we temporarily suspended operations at 47 of our hotels and resorts and dramatically reduced staffing and expenses at the hotels that remained operational. Throughout the summer months, hotel industry demand improved from its historical lows seen in the second quarter, particularly as leisure customers sought to travel to drive-to hotels and resorts that could offer more space and outdoor experiences. Our monthly revenue increased slowly through October as we reopened several of our hotels and resorts between May and October. November and December had declining revenue at most of our opened hotels, except our South Florida properties, as leisure demand declined and business travel did not return in a meaningful manner. Our South Florida properties experienced slightly increasing revenue late in the year which is consistent with the seasonal pattern for these warm weather resort properties. We anticipate leisure travel will return as vaccine distribution becomes more widely available, followed by business travel. We still anticipate group demand will be the slowest to return until there is more certainty around the health and immunity solution for the country. As of December 31, 2020, 37 of our hotels and resorts were open with operations of the remaining 16 hotels still temporarily suspended. We anticipate reopening additional hotels as demand returns and we determine that we would lose less money with the hotels open versus remaining closed.
The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we expect that it will continue to have a significant negative impact on our results of operations, financial position and cash flow in 2021. We cannot estimate when travel demand will recover. As a result of uncertainty at the beginning of the pandemic, in March 2020, we fully drew down on our $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on our common shares to one penny per share, reduced planned capital expenditures, reduced the compensation of our executive officers, trustees and employees, and, working closely with our hotel operating partners, significantly reduced our hotels' operating expenses. On June 29, 2020, we amended the agreements governing our existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of our term loan due in November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. In addition, we repaid approximately $250.0 million on our unsecured revolving credit facility. In December 2020, we issued $500.0 million of convertible notes and used the proceeds to repay an additional $250.0 million of our unsecured revolving credit facility and $200.0 million of our unsecured term loans. As of December 31, 2020, we had $40.0 million of outstanding borrowings $6.8 million of outstanding letters of credit and borrowing capacity of $603.2 million remaining on our senior unsecured credit facility.
During the year ended December 31, 2020, other significant transactions included:
•Sold three hotel properties for an aggregate sales price of $387.0 million and recognized a gain of $117.4 million;
•Recognized an impairment loss of $74.6 million related to two hotels and the retail component of a hotel; and

•Cancelled LTIP Class B units and time-based service condition awards granted in February 2020 and incurred full compensation expense of $16.0 million.
In February 2021, we issued an additional $250.0 million of convertible notes under the same terms as the December 2020 offering. The notes were sold at a 5.5% premium to par. In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. We used the net proceeds to reduce amounts outstanding under our senior unsecured revolving credit facility, unsecured term loans, and for general corporate purposes.
In February 2021, we further amended the agreements governing our existing credit facilities, term loan facilities and senior notes to, among other items, increase the interest rate spread and waive financial covenants through the end of the first quarter of 2022 except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio, which were extended through December 31, 2021. Refer to "Note 5. Debt" for additional information regarding these amendments and convertible debt. Based on these amendments and expense and cash burn rate reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2020 and 2019.

	For the year ended December 31,
	2020	2019

Same-Property Occupancy	25.0%	82.3%
Same-Property ADR	$232.61	$258.10
Same-Property RevPAR	$58.13	$212.51
Same-Property Total RevPAR	$89.14	$310.62

While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above schedule of hotel results for the years ended December 31 includes information from all hotels owned as of December 31, 2020, except for Hotel Zena Washington DC (formerly Donovan Hotel) for the first, second and fourth quarters in both 2020 and 2019, because it was closed for renovations in the fourth quarter of 2019 and the first and second quarters of 2020.
Results of Operations
This section includes comparisons of certain 2020 financial information to the same information for 2019. Year-to-year comparisons of the 2019 financial information to the same information for 2018 are contained in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 20, 2020.

At December 31, 2020 and 2019, we had 53 and 56 wholly owned properties and leasehold interests, respectively. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable. The properties listed below are hereinafter referred to as "non-comparable properties" for the years ended December 31, 2020 and 2019. All other properties are considered and referred to as "comparable properties":

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

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
Revenues — Total revenues decreased by $1,169.3 million, of which $105.3 million was due to the non-comparable properties and the remaining decline was due to the decline in demand and suspension of operations resulting from the COVID-19 pandemic at most of our hotels during the year. As of December 31, 2020, 37 hotels and resorts were open and operations at 16 hotels have been suspended. Both occupancy and average daily rates at the opened hotels continue to be significantly below historical averages.
Hotel operating expenses — Total hotel operating expenses decreased by $594.7 million, of which $63.8 million was due to the non-comparable properties and the remaining decline was due to the significant cost mitigation efforts implemented at the hotels to respond to the significant loss of demand and suspension of operations as a result of the COVID-19 pandemic.
Depreciation and amortization — Depreciation and amortization expense decreased by $10.3 million primarily due to a decrease in assets resulting from the sales of hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $10.7 million due to a decline in ground rent on ground leases whose rent is based on a percentage of revenues and a decline in real estate taxes of approximately $5.0 million from properties that were sold. These declines were offset by an increase in real estate taxes primarily at properties that have not been reassessed for the current level of activity or are under appeal.
General and administrative — General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses. General and administrative expenses increased by $11.1 million primarily due to the non-cash expense of $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards and an increase in legal fees, offset by the cost cutting program put in place in response to COVID-19 which reduced primarily employee and trustee compensation and audit fees.
Transaction costs — Transaction costs increased by $1.9 million due to additional transfer taxes paid in connection with the LaSalle merger.
Impairment loss — We recognized an impairment loss of $74.6 million related to two hotels and the retail component of a hotel. There was no comparable transaction in 2019.
(Gain) loss on sale of hotel properties — (Gain) loss on sale of hotel properties increased from a $2.8 million gain to a $117.4 million gain. In 2019, we recognized a gain of $2.8 million from the sale of seven hotel properties. In 2020, we recognized a gain of $117.4 million from the sale of three hotel properties.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $4.5 million due primarily to the $5.9 million in hotel management transition expense incurred in 2019.
Interest expense — Interest expense deceased by $4.4 million primarily as a result of a decrease in interest rates in 2020.
Other — Other increased by $0.5 million due to interest income from higher cash balances from the drawdown on the unsecured revolving credit facility to enhance liquidity.
Income tax (expense) benefit — Income tax (expense) benefit changed from an expense of $5.2 million to a benefit of $3.7 million due primarily to the taxable losses of our TRS as a result of suspended or decreased operations at our hotels compared to the prior year.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Net income (loss)	$(392,593)	$115,725	$13,385
Adjustments:
Depreciation and amortization	224,124	234,591	108,265
(Gain) loss on sale of hotel properties	(117,401)	(2,819)	2,147
Impairment loss	74,556	—	—
FFO	$(211,314)	$347,497	$123,797
Distribution to preferred shareholders	(32,556)	(32,556)	(17,466)
FFO available to common share and unit holders	$(243,870)	$314,941	$106,331
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Net income (loss)	$(392,593)	$115,725	$13,385
Adjustments:
Interest expense	104,098	108,474	53,923
Income tax expense (benefit)	(3,697)	5,172	1,742
Depreciation and amortization	224,560	234,880	108,475
EBITDA	$(67,632)	$464,251	$177,525
(Gain) loss on sale of hotel properties	(117,401)	(2,819)	2,147
Impairment loss	74,556	—	—
EBITDAre	$(110,477)	$461,432	$179,672
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

Hotel Properties
Investment in Hotel Properties
Estimation and judgment are required to determine the fair values of our acquired hotel properties. Upon acquiring a business or hotel property, we measure and recognize the fair value of the acquired land, land improvements, building, furniture, fixtures and equipment, identifiable intangible assets or liabilities, other assets and assumed liabilities. Identifiable intangible assets or liabilities typically arise from contractual arrangements assumed in connection with the transaction, including terms that are above or below market compared to an estimated market agreement at the acquisition date. We determine the acquisition-date fair values of all assets and assumed liabilities using a combination of the market, cost and income approaches. These valuation methodologies are based on significant Level 2 and Level 3 inputs in the fair value hierarchy, such as estimates of future income growth, capitalization rates, discount rates, capital expenditures and cash flow projections, including hotel revenues and net operating income, at the respective hotel properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. Acquisition costs related to business combinations are expensed as incurred.
Hotel renovations and/or replacements of assets that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Furniture, fixtures and equipment under finance leases are carried at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.
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
New Accounting Pronouncements Not Yet Implemented
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements for additional information relating to recently issued accounting pronouncements.
Liquidity and Capital Resources
In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations corporate travel policy changes and individual responses, hotel demand was dramatically reduced. As of December 31, 2020, 37 of our hotels and resorts were open with operations of the remaining 16 hotels still temporarily suspended. This has had a material impact on the Company's liquidity. Refer to the Overview in Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

Our debt consisted of the following as of December 31, 2020 and 2019 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate	Maturity Date		December 31, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022		$40,000	$165,000
PHL unsecured credit facility	Floating (2)	January 2022		—	—
Total revolving credit facilities				$40,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023		300,000	300,000
Second Term Loan	Floating (3)	April 2022		65,000	65,000
Fourth Term Loan	Floating (3)	October 2024		110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating (3)	November 2021	(4)	40,966	300,000
Tranche 2021 Extended	Floating (3)	November 2022		173,034	—
Tranche 2022	Floating (3)	November 2022		286,000	400,000
Tranche 2023	Floating (3)	November 2023		400,000	400,000
Tranche 2024	Floating (3)	January 2024		400,000	400,000
Total Sixth Term Loan				1,300,000	1,500,000
Total term loans at stated value				1,775,000	1,975,000
Deferred financing costs, net				(8,455)	(10,343)
Total term loans				$1,766,545	$1,964,657

Convertible senior notes
Convertible senior notes	1.75%	December 2026		500,000	—
Debt discount, net				(113,099)	—
Deferred financing costs, net				(12,568)	—
Total convertible senior notes				$374,333	$—

Senior unsecured notes
Series A Notes	4.70%	December 2023		60,000	60,000
Series B Notes	4.93%	December 2025		40,000	40,000
Total senior unsecured notes at stated value				100,000	100,000
Deferred financing costs, net				(407)	(437)
Total senior unsecured notes				$99,593	$99,563
Total debt				$2,280,471	$2,229,220
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, approximately $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 3.32%.

(4) In February 2021, we repaid $12.8 million of the Sixth Term Loan Tranche 2021 and extended the majority of the remaining balance to November 2022.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. In March 2020, as part of our plans to enhance liquidity due to the actual and anticipated impact of the COVID-19 pandemic, we fully drew down on this revolving credit facility. As of December 31, 2020, we had $40.0 million of outstanding borrowings and borrowing capacity of $603.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in "Note 5. Debt," the spread on the borrowings is fixed at 2.25% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility to up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in "Note 5. Debt," the spread on the borrowings is fixed at 2.25% during the waiver period. As of December 31, 2020, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loans. Information about our senior unsecured term loans is found in the table above and "Note 5. Debt" to the accompanying consolidated financial statements.
Convertible Senior Notes
In December 2020, the Company issued $500.0 million aggregate principal amount of 1.75% Convertible Senior Notes maturing in December 2026 (the "Convertible Notes"). The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the Notes were approximately $487.3 million after deducting the underwriting fees and other expenses paid by the Company. Interest is payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Company recorded coupon interest expense of $0.4 million for the year ended December 31, 2020.
The Company separated the Convertible Notes into liability and equity components. The initial carrying amount of the liability component was $386.1 million and was calculated using a discount rate of 6.25%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Notes without an equity component. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the Convertible Notes, or $113.9 million. The amount recorded in equity is not subject to remeasurement or amortization. The $113.9 million also represents the initial discount recorded on the Convertible Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $0.9 million for the year ended December 31, 2020.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares, at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances.
The Company may redeem for cash all or a portion of the Convertible Notes, at its option, on or after December 20, 2023 upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes may be increased.

In connection with the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offering of the Convertible Notes or their respective affiliates and other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions was $38.3 million and was recorded within additional paid-in capital.
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
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the year ended December 31, 2020. As of December 31, 2020, $56.6 million of common shares remained available for repurchase under this program.
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
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities, debt securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash (Used in) and Provided by Operations. Our cash used in operating activities was $201.8 million for the year ended December 31, 2020. Our cash from operations includes the operating activities of the 53 hotels we owned as of December 31, 2020, offset by corporate expenses. The negative cash flow from operations during the year and decline from the prior year is due to the temporary suspension and reduced operations at our hotels as a result of COVID-19. Our cash provided by operating activities was $395.2 million for the year ended December 31, 2019. Our cash from operations includes the operating activities of the 56 hotels we owned as of December 31, 2019, offset by corporate expenses.
Cash Provided by Investing Activities. Our cash provided by investing activities was $250.1 million for the year ended December 31, 2020. During the year ended December 31, 2020, we invested $125.0 million in improvements to our hotel properties and received $375.1 million from sales of hotel properties. Our cash provided by investing activities was $300.0 million for the year ended December 31, 2019. During the year ended December 31, 2019, we invested $169.6 million in improvements to our hotel properties and received $470.4 million from sales of hotel properties.
Cash Provided by and (Used in) Financing Activities. Our cash provided by financing activities was $31.1 million for the year ended December 31, 2020. During the year ended December 31, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $885.1 million under the revolving credit facilities, borrowed $513.0 million in other debt, repaid $213.0 million in other debt, purchased $38.3 million in Capped Call Transactions, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $86.5 million in distributions, paid $16.4 million in financing fees and paid $1.4 million in other transactions. For the year ended December 31, 2019, cash used in financing activities was $746.1 million. During the year ended December 31, 2019, we borrowed $414.8 million under the revolving credit facilities, repaid $419.8 million under the revolving credit facilities, repaid $518.2 million of debt, repurchased $4.0 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $217.4 million in distributions and paid $1.5 million in other transactions.
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
From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility, or proceeds from new debt or equity offerings.
For the year ended December 31, 2020, we invested $125.0 million in capital investments to reposition and improve our properties. Since the beginning of 2020, we have completed the transformational redevelopments of several hotels and resorts, including Hotel Zena Washington DC (formerly Donovan Hotel), Embassy Suites San Diego Bay - Downtown, The Westin San Diego Gaslamp Quarter, Le Parc Suite Hotel, San Diego Mission Bay Resort (formerly Hilton San Diego Mission Bay Resort), Viceroy Santa Monica Hotel, Chaminade Resort & Spa, Viceroy Washington DC (formerly Mason & Rook Hotel) and The Marker Key West Harbor Resort.
Depending on market conditions, we expect total capital investments to be approximately $60.0 million to $70.0 million in 2021. However, depending on the pace of the recovery, we may decide to proceed with previously planned but deferred renovations at our properties.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$1,928,638	$106,424	$1,308,574	$513,640	$—
Convertible senior notes (1)	552,135	8,750	17,500	17,500	508,385
Unsecured notes (1)	117,921	4,792	69,349	43,780	—
Borrowings under credit facilities (3)	41,056	1,014	40,042	—	—
Hotel and ground leases (4)	1,209,864	16,814	33,787	34,113	1,125,150
Finance lease obligation	65,009	1,331	2,720	2,802	58,156
Refundable membership initiation deposits (5)	29,260	203	—	—	29,057
Purchase commitments (6)	2,971	2,971	—	—	—
Corporate office leases	15,719	1,828	3,309	2,424	8,158
Total	$3,962,573	$144,127	$1,475,281	$614,259	$1,728,906
 ____________________
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of December 31, 2020. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.
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
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend has been disrupted as a result of COVID-19. For the year ended December 31, 2020, the first quarter of the year had higher revenue, operating income and cash flow with hotels suspensions and decline in operations beginning in March 2020.
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
The Company has interest rate swap agreements with an aggregate notional amount of $1.4 billion to hedge variable interest rates on our unsecured term loans. In addition, as of December 31, 2020, the Company had interest rates swaps for an aggregate notional amount of $490.0 million which will become effective in the future as current swaps mature.
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
The table below provides information about financial instruments that are sensitive to changes in interest rates, including notes, term loans, bonds and lines of credit. For debt obligations, the table presents scheduled maturities, including annual amortization of principal, and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands).

	2021	2022	2023	2024	2025	Thereafter	Total
Liabilities
Fixed rate debt	$—	$—	$60,000	$—	$40,000	$500,000	$600,000
Average interest rate	—%	—%	4.7%	—%	4.93%	1.75%	2.26%
Variable rate debt	$40,966	$564,034	$700,000	$510,000	$—	$—	$1,815,000
Average interest rate (1)	2.45%	2.52%	4.00%	3.21%	—%	—%	3.28%
Total	$40,966	$564,034	$760,000	$510,000	$40,000	$500,000	$2,415,000

____________
(1) See discussion of our debt under Liquidity and Capital Resources and Derivative Instruments.
This table reflects indebtedness outstanding as of December 31, 2020 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2020, the estimated fair value of our fixed rate debt was $491.8 million.
As of December 31, 2020, $385.0 million of the Company's aggregate indebtedness (16.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.4 million, respectively.
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

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
KPMG LLP, a registered independent accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2021 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
    Included herein on pages F-1 through F-39.
2. Financial Statement Schedules
The following financial statement schedule is included herein on pages F-40 through F-43.
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

4.1
Description of the Registrant's Securities
(incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 20, 2020 (File No. 001-34571)).

4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
4.3	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
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

10.23	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001 34571)).
10.24	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001 34571)).
10.25	Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
10.26	Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.25 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.27	First Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001 34571)).
10.28	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
10.29	Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.30
First Amendment to Credit Agreement, dated as of November 12, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001‑34571)).

10.31	Second Amendment to Credit Agreement, dated as of November 12, 2015, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
10.32	Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.33 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 22, 2016 (File No. 001-34571)).
10.33	First Amendment to Note Purchase Agreement, dated as of October 13, 2017, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.27 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.34	Second Amendment to Note Purchase Agreement, dated as of October 13, 2017, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001 34571)).

10.35	Third Amendment to Note Purchase Agreement, dated as of October 13, 2017, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001 34571)).
10.36*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018).
10.37*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018).
10.38	Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.34 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34571)).
10.39	First Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001 34571)).
10.40	Second Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 10, 2020 (File No. 001 34571)).
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
________________
*    Management agreement or compensatory plan or arrangement.
†    Filed herewith.
††    Furnished herewith.
(1) Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	February 23, 2021	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 23, 2021
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 23, 2021
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 23, 2021
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 23, 2021
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 23, 2021
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 23, 2021
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 23, 2021
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 23, 2021
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
The assessment of hotel properties for impairment
As discussed in Note 2 and 4 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. For hotel properties that have an indication that its carrying value may not be recoverable, an undiscounted cash flow analysis is prepared using various inputs and assumptions, including estimated holding period and expected terminal capitalization rate. To the extent that the carrying value of a hotel property exceeds the estimated undiscounted cash flows, an impairment loss is recognized equal to the excess of carrying value over its fair value. The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry and resulted in recoverability analyses being performed on all of the Company’s hotel properties. In addition, COVID-19 has increased uncertainty in future cash flow projections and hold periods. The Company determined that the carrying value of certain hotel properties exceeded its fair value, and recognized an impairment loss of $74.6 million. Investment in hotel properties was $5.9 billion, or 97% of total assets as of December 31, 2020.
We identified the assessment of hotel properties for impairment as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s estimated holding period, expected terminal capitalization rate, discount rate, and projected cash flows from operations and eventual disposition, including the effects of COVID-19 and the resulting duration of the economic downturn. Changes in the key assumptions could have a significant impact on the determination of recoverability of the carrying value and determination of fair value in hotel properties. Furthermore, in determining the fair value of certain hotel properties, involvement of valuation professionals with specialized skills and knowledge was required to evaluate discount rates and expected terminal capitalization rates used in the determination of the fair value.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate hotel properties for impairment, including the specific assumptions described above. We inquired of Company officials and inspected documents, such as meeting minutes of the board of trustees, to identify Company strategies that may indicate it was more-likely-than not that a property will be sold significantly before the end of its previously estimated useful life. We read publicly available information in order to identify information regarding potential sales of the Company’s properties. We also performed sensitivity analyses over the estimated holding period of certain of the Company’s hotel properties by changing the Company’s estimates to assess the impact on the analysis. We evaluated the Company’s expected terminal capitalization rates by comparing to published third-party industry reports as well as the Company’s historical hotel property sales. For certain of the hotel properties, we performed sensitivity analyses over the estimated terminal capitalization rate by considering points within the ranges we obtained from published third-party industry reports. We evaluated the Company’s projected cash flows from operations, by comparing to published third-party industry reports evaluating the impact of COVID-19 on the hotel industry. We inquired and obtained representations from the Company regarding the status and evaluation of any potential disposal of properties and read minutes of the board of trustees. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities. We also involved valuation professionals with specialized skills and knowledge who assisted in:
•assessing the projected future cash flows from operations of each hotel property by comparing the expected duration and financial impact of the economic downturn to publicly available market data, and
•evaluating the discount rates and expected terminal capitalization rates used in the determination of the fair value of certain hotel properties, by comparing against ranges that were independently developed using publicly available market data for comparable properties.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 23, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 23, 2021

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)
	December 31, 2020	December 31, 2019

ASSETS
Investment in hotel properties, net	$5,882,022	$6,332,587
Cash and cash equivalents	124,274	30,098
Restricted cash	12,026	26,777
Hotel receivables (net of allowance for doubtful accounts of $183 and $738, respectively)	10,225	49,619
Prepaid expenses and other assets	47,819	59,474
Total assets	$6,076,366	$6,498,555
LIABILITIES AND EQUITY
Debt	$2,280,471	$2,229,220
Accounts payable, accrued expenses and other liabilities	226,446	260,166
Lease liabilities - operating leases	255,106	256,271
Deferred revenues	36,057	57,704
Accrued interest	4,653	4,694
Distribution payable	9,307	58,564
Total liabilities	2,812,040	2,866,619
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at December 31, 2020 and December 31, 2019), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,673,300 shares issued and outstanding at December 31, 2020 and 130,484,956 shares issued and outstanding at December 31, 2019	1,307	1,305
Additional paid-in capital	4,169,870	4,069,410
Accumulated other comprehensive income (loss)	(60,071)	(24,715)
Distributions in excess of retained earnings	(853,973)	(424,996)
Total shareholders’ equity	3,257,337	3,621,208
Non-controlling interests	6,989	10,728
Total equity	3,264,326	3,631,936
Total liabilities and equity	$6,076,366	$6,498,555
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data)
	For the year ended December 31,
	2020	2019	2018
Revenues:
Room	$287,439	$1,103,947	$565,107
Food and beverage	95,892	370,584	199,089
Other operating	59,557	137,682	64,482
Total revenues	442,888	1,612,213	828,678
Expenses:
Hotel operating expenses:
Room	91,771	275,855	143,171
Food and beverage	77,698	260,278	136,845
Other direct and indirect	209,957	438,035	231,818
Total hotel operating expenses	379,426	974,168	511,834
Depreciation and amortization	224,560	234,880	108,475
Real estate taxes, personal property taxes, property insurance, and ground rent	114,333	125,013	54,191
General and administrative	45,158	34,047	20,945
Transaction costs	10,544	8,679	75,049
Impairment loss	74,556	—	—
(Gain) loss on sale of hotel properties	(117,401)	(2,819)	2,147
(Gain) loss and other operating expenses	4,421	8,903	(10,935)
Total operating expenses	735,597	1,382,871	761,706
Operating income (loss)	(292,709)	229,342	66,972
Interest expense	(104,098)	(108,474)	(53,923)
Other	517	29	2,078
Income (loss) before income taxes	(396,290)	120,897	15,127
Income tax (expense) benefit	3,697	(5,172)	(1,742)
Net income (loss)	(392,593)	115,725	13,385
Net income (loss) attributable to non-controlling interests	(864)	283	(8)
Net income (loss) attributable to the Company	(391,729)	115,442	13,393
Distributions to preferred shareholders	(32,556)	(32,556)	(17,466)
Net income (loss) attributable to common shareholders	$(424,285)	$82,886	$(4,073)
Net income (loss) per share available to common shareholders, basic	$(3.25)	$0.63	$(0.06)
Net income (loss) per share available to common shareholders, diluted	$(3.25)	$0.63	$(0.06)
Weighted-average number of common shares, basic	130,610,015	130,471,670	74,286,307
Weighted-average number of common shares, diluted	130,610,015	130,718,306	74,286,307

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data)

	For the year ended December 31,
	2020	2019	2018

Comprehensive Income:
Net income (loss)	$(392,593)	$115,725	$13,385
Other comprehensive income (loss):
Change in fair value of derivative instruments	(63,861)	(25,785)	(1,929)
Amounts reclassified from other comprehensive income	28,505	(260)	(978)
Comprehensive income (loss)	(427,949)	89,680	10,478
Comprehensive income (loss) attributable to non-controlling interests	(934)	209	(16)
Comprehensive income (loss) attributable to the Company	$(427,015)	$89,471	$10,494
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	10,000,000	$100	68,812,575	$688	$1,685,437	$3,689	$(191,013)	$1,498,901	$4,625	$1,503,526
Issuance of shares, net of offering costs	10,400,000	104	61,399,104	614	2,377,089	—	—	2,377,807	—	2,377,807
Issuance of operating partnership units	—	—	—	—	—	—	—	—	4,665	4,665
Issuance of common shares for Board of Trustees compensation	—	—	17,410	1	661	—	—	662	—	662
Repurchase of common shares	—	—	(69,687)	(1)	(2,506)	—	—	(2,507)	—	(2,507)
Share-based compensation	—	—	151,887	1	5,123	—	—	5,124	1,104	6,228
Distributions on common shares/units	—	—	—	—	—	—	(113,172)	(113,172)	(377)	(113,549)
Distributions on preferred shares	—	—	—	—	—	—	(17,466)	(17,466)	(39)	(17,505)
Net contribution from non-controlling interests	—	—	—	—	—	—	—	—	125	125
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(1,929)	—	(1,929)	—	(1,929)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(978)	—	(978)	—	(978)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	—	548	(548)	—	—	—
Net income (loss)	—	—	—	—	—	—	13,393	13,393	(8)	13,385
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	7,180	—	—	7,182	1,057	8,239
Distributions on common shares/units	—	—	—	—	—	—	(199,076)	(199,076)	(562)	(199,638)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	(50)	(32,606)
Redemption of non-controlling interests	—	—	—	—	(30)	—	—	(30)	(95)	(125)
Other comprehensive income (loss):

Change in fair value of derivative instruments	—	—	—	—	—	(25,785)	—	(25,785)	—	(25,785)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(260)	—	(260)	—	(260)
Net income (loss)	—	—	—	—	—	—	115,442	115,442	283	115,725
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(119)	—	—	(119)	—	(119)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	12,162	—	—	12,163	10,616	22,779
Distributions on common shares/units	—	—	—	—	—	—	(4,692)	(4,692)	(45)	(4,737)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	—	(32,556)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Equity component of convertible senior notes	—	—	—	—	113,890	—	—	113,890	—	113,890
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(38,300)	—	—	(38,300)	—	(38,300)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(63,861)	—	(63,861)	—	(63,861)
Amounts reclassified from other comprehensive income	—	—	—	—	—	28,505	—	28,505	—	28,505
Net income (loss)	—	—	—	—	—	—	(391,729)	(391,729)	(864)	(392,593)
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
	For the year ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$(392,593)	$115,725	$13,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	224,560	234,880	108,475
Share-based compensation	22,779	8,239	6,228
(Gain) loss on marketable securities	—	—	2,978
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	17,200	17,349	18,256
(Gain) loss on sale of hotel properties	(117,401)	(2,819)	2,147
Impairment loss	74,556	—	—
Non-cash ground rent	6,198	6,395	3,062
Other	347	2,365	2,939
Changes in assets and liabilities:
Hotel receivables	38,509	8,648	3,684
Prepaid expenses and other assets	3,358	1,061	5,031
Accounts payable and accrued expenses	(60,673)	(605)	(34,517)
Deferred revenues	(18,616)	3,964	4,029
Net cash provided by (used in) operating activities	(201,776)	395,202	135,697
Investing activities:
Acquisition of LaSalle, net of cash acquired	—	—	(1,372,584)
Improvements and additions to hotel properties	(125,014)	(169,632)	(89,605)
Proceeds from sales of hotel properties	375,131	470,352	28,551
Investment in marketable securities	—	—	(356,180)
Sale of marketable securities	—	—	6,658
Purchase of corporate office equipment, software, and furniture	—	(752)	(164)
Property insurance proceeds	—	—	5,162
Net cash provided by (used in) investing activities	250,117	299,968	(1,778,162)
Financing activities:
Payment of offering costs — common and preferred shares	(119)	(275)	(470)
Payment of deferred financing costs	(16,372)	(461)	(29,366)
(Distributions) contributions from non-controlling interest	—	(125)	—
Borrowings under revolving credit facilities	760,115	414,771	550,181
Repayments under revolving credit facilities	(885,115)	(419,771)	(425,181)
Proceeds from debt	512,965	—	1,850,000
Repayments of debt	(212,965)	(518,207)	(102,366)
Purchases of capped calls for convertible senior notes	(38,300)	—	—
Repurchases of common shares	(1,255)	(4,009)	(2,507)
Distributions — common shares/units	(53,960)	(184,836)	(105,729)
Distributions — preferred shares	(32,556)	(32,556)	(16,094)
Proceeds from refundable membership deposits	—	—	29

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands)
Repayments of refundable membership deposits	(1,354)	(637)	(754)
Net cash provided by (used in) financing activities	31,084	(746,106)	1,717,743
Net change in cash and cash equivalents and restricted cash	79,425	(50,936)	75,278
Cash and cash equivalents and restricted cash, beginning of year	56,875	107,811	32,533
Cash and cash equivalents and restricted cash, end of year	$136,300	$56,875	$107,811
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
As of December 31, 2020, the Company owned 53 hotels with a total of 13,236 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At December 31, 2020, the Company owned 99.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Operations and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand was dramatically reduced. Following government mandates and health official recommendations, the Company temporarily suspended operations at 47 of its hotels and resorts and working with its operators, dramatically reduced staffing and expenses at the hotels that remained operational. Throughout the summer months, hotel industry demand improved from its historical lows seen in the second quarter, particularly as leisure customers sought to travel to drive-to hotels and resorts that could offer more space and outdoor experiences. The monthly revenue increased slowly through October as the Company reopened several of its hotels and resorts between May and October. November and December had declining revenue at most of its opened hotels, except its South Florida properties, as leisure demand declined and business travel did not return in a meaningful manner. The South Florida properties experienced slightly increasing revenue late in the year which is consistent with the seasonal pattern for these warm weather resort properties. The Company anticipates leisure travel will return as vaccine distribution becomes more widely available, followed by business travel. The Company still anticipates group demand will be the slowest to return until there is more certainty around health and immunity solution for the country. As of December 31, 2020, 37 of the Company's hotels and resorts listed below were open, with operations at the remaining 16 hotels still temporarily suspended. The Company anticipates reopening additional hotels as demand returns and it determines that the Company would lose less money with the hotels open versus remaining closed.

	Property	Location
1.	L'Auberge Del Mar	Del Mar, CA
2.	Hotel Palomar Los Angeles Beverly Hills	Los Angeles, CA
3.	W Los Angeles - West Beverly Hills	Los Angeles, CA
4.	Mondrian Los Angeles	West Hollywood, CA
5.	Le Meridien Delfina Santa Monica	Santa Monica, CA
6.	Viceroy Santa Monica Hotel	Santa Monica, CA
7.	Le Parc Suite Hotel	West Hollywood, CA
8.	Montrose West Hollywood	West Hollywood, CA
9.	Chamberlain West Hollywood Hotel	West Hollywood, CA
10.	Grafton on Sunset	West Hollywood, CA
11.	Embassy Suites San Diego Bay - Downtown	San Diego, CA
12.	Paradise Point Resort & Spa	San Diego, CA
13.	San Diego Mission Bay Resort (formerly Hilton San Diego Mission Bay Resort)	San Diego, CA
14.	The Westin San Diego Gaslamp Quarter	San Diego, CA
15.	Hilton San Diego Gaslamp Quarter	San Diego, CA
16.	Solamar Hotel	San Diego, CA
17.	Hotel Spero	San Francisco, CA
18.	Hotel Zetta San Francisco	San Francisco, CA
19.	Chaminade Resort & Spa	Santa Cruz, CA
20.	Southernmost Beach Resort	Key West, FL
21.	The Marker Key West Harbor Resort	Key West, FL
22.	LaPlaya Beach Resort and Club	Naples, FL
23.	Hotel Colonnade Coral Gables, Autograph Collection	Miami, FL
24.	The Liberty, A Luxury Collection Hotel, Boston	Boston, MA
25.	Hyatt Regency Boston Harbor	Boston, MA
26.	W Boston	Boston, MA
27.	The Westin Copley Place, Boston	Boston, MA
28.	George Hotel	Washington, DC
29.	Hotel Zena Washington DC (formerly Donovan Hotel)	Washington, DC
30.	Viceroy Washington DC (formerly Mason & Rook Hotel)	Washington, DC
31.	Skamania Lodge	Stevenson, WA
32.	Hotel Monaco Seattle	Seattle, WA
33.	Hotel Vintage Seattle	Seattle, WA
34.	Hotel Vintage Portland	Portland, OR
35.	The Heathman Hotel	Portland, OR
36.	The Nines, a Luxury Collection Hotel, Portland	Portland, OR
37.	Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA
The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company expects that it will continue to have a significant negative impact on the Company's results of operations, financial position and cash flow in 2021. The Company cannot estimate when travel demand will recover. As a result of uncertainty at the beginning of the pandemic, in March 2020, the Company fully drew down on its $650.0 million unsecured revolving credit facility, reduced the quarterly cash dividend on its common shares to one penny per share, reduced planned capital expenditures, reduced the compensation of its executive officers, trustees and employees, and, working closely with its hotel operating partners, significantly reduced its hotels' operating expenses. On June 29, 2020, the Company amended its existing credit facilities, term loan facilities and senior notes. Among other things, the amendments extended the maturity of a significant portion of the term loan due in November 2021 to November 2022, waived existing financial covenants through the end of the first quarter of 2021 and provided substantially less restrictive financial covenants through the end of the second quarter of 2022. In addition, the Company repaid approximately $250.0 million on its unsecured revolving credit facility. In December 2020, the Company issued $500.0 million of convertible notes and used the proceeds to repay an additional $250.0 million of its unsecured revolving credit facility and $200.0 million of its unsecured term loans. As of December 31, 2020, the Company had a balance of $40.0 million on its unsecured revolving credit facility.
In February 2021, the Company issued an additional $250.0 million of convertible notes under the same terms as the December 2020 offering, at a 5.5% premium to par. In connection with the pricing of the convertible notes, the Company entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. The Company used the net proceeds to reduce amounts outstanding under the Company’s senior unsecured revolving credit facility, unsecured term loans, and for general corporate purposes.
In February 2021, the Company further amended the agreements governing the existing credit facilities, term loan facilities and senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022 except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio which were extended through December 31, 2021 and to increase the interest rate spread. Refer to "Note 5. Debt" for additional information regarding these amendments and convertible debt. Based on these amendments and expense and cash burn rate reductions, the Company believes that it has sufficient liquidity to meet its obligations for the next twelve months.
The negative impact of the demand loss caused by COVID-19 will result in a significant income tax loss in PHL. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company had a valuation allowance of $20.9 million as of December 31, 2020. As of December 31, 2020, the Company had an income tax receivable of $6.9 million attributable to the net operating loss carry-back, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but over which the Company has the ability to exercise significant influence regarding operating and financial policies, are accounted for under the equity method.
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
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus, impact the Company's financial position. As discussed above, the impact of COVID-19 has significantly impacted the hotels' operational performance and therefore the Company has significantly reduced distributions to our shareholders in addition to taking other measures in order to reduce operating expenses. A continued reduction in travel may impact the Company's ability to service debt or meet other financial obligations.
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
Hotel renovations and replacements of assets that improve or extend the life of the asset are recorded at cost and depreciated over their estimated useful lives. Furniture, fixtures and equipment under finance leases are recorded at the present value of the minimum lease payments. Repair and maintenance costs are expensed as incurred.

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
The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying value of the asset, an adjustment to reduce the carrying value to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and estimated holding period, future required capital expenditures, and fair values, including consideration of expected terminal capitalization rates, discount rates, and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
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
Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.
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
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The Company early adopted ASU 2020-06 on January 1, 2021. As such, beginning January 1, 2021, the convertible debt will be recorded entirely as a single liability with no portion of the proceeds from the issuance of the convertible debt instrument recorded as attributable to the conversion feature. In addition, the Company will cease recording non-cash interest expense associated with amortization of the debt discount and will calculate earnings per share using the if-converted method. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share.
Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the years ended December 31, 2020 and 2019.
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

The following table sets forth information regarding the Company's disposition transactions during the years ended December 31, 2020 and 2019 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Sofitel Washington DC Lafayette Square and InterContinental Buckhead Atlanta	Washington, DC / Buckhead, GA	March 6, 2020	$331,000
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020	56,000
2020 Total			$387,000

The Liaison Capitol Hill	Washington, D.C.	February 14, 2019	$111,000
Hotel Palomar Washington DC	Washington, D.C.	February 22, 2019	141,450
Onyx Hotel	Boston, MA	May 29, 2019	58,255
Hotel Amarano Burbank	Burbank, CA	July 16, 2019	72,866
Rouge Hotel	Washington, DC	September 12, 2019	42,000
Hotel Madera	Washington, DC	September 26, 2019	23,250
Topaz Hotel	Washington, DC	November 22, 2019	33,100
2019 Total			$481,921
For the years ended December 31, 2020, 2019 and 2018, the Company recognized a (gain) loss on its dispositions of $(117.4) million, $(2.8) million and $2.1 million, respectively, which is included in (gain) loss on sale of hotel properties, in the accompanying consolidated statements of operations and comprehensive income. For the years ended December 31, 2020, 2019 and 2018, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $4.9 million, $46.4 million and $30.1 million, respectively, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land	$973,848	$1,042,198
Buildings and improvements	4,849,644	4,998,108
Furniture, fixtures and equipment	515,975	522,631
Finance lease asset	114,835	134,063
Construction in progress	5,443	35,637
	$6,459,745	$6,732,637
Right-of-use asset, operating leases	320,564	335,272
Investment in hotel properties	$6,780,309	$7,067,909
Less: Accumulated depreciation	(898,287)	(735,322)
Investment in hotel properties, net	$5,882,022	$6,332,587
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the effects of the COVID-19 pandemic on our expected future operating cash flows and estimated hold periods for certain properties, we determined certain impairment triggers had occurred and as a result, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the year ended December 31, 2020, the Company recognized an impairment loss of $74.6 million related to two hotels and the retail component of a hotel as a result of the fair values being lower than their carrying values. The impairment loss was determined using level 2 inputs under authoritative guidance for fair value measurements.
On January 1, 2019, the Company adopted ASC 842, Leases and applied it prospectively. At adoption, the Company also elected the practical expedients which permitted it to not reassess its prior conclusions about lease identification, classification and initial direct costs. Consequently on January 1, 2019, the Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.1 million and financing lease liabilities of $46.4 million. As of December 31, 2019, the Company's lease liabilities consisted of operating lease liabilities of $256.3 million and financing lease liabilities of $45.6 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets. The adoption of this standard had minimal impact on the Company's consolidated statements of operations and comprehensive income.
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
On February 18, 2021, the Company further amended its credit agreements and related documents governing the unsecured revolving credit facilities, term loan agreements and senior notes, which:
•extended the waiver period for financial covenants through the end of the first quarter of 2022 except for the minimum fixed charge coverage and the minimum unsecured interest coverage ratio which are extended through December 31, 2021. The covenants are substantially less restrictive through a phase-in period;
•extended the majority of the remaining balance of the Company's Sixth Term Loan 2021 tranche, from November 2021 to November 2022;
•increased the spread on the unsecured revolving credit facility to LIBOR plus 2.4% and unsecured term loans to LIBOR plus 2.35%;
•increased the fixed rate on the Senior Unsecured Notes by 0.45% during the extended waiver period; and
•extends other terms through the extended waiver period.

The Company's debt consisted of the following as of December 31, 2020 and 2019 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate	Maturity Date		December 31, 2020	December 31, 2019
Revolving credit facilities
Senior unsecured credit facility	Floating (1)	January 2022		$40,000	$165,000
PHL unsecured credit facility	Floating (2)	January 2022		—	—
Total revolving credit facilities				$40,000	$165,000

Unsecured term loans
First Term Loan	Floating (3)	January 2023		300,000	300,000
Second Term Loan	Floating (3)	April 2022		65,000	65,000
Fourth Term Loan	Floating (3)	October 2024		110,000	110,000
Sixth Term Loan
Tranche 2021	Floating (3)	November 2021	(4)	40,966	300,000
Tranche 2021 Extended	Floating (3)	November 2022		173,034	—
Tranche 2022	Floating (3)	November 2022		286,000	400,000
Tranche 2023	Floating (3)	November 2023		400,000	400,000
Tranche 2024	Floating (3)	January 2024		400,000	400,000
Total Sixth Term Loan				1,300,000	1,500,000
Total term loans at stated value				1,775,000	1,975,000
Deferred financing costs, net				(8,455)	(10,343)
Total term loans				$1,766,545	$1,964,657

Convertible senior notes
Convertible senior notes	1.75%	December 2026		500,000	—
Debt discount, net				(113,099)	—
Deferred financing costs, net				(12,568)	—
Total convertible senior notes				$374,333	$—

Senior unsecured notes
Series A Notes	4.70%	December 2023		60,000	60,000
Series B Notes	4.93%	December 2025		40,000	40,000
Total senior unsecured notes at stated value				100,000	100,000
Deferred financing costs, net				(407)	(437)
Total senior unsecured notes				$99,593	$99,563
Total debt				$2,280,471	$2,229,220
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of December 31, 2020, $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.46%. As of December 31, 2019, $1.6 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 3.43%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 3.32%.

(4) In February 2021, we repaid $12.8 million of the Sixth Term Loan Tranche 2021 and extended the majority of the remaining balance to November 2022.
Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of December 31, 2020, the Company had $40.0 million of outstanding borrowings, $6.8 million of outstanding letters of credit and borrowing capacity of $603.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement to up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.25% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.25% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of December 31, 2020, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility.  The Company will incur a fee that shall be agreed upon with the issuing bank.  Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $6.8 million and $2.8 million were outstanding as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. Upon completion of the convertible notes offering in December, the Company repaid $200.0 million of the Company's sixth term loans. As of December 31, 2020, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities, see Derivative and Hedging Activities below.
Convertible Senior Notes
In December 2020, the Company issued $500.0 million aggregate principal amount of 1.75% Convertible Senior Notes maturing in December 2026 (the "Convertible Notes"). The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The net proceeds from the offering of the Convertible Notes were approximately $487.3 million after deducting the underwriting fees and other expenses paid by the Company.
The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $0.4 million for the year ended December 31, 2020.
The Company separated the Convertible Notes into liability and equity components. The initial carrying amount of the liability component was $386.1 million and was calculated using a discount rate of 6.25%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Notes. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of the

Convertible Notes, or $113.9 million. The amount recorded in equity is not subject to remeasurement or amortization. The $113.9 million also represents the initial discount recorded on the Convertible Notes. The discount is accreted to interest expense using the effective interest rate method over the contractual term of the Convertible Notes. The Company recorded interest expense related to the accretion of the discount and the amortization of the debt issuance costs of $0.9 million for the year ended December 31, 2020.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”), at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
The Company may redeem for cash all or a portion of the Convertible Notes, at its option, on or after December 20, 2023 upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes may be increased.
In connection with the Convertible Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offering of the Convertible Notes or their respective affiliates and other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions was $38.3 million and was recorded within additional paid-in capital.
Senior Unsecured Notes
The Company has $60.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of December 31, 2020, the Company was in compliance with all such debt covenants.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Unsecured revolving credit facilities	$10,210	$4,530	$11,274
Unsecured term loan facilities	72,642	79,813	30,479
Convertible senior notes	365	—	—
Senior unsecured notes	4,792	4,792	4,686
Mortgage debt	—	2,293	2,592
Amortization of deferred financing fees	7,296	7,115	2,565
Other	8,793	9,931	2,327
Total interest expense	$104,098	$108,474	$53,923
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and convertible senior notes) as of December 31, 2020 and 2019 was $491.8 million and $101.2 million, respectively.

Future Minimum Principal Payments
As of December 31, 2020, the future minimum principal payments for the Company's debt are as follows (in thousands):

2021	$40,966
2022	564,034
2023	760,000
2024	510,000
2025	40,000
Thereafter	500,000
Total debt principle payments	$2,415,000
Deferred financing costs	(134,529)
Total debt	$2,280,471
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

The Company's interest rate swaps at December 31, 2020 and 2019 consisted of the following (dollars in thousands):

				Notional Value as of
Hedge Type	Interest Rate		Maturity	December 31, 2020	December 31, 2019
Swap - cash flow	1.63%		January 2020	$—	$50,000
Swap - cash flow	1.63%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	2.46%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	1.66%		January 2020	—	50,000
Swap - cash flow	2.12%		December 2020	—	100,000
Swap - cash flow	2.12%		December 2020	—	100,000
Swap - cash flow	1.74%		January 2021	75,000	75,000
Swap - cash flow	1.75%		January 2021	50,000	50,000
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.53%		January 2021	37,500	37,500
Swap - cash flow	1.46%	(1)	January 2021	100,000	100,000
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	1.47%	(1)	January 2021	47,500	47,500
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	2.60%		October 2021	55,000	55,000
Swap - cash flow	1.78%	(1)	January 2022	100,000	100,000
Swap - cash flow	1.78%	(1)	January 2022	50,000	50,000
Swap - cash flow	1.79%	(1)	January 2022	30,000	30,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.68%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.64%		April 2022	25,000	25,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	85,000	85,000
Swap - cash flow	1.99%		November 2023	50,000	50,000
Swap - cash flow	1.99%		November 2023	30,000	30,000
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	50,000	—
Swap - cash flow	2.60%		January 2024	25,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Swap - cash flow	2.60%		January 2024	75,000	—
Total				$1,430,000	$1,630,000
________________________
(1) Swaps assumed in connection with the Company's merger with LaSalle Hotel Properties on November 30, 2018.
In addition, as of December 31, 2020 and 2019, the Company had interest rates swaps for aggregate notional amounts of $490.0 million and $590.0 million, respectively, which will become effective in the future as current swaps mature. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of December 31, 2020, the Company's derivative instruments were in liability positions, with aggregate liability fair values of $58.0 million which are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $24.7 million will be reclassified from accumulated other comprehensive income (loss) to interest expense in the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
San Diego, CA	$96,071	$243,598	$78,965
Southern FL	76,971	115,600	63,824
San Francisco, CA	66,896	319,195	193,708
Boston, MA	63,356	273,669	85,676
Los Angeles, CA	51,664	200,398	128,016
Other(1)	27,453	128,627	108,583
Portland, OR	27,174	105,571	98,265
Chicago, IL	15,604	82,690	3,885
Washington, D.C.	12,739	111,552	34,731
Seattle, WA	4,960	31,313	33,025
	$442,888	$1,612,213	$828,678
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2020, the Company had no repurchases under this program and as of December 31, 2020, $56.6 million of common shares remained available for repurchase under this program.
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

Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2020:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2020	March 31, 2020	April 15, 2020
$0.01	June 30, 2020	June 30, 2020	July 15, 2020
$0.01	September 30, 2020	September 30, 2020	October 15, 2020
$0.01	December 31, 2020	December 31, 2020	January 15, 2021
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following Preferred Shares were outstanding as of December 31, 2020 and 2019:

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

Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2020:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2020	March 31, 2020	April 15, 2020
6.50% Series C	$0.41	June 30, 2020	June 30, 2020	July 15, 2020
6.50% Series C	$0.41	September 30, 2020	September 30, 2020	October 15, 2020
6.50% Series C	$0.41	December 31, 2020	December 31, 2020	January 15, 2021
6.375% Series D	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series D	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series D	$0.40	September 30, 2020	September 30, 2020	October 15, 2020
6.375% Series D	$0.40	December 31, 2020	December 31, 2020	January 15, 2021
6.375% Series E	$0.40	March 31, 2020	March 31, 2020	April 15, 2020
6.375% Series E	$0.40	June 30, 2020	June 30, 2020	July 15, 2020
6.375% Series E	$0.40	September 30, 2020	September 30, 2020	October 15, 2020
6.375% Series E	$0.40	December 31, 2020	December 31, 2020	January 15, 2021
6.30% Series F	$0.39	March 31, 2020	March 31, 2020	April 15, 2020
6.30% Series F	$0.39	June 30, 2020	June 30, 2020	July 15, 2020
6.30% Series F	$0.39	September 30, 2020	September 30, 2020	October 15, 2020
6.30% Series F	$0.39	December 31, 2020	December 31, 2020	January 15, 2021
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
As of December 31, 2020, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to its executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
On July 24, 2020, 109,240 LTIP Class B units were converted to common shares.
As of December 31, 2020 and 2019, the Operating Partnership had 127,111 and 236,351 LTIP units outstanding, respectively. As of December 31, 2020, all of such LTIP units outstanding have vested. Vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be redeemed for common shares or cash as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of December 31, 2020 and 2019, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2020, there were 1,199,767 common shares available for issuance under the Plan.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2018	137,105	$30.05
Granted	52,609	$36.86
Vested	(61,982)	$31.35
Forfeited	—	$—
Unvested at December 31, 2018	127,732	$32.22
Granted	88,430	$32.64
Vested	(66,276)	$30.20
Forfeited	(707)	$32.70
Unvested at December 31, 2019	149,179	$33.37
Granted	390,242	$23.62
Vested	(72,824)	$33.13
Forfeited	(6,787)	$27.68
Cancelled	(217,083)	$25.53
Unvested at December 31, 2020	242,727	$24.94
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company cancelled the February 2020 service condition share award (retention grant) and as a result accelerated and recognized an expense of $5.5 million. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $8.1 million, $2.4 million, and $2.0 million respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2020, there was $3.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.3 years.
Performance-Based Equity Awards
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company. The awards vested based on the extent to which the performance criteria had been met, on January 1, 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. In January 2016, the Company issued 25,134 of common shares which represented achieving 49% of the 50,418 target number of shares for that measurement period. In January 2017, the Company issued 12,285 of common shares which represented achieving 25% of the 49,914 target number of shares for that measurement period. In January 2018, the Company issued 72,236 of common shares which represented achieving 145% of the 49,914 target number of shares for that measurement period. In January 2019, the Company issued 35,471 of common shares which represented achieving 71% of the 49,914 target number of shares for that measurement period. In February 2020, the Company issued 27,881 of common shares which represented achieving 56% of the 49,914 target number of shares for that measurement period.
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
On July 27, 2015, a target award of 771 performance-based equity awards was granted to an employee of the Company. In January 2018, these awards vested and the Company issued 1,079 common shares to the employee. The actual number of common shares that vested was based on the three performance criteria defined in the award agreement for the period of performance from January 1, 2016 through December 31, 2017.

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
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-

line basis through the vesting date. As of December 31, 2020, there was approximately $4.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $4.1 million, $4.8 million and $3.2 million, respectively, in expense related to these awards.
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
As of December 31, 2020, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On December 13, 2013, the Board of Trustees approved a grant of 226,882 LTIP Class B units to executive officers of the Company. These LTIP units were subject to time-based vesting in five equal annual installments beginning January 1, 2016 and ending on January 1, 2020. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $29.19 per unit. The aggregate grant date fair value of the LTIP Class B units was $6.6 million.
On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to executive officers. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
On July 24, 2020, 109,240 LTIP Class B units were redeemed for common shares.
As of December 31, 2020, the Company had 127,111 LTIP units outstanding. As of December 31, 2020, all of such LTIP units outstanding have vested.
For the years ended December 31, 2020, 2019 and 2018, the Company recognized approximately $10.6 million, $1.1 million, and $1.1 million respectively, in expense related to these LTIP units. As of December 31, 2020, there was no unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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

The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2020, 2019 and 2018:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$—	—%	$0.5609	30.03%	$1.2040	77.57%
Qualified dividend	—	—%	0.0069	0.37%	0.3482	22.43%
Capital gain	0.0100	33.33%	1.3000	69.60%	—	—%
Return of capital	0.0200	66.67%	—	—%	—	—%
Total	$0.0300	100.00%	$1.8678	100.00%	$1.5522	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.6100	30.03%	$1.2605	77.57%
Qualified dividend	—	—%	0.0075	0.37%	0.3645	22.43%
Capital gain	0.4063	33.34%	1.4138	69.60%	—	—%
Return of capital	0.8125	66.66%	—	—%	—	—%
Total	$1.2188	100.00%	$2.0313	100.00%	$1.6250	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.5982	30.03%	$1.2363	77.57%
Qualified dividend	—	—%	0.0074	0.37%	0.3575	22.43%
Capital gain	0.3984	33.33%	1.3866	69.60%	—	—%
Return of capital	0.7969	66.67%	—	—%	—	—%
Total	$1.1953	100.00%	$1.9922	100.00%	$1.5938	100.00%

Series E Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$0.5982	30.03%	$—	—%
Qualified dividend	—	—%	0.0074	0.37%	—	—%
Capital gain	0.3984	33.33%	1.3866	69.60%	—	—%
Return of capital	0.7969	66.67%	—	—%	—	—%
Total	$1.1953	100.00%	$1.9922	100.00%	$—	—%

Series F Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$0.5912	30.03%	$—	—%
Qualified dividend	—	—%	0.0073	0.37%	—	—%
Capital gain	0.3938	33.34%	1.3703	69.60%	—	—%
Return of capital	0.7875	66.66%	—	—%	—	—%
Total	$1.1813	100.00%	$1.9688	100.00%	$—	—%
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
Of the common distribution declared on December 15, 2020 and paid on January 15, 2021, $0.0100 will be treated as a 2021 distribution for tax purposes. The preferred share distributions declared on December 15, 2020 and paid on January 15, 2021 were treated as 2021 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2020	2019	2018
Federal
Current	$(127)	$3,061	$1,696
Deferred	(6,266)	(106)	(248)
State and local
Current	668	3,938	360
Deferred	2,028	(1,721)	(66)
Income tax expense (benefit)	$(3,697)	$5,172	$1,742
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2020	2019	2018
Statutory federal tax expense (benefit)	$(72,098)	$25,388	$3,177
State income tax expense (benefit), net of federal tax expense (benefit)	(5,046)	943	300
REIT income not subject to tax	53,311	(21,522)	(1,828)
Change in valuation allowance	20,056	—	—
Other	80	363	93
Income tax expense (benefit), net	$(3,697)	$5,172	$1,742
The Company has provided a valuation allowance against its federal and state deferred tax asset at December 31, 2020 and a valuation allowance against certain state deferred tax assets as of December 31, 2019. The Company has recorded a receivable of $6.9 million representing the portion of the current year loss that will be carried back to prior years in which the Company had taxable income. A valuation allowance has been recognized on the current year loss in excess of the amount that will be carried back and is due to the uncertainty of realizing the loss in future years.
The significant components of the Company's deferred tax assets as of December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Net operating loss carryover	$18,309	$723
State taxes and other	1,631	1,158
Depreciation	980	1,668
Total deferred tax asset before valuation allowance	$20,920	$3,549
Valuation allowance	(20,920)	(864)
Deferred tax asset net of valuation allowance	$—	$2,685
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2020 and 2019, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2016 and 2015, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to common shareholders	$(424,285)	$82,886	$(4,073)
Less: dividends paid on unvested share-based compensation	(8)	(294)	(332)
Net income (loss) available to common shareholders	$(424,293)	$82,592	$(4,405)
Denominator:
Weighted-average number of common shares — basic	130,610,015	130,471,670	74,286,307
Effect of dilutive share-based compensation	—	246,636	—
Weighted-average number of common shares — diluted	130,610,015	130,718,306	74,286,307

Net income (loss) per share available to common shareholders — basic	$(3.25)	$0.63	$(0.06)
Net income (loss) per share available to common shareholders — diluted	$(3.25)	$0.63	$(0.06)
For the years ended December 31, 2020, 2019 and 2018, 600,436, zero, 343,941, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the year ended December 31, 2020, 19,627,450 shares underlying the convertible debt have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The terms of these management agreements range from 1 year to 22 years, not including renewals, and 1 year to 52 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to seven times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2020, 2019, and 2018, combined base and incentive management fees were $9.4 million, $44.8 million and $24.5 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.

Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2020 and 2019, the Company had $12.0 million and $26.8 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of December 31, 2020, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(1)
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Hyatt Regency Boston Harbor	Operating lease	April 2077
San Diego Mission Bay Resort (formerly Hilton San Diego Mission Bay Resort)	Operating lease	July 2068
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Vitale	Operating lease	March 2070	(2)
Viceroy Santa Monica Hotel	Operating lease	September 2065
The Westin Copley Place, Boston	Operating lease	December 2077	(3)
The Liberty, A Luxury Collection Hotel, Boston	Operating lease	May 2080
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Harbor Court Hotel San Francisco	Finance lease	August 2052
The Roger New York	Finance lease	December 2044
(1) The expiration date assumes the exercise of all 19 five-year extension options.
(2) The expiration date assumes the exercise of a 14 year extension option.
(3) No payments are required through maturity.
(4) The expiration date assumes the exercise of a 30 year extension option.
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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	For the year ended December 31,
	2020	2019	2018
Fixed ground rent	$17,220	$17,042	$8,318
Variable ground rent	4,924	14,689	6,201
Total ground lease rent	$22,144	$31,731	$14,519

In January 2019, the Company acquired the ground lease underlying the land of the Solamar Hotel for $6.9 million.
Future maturity of lease liabilities for the Company's operating leases at December 31, 2020 were as follows (in thousands):

2021	$18,541
2022	18,849
2023	18,034
2024	18,119
2025	18,203
Thereafter	1,127,864
Total lease payments	$1,219,610
Less: Imputed interest	(964,504)
Present value of lease liabilities	$255,106
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

Note 12. Supplemental Information to Statements of Cash Flows

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Interest paid, net of capitalized interest	$90,655	$91,918	$48,658
Interest capitalized	$1,247	$347	$—
Income taxes paid	$3,469	$4,568	$4,047
Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,749	$51,006	$36,201
Distributions payable on preferred shares	$7,558	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$637	$740	$662
Issuance of common shares for LTIP units redemption	$2,831	$—	$—
Accrued additions and improvements to hotel properties	$9,164	$3,192	$8,620
Right of use assets obtained in exchange for lease liabilities	$—	$257,167	$—
Purchase of ground lease	$—	$16,604	$—
Write-off of fully depreciated building, furniture, fixtures and equipment	$—	$28,120	$—
Write-off of deferred financing costs	$1,979	$3,013	$—
The Company also had the following transactions in connection with the LaSalle merger:
Issuance of common shares	$—	$—	$2,144,057
Issuance of Series E and F preferred shares	$—	$—	$234,222
Issuance of OP units	$—	$—	$4,665
Exchange of LaSalle shares as part of purchase price	$—	$—	$346,544
Note 13. Subsequent Events
In January 2021, the Company entered into an agreement to assign certain rooftop wireless leases and grant long-term easements at 11 of the Company's properties. The Company received proceeds of approximately $12.0 million.
On February 3, 2021, the Company entered into an agreement to sell the Sir Francis Drake in San Francisco, California to an unaffiliated third-party. The Company expects to generate approximately $157.6 million of proceeds after customary closing costs. The Company expects the sale of the hotel to be completed in April 2021, subject to normal closing conditions, although no assurances can be given that the sales will be completed on these terms, or at all.
On February 9, 2021, the Company closed on a public offering of $250.0 million of 1.75% convertible notes. The convertible notes have terms identical to the Convertible Notes issued by the Company on December 15, 2020. The notes were sold at a 5.5% premium to par. In connection with the pricing of the notes, the Company entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. The Company used the net proceeds to reduce amounts outstanding under the Company’s senior unsecured revolving credit facility, unsecured term loans, and for general corporate purposes.
On February 18, 2021, the Company further amended its credit agreements and related documents governing the unsecured revolving credit facilities, term loan agreements and senior notes. The amendment is further discussed in "Note 5. Debt."
On February 18, 2021, the Board of Trustees granted awards of an aggregate of 319,947 service condition restricted common shares and target performance-based equity to executive officers and employees of the Company. These awards will vest over 3 years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2024 and and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2021 through December 31, 2023.
On February 18, 2021, the Board of Trustees granted awards of 600,097 LTIP Class B units to executive officers and 280,239 service condition restricted common shares to employees of the Company. These awards will vest ratably on January 1, 2023, 2024, 2025, and 2026.

Note 14. Quarterly Operating Results (Unaudited)
The Company's unaudited consolidated quarterly operating data for the years ended December 31, 2020 and 2019 (in thousands, except per-share data) is below. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of quarterly results have been reflected in the data. It is also management's opinion, however, that quarterly operating data for hotel properties are not indicative of results to be achieved in succeeding quarters or years.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$269,107	$22,592	$76,980	$74,209
Net income (loss)	42,068	(130,914)	(130,560)	(173,187)
Net income (loss) attributable to the Company	41,949	(130,513)	(130,307)	(172,858)
Net income (loss) attributable to common shareholders	33,810	(138,652)	(138,446)	(180,997)
Net income (loss) per share available to common shareholders, basic	$0.26	$(1.06)	$(1.06)	$(1.39)
Net income (loss) per share available to common shareholders, diluted	$0.26	$(1.06)	$(1.06)	$(1.39)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$367,169	$442,083	$423,552	$379,409
Net income (loss)	5,655	60,518	29,980	19,572
Net income (loss) attributable to the Company	5,635	60,373	29,891	19,543
Net income (loss) attributable to common shareholders	(2,504)	52,234	21,752	11,404
Net income (loss) per share available to common shareholders, basic	$(0.02)	$0.40	$0.17	$0.08
Net income (loss) per share available to common shareholders, diluted	$(0.02)	$0.40	$0.17	$0.08

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2020
(In thousands)

	Initial Costs				Gross Amount at End of Year
Description	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Sir Francis Drake	$22,500	$60,547	$6,953	$40,035	$22,500	$89,147	$18,388	$130,035	$39,823	$90,212	1928	6/22/2010	3-40 years
Hotel Monaco Washington DC	—	60,630	2,441	21,445	—	77,026	7,490	84,516	26,579	57,937	1839	9/9/2010	3-40 years
Skamania Lodge	7,130	44,987	3,523	25,953	9,881	62,195	9,517	81,593	20,800	60,793	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica	18,784	81,580	2,295	18,654	18,784	92,417	10,112	121,313	34,357	86,956	1972	11/19/2010	3-40 years
Sofitel Philadelphia at Rittenhouse Square	18,000	64,256	4,639	20,331	18,000	75,964	13,262	107,226	29,348	77,878	2000	12/3/2010	3-40 years
Argonaut Hotel	—	79,492	4,247	8,826	—	83,756	8,809	92,565	29,442	63,123	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	25,537	86,089	6,850	38,843	25,537	115,866	15,916	157,319	39,151	118,168	1987	4/6/2011	1-40 years
Hotel Monaco Seattle	10,105	38,888	2,073	12,349	10,105	45,580	7,730	63,415	18,768	44,647	1969	4/7/2011	3-40 years
Mondrian Los Angeles	20,306	110,283	6,091	31,699	20,306	127,584	20,489	168,379	45,311	123,068	1959	5/3/2011	3-40 years
W Boston	19,453	63,893	5,887	16,747	19,453	76,383	10,144	105,980	24,287	81,693	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	7,294	22,166	290	17,623	7,294	35,337	4,742	47,373	12,945	34,428	1913	4/4/2012	3-40 years
Hotel Vintage Seattle	8,170	23,557	706	8,911	8,170	29,823	3,351	41,344	10,347	30,997	1922	7/9/2012	3-40 years
Hotel Vintage Portland	6,222	23,012	1,093	16,264	6,222	35,024	5,345	46,591	13,311	33,280	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills	24,403	93,203	3,600	31,169	24,403	118,907	9,065	152,375	34,591	117,784	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	63,430	3,780	13,166	—	74,582	5,794	80,376	19,559	60,817	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	20,103	90,162	6,881	36,081	20,103	117,487	15,637	153,227	34,336	118,891	1988	1/29/2013	3-40 years
The Hotel Zags	8,215	37,874	1,500	7,379	8,215	43,605	3,148	54,968	10,466	44,502	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	116,445	3,550	40,919	—	153,485	7,429	160,914	38,410	122,504	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	12,561	43,665	1,094	36,706	12,561	75,462	6,003	94,026	21,332	72,694	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	18,493	92,339	8,757	12,531	18,493	98,896	14,731	132,120	28,245	103,875	1909	7/17/2014	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2020
(In thousands)

Hotel Colonnade Coral Gables, Autograph Collection	12,108	46,317	1,271	18,388	12,108	59,015	6,961	78,084	15,542	62,542	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	90,675	1,500	14,494	—	100,429	6,240	106,669	20,296	86,373	1972	11/20/2014	3-40 years
Revere Hotel Boston Common	41,857	207,817	10,596	(43,700)	17,367	180,892	18,311	216,570	44,071	172,499	1972	12/18/2014	3-40 years
LaPLaya Beach Resort & Club	112,575	82,117	6,733	29,717	112,575	108,828	9,739	231,142	23,856	207,286	1968	5/21/2015	3-40 years
Hotel Zoe Fisherman's Wharf	29,125	90,323	2,500	16,626	29,125	105,003	4,446	138,574	18,537	120,037	1990	6/11/2015	2-40 years
Villa Florence San Francisco on Union Square	41,272	94,257	2,994	(29,935)	30,496	72,264	5,828	108,588	8,378	100,210	1908	11/30/2018	3-40 years
Hotel Vitale	—	105,693	3,896	1,861	—	106,826	4,624	111,450	9,569	101,881	2005	11/30/2018	3-40 years
The Marker San Francisco	45,243	68,244	5,453	1,803	45,243	69,287	6,213	120,743	7,567	113,176	1910/1995	11/30/2018	3-40 years
Hotel Spero	39,363	64,804	11,235	709	39,363	65,134	11,614	116,111	6,836	109,275	1928/1999	11/30/2018	3-40 years
Chaminade Resort & Spa	22,590	37,114	6,009	13,056	22,590	48,444	7,735	78,769	5,503	73,266	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	79,009	6,190	1,330	—	79,760	6,769	86,529	6,074	80,455	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	91,442	5,257	10,327	—	99,407	7,619	107,026	8,326	98,700	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	17,876	65,515	2,496	12,361	17,876	74,544	5,828	98,248	6,147	92,101	1970	11/30/2018	3-40 years
Montrose West Hollywood	16,842	58,729	6,499	1,491	16,842	59,045	7,674	83,561	5,137	78,424	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	14,462	43,157	5,983	1,409	14,462	44,085	6,464	65,011	4,172	60,839	1970/2005	11/30/2018	3-40 years
Grafton on Sunset	12,440	36,932	3,951	588	12,440	37,274	4,197	53,911	4,076	49,835	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	291,754	35,780	5,304	—	295,327	37,511	332,838	26,282	306,556	1983	11/30/2018	3-40 years
The Liberty, A Luxury Collection Hotel, Boston	—	195,797	15,126	3,279	—	197,637	16,565	214,202	15,056	199,146	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	122,344	6,862	7,533	—	129,294	7,445	136,739	9,780	126,959	1993	11/30/2018	3-40 years
George Hotel	15,373	65,529	4,489	366	15,373	65,773	4,611	85,757	5,787	79,970	1928	11/30/2018	3-40 years
Viceroy Washington DC	18,686	60,927	2,838	8,579	18,686	66,469	5,875	91,030	5,124	85,906	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	19,035	60,402	2,066	27,810	19,035	84,350	5,928	109,313	3,884	105,429	1972	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2020
(In thousands)

Paradise Point Resort & Spa	—	199,304	22,032	8,556	21	204,573	25,298	229,892	17,977	211,915	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	33,017	131,926	7,741	1,347	33,017	132,937	8,077	174,031	11,049	162,982	2000	11/30/2018	3-40 years
Solamar Hotel	—	74,768	8,830	24,507	23,472	75,089	9,544	108,105	7,748	100,357	2005	11/30/2018	3-40 years
L'Auberge Del Mar	33,304	92,297	5,393	5,205	33,304	94,600	8,295	136,199	6,713	129,486	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	80,733	9,458	26,388	30	99,545	17,004	116,579	10,465	106,114	1962	11/30/2018	3-40 years
The Heathman Hotel	14,243	38,694	7,062	1,284	14,243	39,636	7,404	61,283	4,298	56,985	1927	11/30/2018	3-40 years
Southernmost Beach Resort	86,131	238,470	8,366	6,744	86,131	243,723	9,857	339,711	17,470	322,241	1958-2008	11/30/2018	3-40 years
The Marker Resort Key West Harbor Resort	25,463	66,903	2,486	3,400	25,463	69,291	3,498	98,252	5,200	93,052	2014	11/30/2018	3-40 years
The Roger New York	—	42,882	3,060	(16,946)	—	25,775	3,221	28,996	3,999	24,997	1930/1998	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	39,576	114,014	7,608	(17,618)	39,576	95,727	8,277	143,580	8,996	134,584	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	44,983	103,160	23,744	4,710	44,983	105,970	25,644	176,597	12,964	163,633	1963/1972	11/30/2018	3-40 years

	$982,840	$4,538,547	$331,754	$606,604	$973,848	$4,964,479	$521,418	$6,459,745	$898,287	$5,561,458

(1) Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2) The Company had no encumbrances on any of its hotel properties at December 31, 2020.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2020
(In thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2017	$2,904,072
Acquisitions	4,120,641
Capital expenditures	95,348
Disposal of Assets	(42,438)
Balance at December 31, 2018	$7,077,623
Acquisitions	23,472
Capital expenditures	159,574
Disposal of Assets	(503,383)
Other	(24,649)
Balance at December 31, 2019	$6,732,637
Capital expenditures	115,850
Disposal of Assets	(314,186)
Other	(74,556)
Balance at December 31, 2020	$6,459,745

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2017	$447,622
Depreciation	107,496
Disposal of Assets	(11,688)
Balance at December 31, 2018	$543,430
Depreciation	226,953
Disposal of Assets	(35,061)
Balance at December 31, 2019	$735,322
Depreciation	223,286
Disposal of Assets	(60,321)
Balance at December 31, 2020	$898,287
The aggregate cost of properties for federal income tax purposes is approximately $6.2 billion as of December 31, 2020.