Form 10-Q
period 2021-03-31
Pebblebrook Hotel Trust
filed 2021-04-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2021
Common shares of beneficial interest ($0.01 par value per share)	131,385,258

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)
	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,731,727	$5,882,022
Hotel held for sale	90,384	—
Cash and cash equivalents	113,338	124,274
Restricted cash	11,294	12,026
Hotel receivables (net of allowance for doubtful accounts of $539 and $183, respectively)	16,647	10,225
Prepaid expenses and other assets	45,519	47,819
Total assets	$6,008,909	$6,076,366
LIABILITIES AND EQUITY
Debt	$2,433,980	$2,280,471
Accounts payable, accrued expenses and other liabilities	239,278	226,446
Lease liabilities - operating leases	254,831	255,106
Deferred revenues	41,202	36,057
Accrued interest	9,087	4,653
Liabilities related to hotel held for sale	2,293	—
Distribution payable	9,082	9,307
Total liabilities	2,989,753	2,812,040
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $510,000 at March 31, 2021 and December 31, 2020), 100,000,000 shares authorized; 20,400,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	204	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,812,917 shares issued and outstanding at March 31, 2021 and 130,673,300 shares issued and outstanding at December 31, 2020	1,308	1,307
Additional paid-in capital	4,038,860	4,169,870
Accumulated other comprehensive income (loss)	(43,917)	(60,071)
Distributions in excess of retained earnings	(983,771)	(853,973)
Total shareholders’ equity	3,012,684	3,257,337
Non-controlling interests	6,472	6,989
Total equity	3,019,156	3,264,326
Total liabilities and equity	$6,008,909	$6,076,366
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)
	For the three months ended March 31,
	2021	2020
Revenues:
Room	$53,463	$177,141
Food and beverage	14,809	67,092
Other operating	15,371	24,874
Total revenues	83,643	269,107
Expenses:
Hotel operating expenses:
Room	16,710	54,125
Food and beverage	10,743	51,859
Other direct and indirect	45,228	95,470
Total hotel operating expenses	72,681	201,454
Depreciation and amortization	55,443	55,828
Real estate taxes, personal property taxes, property insurance, and ground rent	28,590	29,766
General and administrative	7,646	22,577
Transaction costs	111	36
Impairment loss	14,856	20,570
(Gain) loss on sale of hotel properties	—	(117,448)
(Gain) loss and other operating expenses	451	1,433
Total operating expenses	179,778	214,216
Operating income (loss)	(96,135)	54,891
Interest expense	(25,331)	(23,591)
Other	29	24
Income (loss) before income taxes	(121,437)	31,324
Income tax (expense) benefit	(3)	10,744
Net income (loss)	(121,440)	42,068
Net income (loss) attributable to non-controlling interests	(858)	119
Net income (loss) attributable to the Company	(120,582)	41,949
Distributions to preferred shareholders	(8,139)	(8,139)
Net income (loss) attributable to common shareholders	$(128,721)	$33,810
Net income (loss) per share available to common shareholders, basic	$(0.98)	$0.26
Net income (loss) per share available to common shareholders, diluted	$(0.98)	$0.26
Weighted-average number of common shares, basic	130,775,873	130,555,846
Weighted-average number of common shares, diluted	130,775,873	130,678,908

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended March 31,
	2021	2020

Comprehensive Income:
Net income (loss)	$(121,440)	$42,068
Other comprehensive income (loss):
Change in fair value of derivative instruments	9,736	(57,474)
Amounts reclassified from other comprehensive income	6,418	3,209
Comprehensive income (loss)	(105,286)	(12,197)
Comprehensive income (loss) attributable to non-controlling interests	(752)	(35)
Comprehensive income (loss) attributable to the Company	$(104,534)	$(12,162)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(85)	—	—	(85)	—	(85)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	102,249	1	7,020	—	—	7,021	10,616	17,637
Distributions on common shares/units	—	—	—	—	—	—	(764)	(764)	(4)	(768)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(57,474)	—	(57,474)	—	(57,474)
Amounts reclassified from other comprehensive income	—	—	—	—	—	3,209	—	3,209	—	3,209
Net income (loss)	—	—	—	—	—	—	41,949	41,949	119	42,068
Balance at March 31, 2020	20,400,000	$204	130,563,226	$1,306	$4,075,727	$(78,980)	$(391,950)	$3,606,307	$21,459	$3,627,766

	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Issuance of shares, net of offering costs	—	—	—	—	(10)	—	—	(10)	—	(10)
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	150,216	1	3,278	—	—	3,279	349	3,628
Distributions on common shares/units	—	—	—	—	—	—	(1,077)	(1,077)	(8)	(1,085)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	9,736	—	9,736	—	9,736
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,418	—	6,418	—	6,418
Net income (loss)	—	—	—	—	—	—	(120,582)	(120,582)	(858)	(121,440)
Balance at March 31, 2021	20,400,000	$204	130,812,917	$1,308	$4,038,860	$(43,917)	$(983,771)	$3,012,684	$6,472	$3,019,156

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the three months ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$(121,440)	$42,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,443	55,828
Share-based compensation	2,182	17,637
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	4,744	3,594
(Gain) loss on sale of hotel properties	—	(117,448)
Impairment loss	14,856	20,570
Non-cash ground rent	1,521	1,574
Other	69	146
Changes in assets and liabilities:
Hotel receivables	(6,800)	23,386
Prepaid expenses and other assets	1,686	(5,200)
Accounts payable and accrued expenses	35,110	(26,326)
Deferred revenues	5,493	(14,337)
Net cash provided by (used in) operating activities	(7,136)	1,492
Investing activities:
Improvements and additions to hotel properties	(9,623)	(50,099)
Proceeds from sales of hotel properties	—	320,036
Purchase of corporate office equipment, software, and furniture	(47)	—
Net cash provided by (used in) investing activities	(9,670)	269,937
Financing activities:
Payment of offering costs — common and preferred shares	(10)	(85)
Payment of deferred financing costs	(9,576)	—
Borrowings under revolving credit facilities	—	760,115
Repayments under revolving credit facilities	(40,000)	(281,947)
Proceeds from debt	263,750	—
Repayments of debt	(177,000)	—
Purchases of capped calls for convertible senior notes	(20,975)	—
Repurchases of common shares	(720)	(1,255)
Distributions — common shares/units	(1,312)	(50,027)
Distributions — preferred shares	(8,139)	(8,139)
Repayments of refundable membership deposits	(880)	(198)
Net cash provided by (used in) financing activities	5,138	418,464
Net change in cash and cash equivalents and restricted cash	(11,668)	689,893
Cash and cash equivalents and restricted cash, beginning of year	136,300	56,875
Cash and cash equivalents and restricted cash, end of period	$124,632	$746,768
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
As of March 31, 2021, the Company owned 53 hotels with a total of 13,236 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; New York, New York; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At March 31, 2021, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Operations and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand was dramatically reduced. In response, the Company implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of its hotels and resorts. As demand has returned over the past year, the Company reopened the majority of its hotels and resorts. As of March 31, 2021, 40 of the Company's hotels and resorts were open, with operations at the remaining 13 hotels listed below still temporarily suspended. The Company anticipates reopening additional hotels as demand returns.

	Property		Location
1.	Argonaut Hotel	(1)	San Francisco, CA
2.	Harbor Court Hotel San Francisco	(1)	San Francisco, CA
3.	Hotel Vitale		San Francisco, CA
4.	Hotel Zelos San Francisco	(1)	San Francisco, CA
5.	Hotel Zephyr Fisherman's Wharf	(1)	San Francisco, CA
6.	Hotel Zeppelin San Francisco	(1)	San Francisco, CA
7.	Hotel Zoe Fisherman's Wharf	(1)	San Francisco, CA
8.	The Marker San Francisco	(1)	San Francisco, CA
9.	Sir Francis Drake	(2)	San Francisco, CA
10.	Villa Florence San Francisco on Union Square		San Francisco, CA
11.	Revere Hotel Boston Common	(1)	Boston, MA
12.	The Westin Michigan Avenue Chicago		Chicago, IL
13.	The Roger New York		New York, NY
(1) Hotel reopened in April 2021.
(2) Hotel was sold in April 2021.
The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company expects that it will continue to have a significant negative impact on the Company's results of operations, financial position and cash flow in 2021. The Company cannot estimate when travel demand will fully recover.

In February 2021, the Company issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of its convertible notes originally issued in December 2020. In connection with the pricing of the convertible notes, the Company entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. The Company used the net proceeds to reduce amounts outstanding under the Company’s senior unsecured revolving credit facility and unsecured term loans, and for general corporate purposes.
In February 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio which were extended through December 31, 2021, and to increase the interest rate spread. Refer to "Note 5. Debt" for additional information regarding these amendments and the convertible notes. Based on these amendments and expense and cash burn rate reductions, the Company believes that it has sufficient liquidity to meet its obligations for the next twelve months.
The Company adopted a staggered return-to-work policy and other physical distancing policies at its corporate office and does not anticipate these policies to have any adverse impact on its ability to continue to operate its business. Transitioning to a hybrid remote-work environment has not had a material adverse impact on the Company's financial reporting system, internal controls or disclosure controls and procedures.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
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
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of the Company's board of trustees (the "Board of Trustees") has been obtained, no significant financing contingencies exist, and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss as continuing or discontinuing operations on the consolidated statements of operations and comprehensive income and classify the assets and related liabilities as held for sale on the consolidated balance sheets.
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
Share-based Compensation
The Company has adopted an equity incentive plan that provides for the grant of common share options, share awards, share appreciation rights, performance units and other equity-based awards. Equity-based compensation is measured at the fair value of the award on the date of grant and recognized as an expense on a straight-line basis over the vesting period. Share-based compensation awards that contain a performance condition are reviewed at least quarterly to assess the achievement of the performance condition. Compensation expense will be adjusted when a change in the assessment of achievement of the specific performance condition level is determined to be probable. The determination of fair value of these awards is subjective and involves estimates and assumptions including expected volatility of the Company's shares, expected dividend yield, expected term and assumptions of whether these awards will achieve parity with other operating partnership units or achieve performance thresholds.
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
Recent Accounting Standards
During the first quarter of 2020, the Financial Accounting Standards Board (" FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The Company early adopted ASU 2020-06 on January 1, 2021. As such, on January 1, 2021, the Company reclassified its equity component of the convertible debt to the liability. Convertible debt is now recorded entirely as a single liability with no portion of the proceeds from the issuance of the convertible debt instrument recorded as attributable to the conversion feature. In addition, the Company ceased recording non-cash interest expense associated with amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the three months ended March 31, 2021 and 2020.
As of March 31, 2021, the Company had entered into an agreement to sell the Sir Francis Drake for $157.6 million. This hotel was designated as held for sale as it met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. On April 1, 2021, the Company completed the sale of the Sir Francis Drake.
There were no dispositions of hotel properties during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company sold two hotel properties in a single transaction for an aggregate sales price of $331.0 million. For the three months ended March 31, 2020, the Company recognized a gain on its dispositions of $117.4 million, which is included in (gain) loss on sale of hotel properties in the accompanying consolidated statements of operations and comprehensive income. For the three months ended March 31, 2020, the accompanying consolidated statements of operations and comprehensive income included operating income of $4.3 million related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land	$947,263	$973,848
Buildings and improvements	4,759,264	4,849,644
Furniture, fixtures and equipment	499,810	515,975
Finance lease asset	114,835	114,835
Construction in progress	4,546	5,443
	$6,325,718	$6,459,745
Right-of-use asset, operating leases	318,944	320,564
Investment in hotel properties	$6,644,662	$6,780,309
Less: Accumulated depreciation	(912,935)	(898,287)
Investment in hotel properties, net	$5,731,727	$5,882,022
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the three months ended March 31, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from current marketing efforts for this property. For the three months ended March 31, 2020, the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements.
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11 for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $254.8 million and financing lease liabilities of $46.5 million. As of December 31, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.1 million and financing lease liabilities of $46.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
On February 18, 2021, the Company amended its credit agreements and related documents governing its unsecured revolving credit facilities, term loan agreements and senior notes, which:
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
•increased the fixed rate on the Senior Unsecured Notes by 0.45% during the waiver period; and
•extended other terms through the waiver period.

The Company's debt consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

					Balance Outstanding as of
	Interest Rate		Maturity Date		March 31, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)	January 2022		$—	$40,000
PHL unsecured credit facility	Floating	(2)	January 2022		—	—
Total revolving credit facilities					$—	$40,000

Unsecured term loans
First Term Loan	Floating	(3)	January 2023		300,000	300,000
Second Term Loan	Floating	(3)	April 2022		45,000	65,000
Fourth Term Loan	Floating	(3)	October 2024		110,000	110,000
Sixth Term Loan
Tranche 2021	Floating	(3)	November 2021	(4)	6,720	40,966
Tranche 2021 Extended	Floating	(3)	November 2022		140,280	173,034
Tranche 2022	Floating	(3)	November 2022		196,000	286,000
Tranche 2023	Floating	(3)	November 2023		400,000	400,000
Tranche 2024	Floating	(3)	January 2024		400,000	400,000
Total Sixth Term Loan					1,143,000	1,300,000
Total term loans at stated value					1,598,000	1,775,000
Deferred financing costs, net					(8,248)	(8,455)
Total term loans					$1,589,752	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026		750,000	500,000
Debt premium (discount), net					13,360	(113,099)
Deferred financing costs, net					(18,645)	(12,568)
Total convertible senior notes					$744,715	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023		60,000	60,000
Series B Notes	5.38%	(6)	December 2025		40,000	40,000
Total senior unsecured notes at stated value					100,000	100,000
Deferred financing costs, net					(487)	(407)
Total senior unsecured notes					$99,513	$99,593
Total debt					$2,433,980	$2,280,471
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of March 31, 2021, $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.13%, after taking into account interest rate swap agreements, and $168.0 million bore an effective weighted-average floating interest rate of 2.62%. As of December 31, 2020, $1.4 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.46%.
(4) In February 2021, the majority of the remaining balance was extended to November 2022.

(5) In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6) In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of March 31, 2021, the Company had no outstanding borrowings, $6.8 million of outstanding letters of credit and borrowing capacity of $643.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of March 31, 2021, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $6.8 million were outstanding as of March 31, 2021 and December 31, 2020.
As of March 31, 2021, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. Upon completion of the convertible notes offering in February 2021, the Company repaid $177.0 million of the Company's second and sixth term loans. As of March 31, 2021, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities below.
Convertible Senior Notes
In December 2020, the Company issued $500.0 million aggregate principal amount of 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes"). The net proceeds from this offering of the Convertible Notes were approximately $487.3 million after deducting the underwriting fees and other expenses paid by the Company.
In February 2021, the Company issued an additional $250.0 million aggregate principal amount of Convertible Notes. These additional Convertible Notes were sold at a 5.5% premium to par and generated net proceeds of approximately $257.2 million after deducting the underwriting fees and other expenses paid by the Company of $6.5 million, which was offset by a premium received in the amount of $13.8 million.
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $2.8 million for the three months ended March 31, 2021.
The Company separated the Convertible Notes issued in December 2020 into liability and equity components. The initial carrying amount of the liability component was $386.1 million and was calculated using a discount rate of 6.25%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Notes. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of such Convertible Notes, or $113.9 million. The amount recorded in equity was not subject to remeasurement or amortization. The $113.9 million also represented the initial discount recorded on the Convertible Notes. The Company early adopted ASU 2020-06 on January 1, 2021. As a result, the Convertible Notes are now recorded as a single liability with no portion recorded in equity. The Company also ceased recording non-cash interest expense associated with amortization of the debt discount.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
In connection with the Convertible Notes issuances, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offerings of the Convertible Notes or their respective affiliates and other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions entered into in December 2020 and February 2021 was $38.3 million and $21.0 million, respectively, and was recorded within additional paid-in capital.
Senior Unsecured Notes
The Company has $60.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2021, the Company was in compliance with all such debt covenants.
Interest Expense
The components of the Company's interest expense consisted of the following (in thousands):

	For the three months ended March 31,
	2021	2020
Unsecured revolving credit facilities	$561	$2,305
Unsecured term loan facilities	15,909	17,152
Convertible senior notes	2,819	—
Senior unsecured notes	1,252	1,198
Amortization of deferred financing fees	2,659	1,190
Other	2,131	1,746
Total interest expense	$25,331	$23,591
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and convertible senior notes) as of March 31, 2021 and December 31, 2020 was $684.3 million and $491.8 million, respectively.
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

The Company's interest rate swaps at March 31, 2021 and December 31, 2020 consisted of the following (dollars in thousands):

			Notional Value as of
Hedge Type	Interest Rate	Maturity	March 31, 2021	December 31, 2020
Swap - cash flow	1.74%	January 2021	—	75,000
Swap - cash flow	1.75%	January 2021	—	50,000
Swap - cash flow	1.53%	January 2021	—	37,500
Swap - cash flow	1.53%	January 2021	—	37,500
Swap - cash flow	1.46%	January 2021	—	100,000
Swap - cash flow	1.47%	January 2021	—	47,500
Swap - cash flow	1.47%	January 2021	—	47,500
Swap - cash flow	1.47%	January 2021	—	47,500
Swap - cash flow	1.47%	January 2021	—	47,500
Swap - cash flow	2.60%	October 2021	55,000	55,000
Swap - cash flow	2.60%	October 2021	55,000	55,000
Swap - cash flow	1.78%	January 2022	100,000	100,000
Swap - cash flow	1.78%	January 2022	50,000	50,000
Swap - cash flow	1.79%	January 2022	30,000	30,000
Swap - cash flow	1.68%	April 2022	25,000	25,000
Swap - cash flow	1.68%	April 2022	25,000	25,000
Swap - cash flow	1.64%	April 2022	25,000	25,000
Swap - cash flow	1.64%	April 2022	25,000	25,000
Swap - cash flow	0.17%	January 2023	100,000	—
Swap - cash flow	0.17%	January 2023	50,000	—
Swap - cash flow	0.17%	January 2023	25,000	—
Swap - cash flow	0.17%	January 2023	25,000	—
Swap - cash flow	1.99%	November 2023	85,000	85,000
Swap - cash flow	1.99%	November 2023	85,000	85,000
Swap - cash flow	1.99%	November 2023	50,000	50,000
Swap - cash flow	1.99%	November 2023	30,000	30,000
Swap - cash flow	2.60%	January 2024	75,000	75,000
Swap - cash flow	2.60%	January 2024	50,000	50,000
Swap - cash flow	2.60%	January 2024	25,000	25,000
Swap - cash flow	2.60%	January 2024	75,000	75,000
Swap - cash flow	2.60%	January 2024	75,000	75,000
Swap - cash flow	1.43%	February 2026	150,000	—
Swap - cash flow	1.44%	February 2026	50,000	—
Swap - cash flow	1.44%	February 2026	50,000	—
Swap - cash flow	1.44%	February 2026	40,000	—
Total			$1,430,000	$1,430,000
During the three months ended March 31, 2021, the Company had interest rates swaps for an aggregate notional amount of $490.0 million that became effective as other interest rate swaps matured. As of March 31, 2021, there are no additional interest rate swaps outstanding that will become effective in the future. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of March 31, 2021, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $0.1 million and $42.6 million, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets. The Company expects approximately $22.7 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Southern FL	$35,244	$35,191
San Diego, CA	14,678	41,679
Boston, MA	9,757	35,942
Los Angeles, CA	8,040	34,788
Portland, OR	5,782	15,648
Other(1)	2,975	20,311
San Francisco, CA	2,953	60,040
Washington, D.C.	1,902	10,909
Chicago, IL	1,824	10,273
Seattle, WA	488	4,326
	$83,643	$269,107
(1) Other includes: Atlanta (Buckhead), GA, Nashville, TN, New York, NY, Philadelphia, PA and Santa Cruz, CA.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the three months ended March 31, 2021, the Company had no repurchases under this program and as of March 31, 2021, $56.6 million of common shares remained available for repurchase under this program.
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

Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2021:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2021	March 31, 2021	April 15, 2021
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following Preferred Shares were outstanding as of March 31, 2021 and December 31, 2020:

Security Type	March 31, 2021	December 31, 2020
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
	20,400,000	20,400,000
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2021:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series D	$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series E	$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.30% Series F	$0.39	March 31, 2021	March 31, 2021	April 15, 2021
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
As of March 31, 2021, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to executive officers of the Company. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company cancelled this grant and as a result accelerated and recognized the full expense of $10.5 million.
On July 24, 2020, 109,240 LTIP Class B units were converted to common shares.
On February 18, 2021, the Board of Trustees granted an aggregate of 600,097 LTIP Class B units to executive officers of the Company. These LTIP units will vest ratably on January 1, 2023, 2024, 2025 and 2026 contingent upon continued employment with the Company.
As of March 31, 2021 and December 31, 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at March 31, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of March 31, 2021 and December 31, 2020, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2021, there were 130,439 common shares available for issuance under the Plan.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of March 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	242,727	$24.94
Granted	410,838	$22.69
Vested	(80,758)	$30.39
Forfeited	(466)	$28.17
Unvested at March 31, 2021	572,341	$22.55
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company cancelled the February 2020 service condition share award (retention grant) and as a result accelerated and recognized an expense of $5.5 million. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.8 million and $6.1 million, respectively, of share-based compensation expense related to these service condition restricted shares in the accompanying consolidated statements of operations and comprehensive income. As of March 31, 2021, there was $12.1 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.6 years.
Performance-Based Equity Awards
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company that were eligible for vesting in January 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. Based upon the extent to which the performance criteria had been met, the Company issued 25,134, 12,285, 72,236, 35,471 and 27,881 common shares in January 2016, 2017, 2018, 2019 and 2020, respectively.
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
On February 14, 2018, the Board of Trustees approved a target award of 78,918 performance-based equity awards to officers and employees of the Company. In January 2021, none of these awards vested and the Company issued no common shares to officers or employees. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2018 through December 31, 2020.
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
On February 18, 2021, the Board of Trustees approved a target award of 189,348 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2024. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2024 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2021 through December 31, 2023.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
December 13, 2013
Relative Total Shareholder Return	50.00%	$4.7	29.00%	0.34% - 2.25%	2.40%
Absolute Total Shareholder Return	50.00%	$2.9	29.00%	0.34% - 2.25%	2.40%

February 10, 2016
Relative Total Shareholder Return	70.00%	$1.6	25.00%	0.71%	3.00%
Absolute Total Shareholder Return	15.00%	$0.2	25.00%	0.71%	3.00%
EBITDA Comparison	15.00%	$0.4	25.00%	0.71%	3.00%

February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7	28.00%	1.27%	5.60%

February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5	28.00%	2.37%	4.70%

February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5	26.00%	2.52%	4.20%

February 12, 2020
Relative Total Shareholder Return	100.00%	$4.9	23.40%	1.41%	—%

February 18, 2021
Relative Total Shareholder Return	100.00%	$6.0	56.00%	0.19%	—%
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
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of March 31, 2021, there was approximately $9.7 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 2.2 years. For the three months ended March 31, 2021 and 2020, the Company recognized approximately $1.0 million and $0.9 million, respectively, in expense related to these awards.
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
As of March 31, 2021, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
On July 24, 2020, 109,240 LTIP Class B units were redeemed for common shares.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers of the Company. These LTIP units vest ratably on January 1, 2023, 2024, 2025 and 2026. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $22.69 per unit. The aggregate grant date fair value of the LTIP Class B units was $13.6 million.
As of March 31, 2021 and December 31, 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at March 31, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
For the three months ended March 31, 2021 and 2020, the Company recognized approximately $0.3 million and $10.6 million, respectively, in expense related to these LTIP units. As of March 31, 2021, there was $13.3 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three months ended March 31, 2021 and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2021 and December 31, 2020, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2016.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(128,721)	$33,810
Less: dividends paid on unvested share-based compensation	(12)	(2)
Undistributed earnings attributable to share-based compensation	—	(48)
Net income (loss) available to common shareholders	$(128,733)	$33,760
Denominator:
Weighted-average number of common shares — basic	130,775,873	130,555,846
Effect of dilutive share-based compensation	—	123,062
Weighted-average number of common shares — diluted	130,775,873	130,678,908

Net income (loss) per share available to common shareholders — basic	$(0.98)	$0.26
Net income (loss) per share available to common shareholders — diluted	$(0.98)	$0.26
For the three months ended March 31, 2021 and 2020, 1,041,130 and 203,152, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2021, 29,441,175 shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three months ended March 31, 2021 and 2020, combined base and incentive management fees were $2.3 million and $6.9 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.

Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2021 and December 31, 2020, the Company had $11.3 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of March 31, 2021, the following hotels were subject to leases as follows:

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
(2) The expiration date assumes the exercise of a 14-year extension option.
(3) No payments are required through maturity.
(4) The expiration date assumes the exercise of a 30-year extension option.
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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Fixed ground rent	$4,313	$4,289
Variable ground rent	1,496	2,048
Total ground lease rent	$5,809	$6,337

Future maturities of lease liabilities for the Company's operating leases at March 31, 2021 were as follows (in thousands):

2021	$13,903
2022	18,849
2023	18,034
2024	18,119
2025	18,203
Thereafter	1,127,864
Total lease payments	$1,214,972
Less: Imputed interest	(960,141)
Present value of lease liabilities	$254,831
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the three months ended March 31,
	2021	2020

	(in thousands)
Interest paid, net of capitalized interest	$17,438	$20,300
Interest capitalized	$—	$680
Income taxes paid (refunded)	$(21)	$(4)
Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$113,099	$—
Distributions payable on common shares/units	$1,524	$1,746
Distributions payable on preferred shares	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$516	$637
Issuance of common shares for executive and employee bonuses	$1,446	$—
Accrued additions and improvements to hotel properties	$1,242	$7,124
Write-off of deferred financing costs	$2,817	$—

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
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•the other factors discussed under the heading "Risk Factors" in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Overview
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand was dramatically reduced. In response, we implemented significant cost controls and salary reductions, and temporarily suspended operations at 47 of our hotels and resorts. As demand has returned over the past year, we have reopened the majority of our hotels and resorts. As of March 31, 2021, 40 of our hotels and resorts were open, with operations at the remaining 13 hotels still temporarily suspended. In April 2021, we reopened an additional eight hotels and we anticipate reopening additional hotels as demand returns.
In February 2021, we issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due 2026, which we initially issued in December 2020. In connection with the pricing of the notes, we entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. We used the net proceeds to reduce amounts outstanding under our senior unsecured revolving credit facility, unsecured term loans, and for general corporate purposes.
In February 2021, we amended the agreements governing our existing credit facilities, term loan facilities and senior notes to, among other things, increase the interest rate spread and waive financial covenants through the end of the first quarter of 2022 except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio, which were extended through December 31, 2021. Refer to "Note 5. Debt" for additional information regarding these amendments and our convertible notes. Based on these amendments and expense and cash burn rate reductions, we believe that we will have sufficient liquidity to meet our obligations for the next twelve months.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020

Same-Property Occupancy	18.8%	56.7%
Same-Property ADR	$240.27	$249.64
Same-Property RevPAR	$45.28	$141.43
Same-Property Total RevPAR	$70.83	$213.13

While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above schedule of hotel results for the three months ended March 31, 2020 includes information from all hotels owned as of March 31, 2021, except for Hotel Zena Washington DC (formerly Donovan Hotel) for the first quarter in both 2021 and 2020, because it was closed for renovations in the first quarter of 2020.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net income (loss)	$(121,440)	$42,068
Adjustments:
Depreciation and amortization	55,333	55,717
(Gain) loss on sale of hotel properties	—	(117,448)
Impairment loss	14,856	20,570
FFO	$(51,251)	$907
Distribution to preferred shareholders	(8,139)	(8,139)
FFO available to common share and unit holders	$(59,390)	$(7,232)
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

The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Net income (loss)	$(121,440)	$42,068
Adjustments:
Interest expense	25,331	23,591
Income tax expense (benefit)	3	(10,744)
Depreciation and amortization	55,443	55,828
EBITDA	$(40,663)	$110,743
(Gain) loss on sale of hotel properties	—	(117,448)
Impairment loss	14,856	20,570
EBITDAre	$(25,807)	$13,865
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
Results of Operations
At March 31, 2021 and 2020, we had 53 and 54, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2021 and 2020. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
Revenues — Total hotel revenues decreased by $185.5 million, of which $16.2 million was due to the non-comparable properties and the remaining decline was due to the decline in demand which began in March 2020 as a result of the COVID-19 pandemic. The decline was partially offset by increases at Southermost Beach Resort, The Marker Key West Harbor Resort and Chaminade Resort & Spa and an increase at Hotel Zena Washington DC (formerly Donovan Hotel), which was closed during the first quarter of 2020 for renovation.
Hotel operating expenses — Total hotel operating expenses decreased by $128.8 million, of which $10.9 million was due to the non-comparable properties and the remaining decline was due to the decline in demand which began in March 2020 as a result of the COVID-19 pandemic. The decline was partially offset by increases at Southermost Beach Resort, The Marker Key West Harbor Resort and Chaminade Resort & Spa and an increase at Hotel Zena Washington DC (formerly Donovan Hotel), which was closed during the first quarter of 2020 for renovation.
Depreciation and amortization — Depreciation and amortization expense decreased by $0.4 million due primarily to a decrease in assets resulting from the sales of three hotels in 2020, partially offset by an increase in depreciation and amortization expense related to recently renovated hotels.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.2 million primarily due to the sales of three hotels in 2020 and a decline in percentage ground rent which is based on a percentage of revenues.
General and administrative — General and administrative expenses decreased by $14.9 million primarily due to $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards in 2020. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Transaction costs — Transaction costs remained consistent compared to the prior year.
Impairment loss — Impairment loss decreased by $5.7 million. For the three months ended March 31, 2021, we recognized an impairment loss of $14.9 million related to one hotel. For the three months ended March 31, 2020, we recognized an impairment loss of $20.6 million related to a retail component of a hotel.
(Gain) loss on sale of hotel properties — Gain on sale of hotel properties was $117.4 million in 2020 as a result of the sale of the InterContinental Buckhead Atlanta and Sofitel Washington DC Lafayette Square hotels in the first quarter of 2020. There were no property sales in the first quarter of 2021.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased $1.0 million primarily due to reductions in pre-opening and hotel management transition expenses.
Interest expense — Interest expense increased by $1.7 million primarily due to an increase in the effective interest rate and the increase in amortization of deferred financing costs associated with unsecured term loans.
Other — Other income remained consistent compared to the prior year.
Income tax (expense) benefit — Income tax (expense) benefit decreased from a benefit of $10.7 million in 2020 to an immaterial expense in 2021 as a result of the valuation allowance recognized resulting from the uncertainty of utilizing net operating losses in future periods.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Liquidity and Capital Resources
In March 2020, the World Health Organization declared COVID-19 to be a global pandemic and the virus has continued to spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations corporate travel policy changes and individual responses, hotel demand was dramatically reduced. As of March 31, 2021, 40 of our hotels and resorts were open with operations of the remaining 13 hotels still temporarily suspended. This has had a material impact on the Company's liquidity. In April 2021, we reopened an additional eight hotels and we anticipate reopening additional hotels as demand returns. As of March 31, 2021, we had liquidity of $767.8 million, which includes cash and cash equivalents, restricted cash and the amount available on our revolving credit facility. On April 1, 2021, we sold the Sir Francis Drake Hotel and received net proceeds from the sale of $157.6 million which further improved our liquidity. Refer to the Overview in Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations," for additional information.

Our debt consisted of the following as of March 31, 2021 and December 31, 2020 (dollars in thousands):

					Balance Outstanding as of
	Interest Rate		Maturity Date		March 31, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)	January 2022		$—	$40,000
PHL unsecured credit facility	Floating	(2)	January 2022		—	—
Total revolving credit facilities					$—	$40,000

Unsecured term loans
First Term Loan	Floating	(3)	January 2023		300,000	300,000
Second Term Loan	Floating	(3)	April 2022		45,000	65,000
Fourth Term Loan	Floating	(3)	October 2024		110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating	(3)	November 2021	(4)	6,720	40,966
Tranche 2021 Extended	Floating	(3)	November 2022		140,280	173,034
Tranche 2022	Floating	(3)	November 2022		196,000	286,000
Tranche 2023	Floating	(3)	November 2023		400,000	400,000
Tranche 2024	Floating	(3)	January 2024		400,000	400,000
Total Sixth Term Loan					1,143,000	1,300,000
Total term loans at stated value					1,598,000	1,775,000
Deferred financing costs, net					(8,248)	(8,455)
Total term loans					$1,589,752	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026		750,000	500,000
Debt premium (discount), net					13,360	(113,099)
Deferred financing costs, net					(18,645)	(12,568)
Total convertible senior notes					$744,715	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023		60,000	60,000
Series B Notes	5.38%	(6)	December 2025		40,000	40,000
Total senior unsecured notes at stated value					100,000	100,000
Deferred financing costs, net					(487)	(407)
Total senior unsecured notes					$99,513	$99,593
Total debt					$2,433,980	$2,280,471
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
(3) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of March 31, 2021, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.13%, after taking into account interest rate swap agreements, and approximately $168.0 million bore a weighted-average floating interest rate of 2.62%. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%.
(4) In February 2021, the majority of the remaining balance was extended to November 2022.

(5) In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6) In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of March 31, 2021, we had no outstanding borrowings and borrowing capacity of $643.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in Note 5. "Debt," the spread on the borrowings is fixed at 2.40% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility up to $1.3 billion, subject to lender approval. We intend to repay indebtedness incurred under the senior unsecured revolving credit facility from time to time out of cash flows from operations and, as market conditions permit, from the net proceeds of issuances of additional equity and debt securities and from the net proceeds of dispositions of hotel properties.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in Note 5. "Debt," the spread on the borrowings is fixed at 2.40% during the waiver period. As of March 31, 2021, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loans. Information about our senior unsecured term loans is found in the table above and Note 5. "Debt" to the accompanying consolidated financial statements.
Convertible Senior Notes
In December 2020, the Company issued $500.0 million aggregate principal amount of 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes"). The net proceeds from this offering of the Convertible Notes were approximately $487.3 million after deducting the underwriting fees and other expenses paid by the Company.
In February 2021, the Company issued an additional $250.0 million aggregate principal amount of Convertible Notes. These additional Convertible Notes were sold at a 5.5% premium to par and generated net proceeds of approximately $257.2 million after deducting the underwriting fees and other expenses paid by the Company of $6.5 million, which was offset by a premium received in the amount of $13.8 million.
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $2.8 million for the three months ended March 31, 2021.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
In connection with the Convertible Notes issuances, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offerings of the Convertible Notes or their respective affiliates and other financial institutions (the “Capped Call Counterparties”). The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions entered into in December 2020 and February 2021 was $38.3 million and $21.0 million, respectively, and was recorded within additional paid-in capital.
Senior Unsecured Notes
The Company has $60.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $40.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2021, the Company was in compliance with all such debt covenants.
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the three months ended March 31, 2021. As of March 31, 2021, $56.6 million of common shares remained available for repurchase under this program.
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
Cash (Used in) and Provided by Operations. Our cash used in operating activities was $7.1 million for the three months ended March 31, 2021. Our cash from operations includes the operating activities of the 53 hotels we owned as of March 31, 2021, offset by corporate expenses. The negative cash flow from operations during the quarter and decline from the prior year is due to the reduced operations at our hotels as a result of COVID-19, including carrying costs on hotels that are temporarily suspended. Our cash provided by operating activities was $1.5 million for the three months ended March 31, 2020. Our cash from operations includes the operating activities of the 54 hotels we owned as of March 31, 2020, offset by corporate expenses.
Cash (Used in) and Provided by Investing Activities. Our cash used in investing activities was $9.7 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we invested $9.6 million in improvements to our hotel properties. Our cash provided by investing activities was $269.9 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, we invested $50.1 million in improvements to our hotel properties and received $320.0 million from sales of hotel properties.
Cash Provided by Financing Activities. Our cash provided by financing activities was $5.1 million for the three months ended March 31, 2021. During the three months ended March 31, 2021, we repaid $40.0 million under the revolving credit facilities, received proceeds from the issuance of convertible notes of $263.8 million, repaid $177.0 million in other debt, purchased $21.0 million in Capped Call Transactions, repurchased $0.7 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $9.5 million in distributions, paid $9.6 million in financing fees, and paid $0.9 million in other transactions. For the three months ended March 31, 2020, cash provided by financing activities was $418.5 million. During the three months ended March 31, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $281.9 million under the revolving credit facilities, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $58.2 million in distributions and paid $0.2 million in other transactions.

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
From time to time, certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guestrooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if there is one, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility or proceeds from new debt or equity offerings.
For the three months ended March 31, 2021, we invested $9.6 million in capital investments to reposition and improve our properties primarily the renovation of the L'Auberge Del Mar.
Depending on market conditions, we expect to invest an additional $60.0 million to $80.0 million in capital investments during the remainder of 2021. However, as fundamentals improve, we will evaluate commencing additional previously planned major renovations and repositioning projects later in 2021.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of March 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$1,732,527	$67,896	$1,552,924	$111,707	$—
Convertible senior notes (1)	828,739	13,114	26,250	26,250	763,125
Unsecured notes (1)	118,957	5,167	69,846	43,944	—
Borrowings under credit facilities (3)	—	—	—	—	—
Hotel and ground leases (4)	1,240,360	17,240	34,639	35,012	1,153,469
Finance lease obligation	64,702	1,337	2,733	2,825	57,807
Refundable membership initiation deposits (5)	28,380	203	—	—	28,177
Purchase commitments (6)	3,683	3,683	—	—	—
Corporate office leases	15,262	1,840	3,153	2,330	7,939
Total	$4,032,610	$110,480	$1,689,545	$222,068	$2,010,517
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of March 31, 2021. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.
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
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet arrangements.

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
As of March 31, 2021, $168.0 million of the Company's aggregate indebtedness (6.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	38,310	$18.80	—	—
February 1, 2021 - February 28, 2021	—	$—	—	—
March 1, 2021 - March 31, 2021	—	$—	—	—
Total	38,310	$18.80	—	$56,600,000
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1†	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of February 18, 2021.
10.2†	Third Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, dated as of February 18, 2021.
10.3†	Third Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, dated as of February 18, 2021.
10.4†	Fourth Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of February 18, 2021.
10.5†	Third Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, dated as of February 18, 2021.
10.6*†	Form of LTIP Class B Unit Vesting Agreement – retention award.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH XBRL	Inline XBRL Taxonomy Extension Schema Document
101.CAL XBRL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB XBRL	Inline XBRL Taxonomy Extension Label Linkbase Document
101.DEF XBRL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.PRE XBRL	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
________________
*    Management agreement or compensatory plan or arrangement.
†    Filed herewith.
††    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	April 29, 2021	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer