Form 10-Q
period 2021-06-30
Pebblebrook Hotel Trust
filed 2021-07-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to              .
Commission File Number 001-34571

PEBBLEBROOK HOTEL TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1055421
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240)	507-1300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.01 par value per share	PEB	New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PC	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PD	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PE	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PF	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PG	New York Stock Exchange
Series H Cumulative Redeemable Preferred Shares, $0.01 par value	PEB-PH	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2021
Common shares of beneficial interest ($0.01 par value per share)	131,382,515

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,667,707	$5,882,022
Cash and cash equivalents	312,064	124,274
Restricted cash	10,946	12,026
Hotel receivables (net of allowance for doubtful accounts of $542 and $183, respectively)	27,476	10,225
Prepaid expenses and other assets	56,156	47,819
Total assets	$6,074,349	$6,076,366
LIABILITIES AND EQUITY
Debt	$2,274,916	$2,280,471
Accounts payable, accrued expenses and other liabilities	243,812	226,446
Lease liabilities - operating leases	254,569	255,106
Deferred revenues	47,120	36,057
Accrued interest	4,246	4,653
Distribution payable	11,040	9,307
Total liabilities	2,835,703	2,812,040
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 and $510,000 at June 30, 2021 and December 31, 2020, respectively), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at June 30, 2021 and 20,400,000 shares issued and outstanding at December 31, 2020	296	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,813,750 shares issued and outstanding at June 30, 2021 and 130,673,300 shares issued and outstanding at December 31, 2020	1,308	1,307
Additional paid-in capital	4,263,473	4,169,870
Accumulated other comprehensive income (loss)	(39,820)	(60,071)
Distributions in excess of retained earnings	(993,654)	(853,973)
Total shareholders’ equity	3,231,603	3,257,337
Non-controlling interests	7,043	6,989
Total equity	3,238,646	3,264,326
Total liabilities and equity	$6,074,349	$6,076,366
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Room	$108,603	$10,801	$162,066	$187,942
Food and beverage	31,514	3,089	46,323	70,181
Other operating	23,197	8,702	38,568	33,576
Total revenues	163,314	22,592	246,957	291,699
Expenses:
Hotel operating expenses:
Room	28,563	5,430	45,273	59,555
Food and beverage	22,453	3,707	33,196	55,566
Other direct and indirect	56,219	31,448	101,447	126,918
Total hotel operating expenses	107,235	40,585	179,916	242,039
Depreciation and amortization	54,701	55,520	110,144	111,348
Real estate taxes, personal property taxes, property insurance, and ground rent	29,436	27,460	58,026	57,226
General and administrative	9,724	8,216	17,370	30,793
Transaction costs	1	99	112	135
Impairment loss	—	—	14,856	20,570
(Gain) loss on sale of hotel properties	(64,558)	—	(64,558)	(117,448)
(Gain) loss and other operating expenses	520	1,403	971	2,836
Total operating expenses	137,059	133,283	316,837	347,499
Operating income (loss)	26,255	(110,691)	(69,880)	(55,800)
Interest expense	(24,804)	(24,091)	(50,135)	(47,682)
Other	29	303	58	327
Income (loss) before income taxes	1,480	(134,479)	(119,957)	(103,155)
Income tax (expense) benefit	(52)	3,565	(55)	14,309
Net income (loss)	1,428	(130,914)	(120,012)	(88,846)
Net income (loss) attributable to non-controlling interests	(102)	(401)	(960)	(282)
Net income (loss) attributable to the Company	1,530	(130,513)	(119,052)	(88,564)
Distributions to preferred shareholders	(10,094)	(8,139)	(18,233)	(16,278)
Net income (loss) attributable to common shareholders	$(8,564)	$(138,652)	$(137,285)	$(104,842)
Net income (loss) per share available to common shareholders, basic	$(0.07)	$(1.06)	$(1.05)	$(0.80)
Net income (loss) per share available to common shareholders, diluted	$(0.07)	$(1.06)	$(1.05)	$(0.80)
Weighted-average number of common shares, basic	130,813,521	130,563,831	130,794,801	130,559,838
Weighted-average number of common shares, diluted	130,813,521	130,563,831	130,794,801	130,559,838

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Comprehensive Income:
Net income (loss)	$1,428	$(130,914)	$(120,012)	$(88,846)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(2,310)	(7,945)	7,426	(65,419)
Amounts reclassified from other comprehensive income	6,407	7,540	12,825	10,749
Comprehensive income (loss)	5,525	(131,319)	(99,761)	(143,516)
Comprehensive income (loss) attributable to non-controlling interests	(76)	(402)	(828)	(437)
Comprehensive income (loss) attributable to the Company	$5,601	$(130,917)	$(98,933)	$(143,079)
The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)

	For the three months ended June 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	20,400,000	$204	130,812,917	$1,308	$4,038,860	$(43,917)	$(983,771)	$3,012,684	$6,472	$3,019,156
Issuance of shares, net of offering costs	9,200,000	92	—	—	222,248	—	—	222,340	—	222,340
Share-based compensation	—	—	833	—	2,365	—	—	2,365	698	3,063
Distributions on common shares/units	—	—	—	—	—	—	(1,319)	(1,319)	(25)	(1,344)
Distributions on preferred shares	—	—	—	—	—	—	(10,094)	(10,094)	—	(10,094)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,407	—	6,407	—	6,407
Net income (loss)	—	—	—	—	—	—	1,530	1,530	(102)	1,428
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646

	For the three months ended June 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	20,400,000	$204	130,563,226	$1,306	$4,075,727	$(78,980)	$(391,950)	$3,606,307	$21,459	$3,627,766
Issuance of shares, net of offering costs	—	—	—	—	(9)	—	—	(9)	—	(9)
Share-based compensation	—	—	834	—	1,779	—	—	1,779	—	1,779
Distributions on common shares/units	—	—	—	—	—	—	(1,312)	(1,312)	(20)	(1,332)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(7,945)	—	(7,945)	—	(7,945)
Amounts reclassified from other comprehensive income	—	—	—	—	—	7,540	—	7,540	—	7,540
Net income (loss)	—	—	—	—	—	—	(130,513)	(130,513)	(401)	(130,914)
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746

	For the six months ended June 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Issuance of shares, net of offering costs	9,200,000	92	—	—	222,238	—	—	222,330	—	222,330
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	5,643	—	—	5,644	1,047	6,691
Distributions on common shares/units	—	—	—	—	—	—	(2,396)	(2,396)	(33)	(2,429)
Distributions on preferred shares	—	—	—	—	—	—	(18,233)	(18,233)	—	(18,233)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	7,426	—	7,426	—	7,426
Amounts reclassified from other comprehensive income	—	—	—	—	—	12,825	—	12,825	—	12,825
Net income (loss)	—	—	—	—	—	—	(119,052)	(119,052)	(960)	(120,012)
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646

	For the six months ended June 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	8,799	—	—	8,800	10,616	19,416
Distributions on common shares/units	—	—	—	—	—	—	(2,076)	(2,076)	(24)	(2,100)
Distributions on preferred shares	—	—	—	—	—	—	(16,278)	(16,278)	—	(16,278)
Change in fair value of derivative instruments	—	—	—	—	—	(65,419)	—	(65,419)	—	(65,419)
Amounts reclassified from other comprehensive income	—	—	—	—	—	10,749	—	10,749	—	10,749
Net income (loss)	—	—	—	—	—	—	(88,564)	(88,564)	(282)	(88,846)
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the six months ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$(120,012)	$(88,846)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	110,144	111,348
Share-based compensation	5,244	19,416
Amortization of deferred financing costs, non-cash interest and mortgage loan premiums	9,068	7,178
(Gain) loss on sale of hotel properties	(64,558)	(117,448)
Impairment loss	14,856	20,570
Non-cash ground rent	3,041	3,129
Other	(52)	92
Changes in assets and liabilities:
Hotel receivables	(17,610)	39,350
Prepaid expenses and other assets	7,315	(1,311)
Accounts payable and accrued expenses	38,765	(60,770)
Deferred revenues	11,516	(19,290)
Net cash provided by (used in) operating activities	(2,283)	(86,582)
Investing activities:
Improvements and additions to hotel properties	(26,984)	(89,636)
Proceeds from sales of hotel properties	171,988	320,036
Deposits on hotel properties	(17,148)	—
Purchase of corporate office equipment, software, and furniture	(64)	—
Net cash provided by (used in) investing activities	127,792	230,400
Financing activities:
Gross proceeds from issuance of preferred shares	230,000	—
Payment of offering costs — common and preferred shares	(7,670)	(94)
Payment of deferred financing costs	(9,611)	(3,618)
Borrowings under revolving credit facilities	—	760,115
Repayments under revolving credit facilities	(40,000)	(535,115)
Proceeds from debt	268,599	12,965
Repayments of debt	(338,000)	(12,965)
Purchases of capped calls for convertible senior notes	(20,975)	—
Repurchases of common shares	(720)	(1,255)
Distributions — common shares/units	(2,634)	(51,338)
Distributions — preferred shares	(16,278)	(16,278)
Repayments of refundable membership deposits	(1,510)	(273)
Net cash provided by (used in) financing activities	61,201	152,144
Net change in cash and cash equivalents and restricted cash	186,710	295,962
Cash and cash equivalents and restricted cash, beginning of year	136,300	56,875
Cash and cash equivalents and restricted cash, end of period	$323,010	$352,837
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
As of June 30, 2021, the Company owned 51 hotels with a total of 12,626 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. At June 30, 2021, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Operations and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand was dramatically reduced. In response, the Company implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of its hotels and resorts. In addition, to improve liquidity, the Company raised capital by issuing convertible notes and additional preferred shares. As demand returned over the past several months, the result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, the Company reopened its hotels and resorts. As of June 30, 2021, 49 of the Company's hotels and resorts were open, with operations remaining suspended at Villa Florence San Francisco on Union Square and Hotel Vitale. Subsequent to June 30, 2021, the Company reopened Villa Florence San Francisco on Union Square and commenced a renovation of Hotel Vitale with the intent to reopen the property at the completion of the renovation in the fourth quarter of 2021.
The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results to date and the Company expects that it will continue to have a significant negative impact on the Company's results of operations, financial position and cash flow in 2021. The Company cannot estimate when travel demand will fully recover. However, leisure travel as a result of pent-up leisure demand has exceeded expectations, particularly at the Company's warmer weather and resort properties.
In February 2021, the Company issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020. In connection with the pricing of the convertible notes, the Company entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. The net proceeds were used to reduce amounts outstanding under the Company's senior unsecured revolving credit facility, unsecured term loans and for general corporate purposes.
In February 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio which were extended through December 31, 2021, and to increase the interest rate spread. For additional information regarding these amendments and the convertible notes, see Note 5, Debt.
In May 2021, the Company issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares (the “Shares”) at a public offering price of $25.00 per share for net proceeds of $222.6 million. The Company used the net proceeds to reduce amounts outstanding under the Company’s unsecured term loans and for general corporate purposes.
Based on the amendments described above, expense and cash burn rate reductions, and the ability to raise additional liquidity through equity issuances, the Company believes it has sufficient liquidity to meet its obligations for the next twelve months.

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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 5, Debt, to the accompanying consolidated financial statements for disclosures on the fair value of debt and derivative instruments.
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
Transaction costs are expensed for acquisitions that are considered business combinations and capitalized for asset acquisitions.

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
Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions of hotel properties during the three and six months ended June 30, 2021 and 2020.
The following table sets forth information regarding the Company's disposition transactions during the six months ended June 30, 2021 and 2020 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Sir Francis Drake	San Francisco, CA	April 1, 2021	$157,625
The Roger New York	New York, NY	June 10, 2021	19,000
2021 Total			$176,625

Sofitel Washington DC Lafayette Square and InterContinental Buckhead Atlanta	Washington, DC / Buckhead, GA	March 6, 2020	$331,000
2020 Total			$331,000
For the three and six months ended June 30, 2021, the Company recognized a gain on its dispositions of $64.6 million, which is included in (gain) loss on sale of hotel properties in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2020, the Company recognized a gain on its dispositions of zero and $117.4 million, respectively, which is included in (gain) loss on sale of hotel properties in the accompanying consolidated statements of operations and comprehensive income.
For the three and six months ended June 30, 2021 the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $0.2 million and $(1.3) million, respectively, related to the hotel properties sold. For the three and six months ended June 30, 2020, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(1.0) million and $5.7 million, respectively, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land	$947,275	$973,848
Buildings and improvements	4,768,376	4,849,644
Furniture, fixtures and equipment	501,386	515,975
Finance lease asset	91,181	114,835
Construction in progress	4,913	5,443
	$6,313,131	$6,459,745
Right-of-use asset, operating leases	317,322	320,564
Investment in hotel properties	$6,630,453	$6,780,309
Less: Accumulated depreciation	(962,746)	(898,287)
Investment in hotel properties, net	$5,667,707	$5,882,022
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the six months ended June 30, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from current marketing efforts for this property. For the six months ended June 30, 2020, the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements.
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 5.5% to 7.6%. All of these ground leases have long terms, ranging from 10 years to 88 years and the Company included the exercise of options to extend when it is reasonably certain the Company will exercise such option. See Note 11, Commitments and Contingencies, for additional information about the ground leases. The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2021, the Company's lease liabilities consisted of operating lease liabilities of $254.6 million and financing lease liabilities of $41.7 million. As of December 31, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.1 million and financing lease liabilities of $46.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
•increased the fixed rate on the Senior Unsecured Notes by 0.45% during the waiver period; and
•extended other terms through the waiver period.

The Company's debt consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	June 30, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1), (2)	January 2022	$—	$40,000
PHL unsecured credit facility	Floating	(3)	January 2022	—	—
Total revolving credit facilities				$—	$40,000

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	300,000	300,000
Second Term Loan	Floating	(4)	April 2022	32,126	65,000
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating	(4)	November 2021	4,798	40,966
Tranche 2021 Extended	Floating	(4)	November 2022	100,148	173,034
Tranche 2022	Floating	(4)	November 2022	139,928	286,000
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				1,044,874	1,300,000
Total term loans at stated value				1,487,000	1,775,000
Deferred financing costs, net				(6,822)	(8,455)
Total term loans				$1,480,178	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	500,000
Debt premium (discount), net				12,775	(113,099)
Deferred financing costs, net				(17,835)	(12,568)
Total convertible senior notes				$744,940	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	60,000
Series B Notes	5.38%	(6)	December 2025	2,400	40,000
Total senior unsecured notes at stated value				50,000	100,000
Deferred financing costs, net				(202)	(407)
Total senior unsecured notes				$49,798	$99,593
Total debt				$2,274,916	$2,280,471
______________________
(1) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2) The Company has the option to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee.
(3) Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(4) Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of June 30, 2021, $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.12%, after taking into account interest rate swap agreements, and $57.0 million bore an effective weighted-average floating interest rate of 2.67%. As of December 31, 2020, $1.4 billion of the borrowings under the term loan facilities bore a weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and $345.0 million bore a weighted-average floating interest rate of 2.46%.
(5) In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6) In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.

Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of June 30, 2021, the Company had no outstanding borrowings, $5.8 million of outstanding letters of credit and borrowing capacity of $644.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of June 30, 2021, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $5.8 million and $6.8 million were outstanding as of June 30, 2021 and December 31, 2020, respectively.
As of June 30, 2021, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. Upon completion of the convertible notes offering in February 2021, the Company repaid $177.0 million of the Company's second and sixth term loans. Upon completion of the preferred equity offering in May 2021, the Company repaid $111.0 million of the Company's second and sixth term loans. As of June 30, 2021, the Company was in compliance with all debt covenants of its term loan facilities. The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities below.
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
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $3.3 million and $6.1 million for the three and six months ended June 30, 2021.

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
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of June 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2021, the Company was in compliance with all such debt covenants.

Interest Expense
The components of the Company's interest expense consisted of the following for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Unsecured revolving credit facilities	$507	$3,364	$1,068	$5,669
Unsecured term loan facilities	15,632	16,484	31,541	33,636
Convertible senior notes	3,280	—	6,099	—
Senior unsecured notes	1,020	1,198	2,272	2,396
Amortization of deferred financing fees	2,709	1,190	5,368	2,380
Other	1,656	1,855	3,787	3,601
Total interest expense	$24,804	$24,091	$50,135	$47,682
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and convertible senior notes) as of June 30, 2021 and December 31, 2020 was $642.4 million and $491.8 million, respectively.
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
The Company's interest rate swaps at June 30, 2021 and December 31, 2020 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	June 30, 2021	December 31, 2020
Swap-cash flow	1.46% - 1.75%	January 2021	$—	$490,000
Swap-cash flow	2.60%	October 2021	110,000	110,000
Swap-cash flow	1.78% - 1.79%	January 2022	180,000	180,000
Swap-cash flow	1.64% - 1.68%	April 2022	100,000	100,000
Swap-cash flow	0.17%	January 2023	200,000	—
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	—
Total			$1,430,000	$1,430,000
During the six months ended June 30, 2021, the Company had interest rate swaps for an aggregate notional amount of $490.0 million that became effective as other interest rate swaps matured. As of June 30, 2021, there are no additional interest rate swaps outstanding that will become effective in the future. The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of June 30, 2021, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $0.1 million and $38.9 million, respectively, which are included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities, respectively, in the accompanying consolidated balance sheets. The Company expects approximately $20.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Southern FL	$38,729	$6,744	$73,973	$41,935
San Diego, CA	41,466	5,815	56,144	47,494
Boston, MA	23,455	1,965	33,212	37,907
Los Angeles, CA	21,741	1,501	29,781	36,289
Portland, OR	12,142	1,086	17,924	16,734
San Francisco, CA	9,176	2,963	12,129	63,003
Other(1)	6,629	389	9,604	20,700
Washington, D.C.	4,264	94	6,166	11,003
Chicago, IL	4,274	2,000	6,098	12,273
Seattle, WA	1,438	35	1,926	4,361
	$163,314	$22,592	$246,957	$291,699
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
Note 7. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares. Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of common shares are entitled to receive dividends when authorized by the Board of Trustees.
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the six months ended June 30, 2021, the Company had no repurchases under this program and as of June 30, 2021, $56.6 million of common shares remained available for repurchase under this program.
On July 27, 2017, the Company announced that the Board of Trustees authorized a new share repurchase program of up to $100.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. This $100.0 million share repurchase program will commence upon completion of the Company's $150.0 million share repurchase program.
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the six months ended June 30, 2021. As of June 30, 2021, $200.0 million of common shares remained available for issuance under the ATM program.

Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2021:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2021	March 31, 2021	April 15, 2021
$0.01	June 30, 2021	June 30, 2021	July 15, 2021
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”). In May 2021, we issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $222.6 million.
The following Preferred Shares were outstanding as of June 30, 2021 and December 31, 2020:

Security Type	June 30, 2021	December 31, 2020
6.50% Series C	5,000,000	5,000,000
6.375% Series D	5,000,000	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	—
	29,600,000	20,400,000
.
The Series C Preferred Shares, Series D Preferred Shares, Series E Preferred Shares, Series F Preferred Shares and Series G Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares are cumulative redeemable preferred shares, do not have any maturity date and are not subject to mandatory redemption. The Company could not redeem the Series C Preferred Shares prior to March 18, 2018, could not redeem the Series D Preferred Shares prior to June 9, 2021, could not redeem the Series E Preferred Shares prior to March 4, 2018, could not redeem the Series F Preferred Shares prior to May 25, 2021, and may not redeem the Series G Preferred Shares prior to May 13, 2026, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after May 13, 2026, the Company may, at its option, redeem the Series G Preferred Shares, and at any time the Company may, at its option, redeem the Series C Preferred Shares, the Series D Preferred Shares, the Series E Preferred Shares and the Series F Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series C Preferred Share is 2.0325 common shares, on each Series D Preferred Share is 1.9794 common shares, on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, and on each Series G Preferred Share is 2.1231 common shares.

Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2021:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C	$0.41	March 31, 2021	March 31, 2021	April 15, 2021
6.50% Series C	$0.41	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series D	$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series D	$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series E	$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series E	$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.30% Series F	$0.39	March 31, 2021	March 31, 2021	April 15, 2021
6.30% Series F	$0.39	June 30, 2021	June 30, 2021	July 15, 2021
The initial dividend for the 6.375% Series G Preferred Shares will be paid in October 2021.
Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership units have certain redemption rights that enable the unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of common shares at the time of redemption or common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
As of June 30, 2021, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2021 and December 31, 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at June 30, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of June 30, 2021 and December 31, 2020, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. On May 19, 2021, the Company’s shareholders approved an amendment to the Plan which increased the aggregate number of common shares that may be issued under the Plan as share awards, performance units, options, share appreciation rights and other equity-based awards by 1,675,000. As of June 30, 2021, there were 1,812,875 common shares available for issuance under the Plan.

Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of June 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	242,727	$24.94
Granted	410,838	$22.69
Vested	(81,591)	$30.41
Forfeited	(7,902)	$23.33
Unvested at June 30, 2021	564,072	$22.53
For the three and six months ended June 30, 2021, the Company recognized approximately $1.1 million and $1.9 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
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
For the three and six months ended June 30, 2021, the Company recognized approximately $1.3 million and $2.3 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership (LTIP) Units
As of June 30, 2021, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2021 and December 31, 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at June 30, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
For the three and six months ended June 30, 2021, the Company recognized approximately $0.7 million and $1.0 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three and six months ended June 30, 2021, and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2021 and December 31, 2020, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2016.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(8,564)	$(138,652)	$(137,285)	$(104,842)
Less: dividends paid on unvested share-based compensation	(12)	(2)	(23)	(4)
Net income (loss) available to common shareholders	$(8,576)	$(138,654)	$(137,308)	$(104,846)
Denominator:
Weighted-average number of common shares — basic	130,813,521	130,563,831	130,794,801	130,559,838
Effect of dilutive share-based compensation	—	—	—	—
Weighted-average number of common shares — diluted	130,813,521	130,563,831	130,794,801	130,559,838

Net income (loss) per share available to common shareholders — basic	$(0.07)	$(1.06)	$(1.05)	$(0.80)
Net income (loss) per share available to common shareholders — diluted	$(0.07)	$(1.06)	$(1.05)	$(0.80)
For the three and six months ended June 30, 2021, 1,030,676 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2020, 558,769 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, 29,441,175 common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three and six months ended June 30, 2021, combined base and incentive management fees were $4.4 million and $6.7 million, respectively. For the three and six months ended June 30, 2020, combined base and incentive management fees were $(0.4) million and $6.5 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.

On April 30, 2021, the Company provided a notice of default to sbe concerning the hotel management agreement of the Mondrian Los Angeles. Sbe is refuting the Company’s notice of default and has requested arbitration to cure the alleged default.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2021 and December 31, 2020, the Company had $10.9 million and $12.0 million, respectively, in restricted cash, which consisted of reserves for replacement of furniture and fixtures or reserves to pay for real estate taxes or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of June 30, 2021, the following hotels were subject to leases as follows:

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
The Company's leases may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in the consumer price index and may be subject to minimum and maximum increases. Some leases also contain certain restrictions on modifications that can be made to the hotel structures due to their status as national historic landmarks.

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Fixed ground rent	$4,290	$4,304	$8,603	$8,593
Variable ground rent	1,862	696	3,358	$2,744
Total ground lease rent	$6,152	$5,000	$11,961	$11,337

Future maturities of lease liabilities for the Company's operating leases at June 30, 2021 were as follows (in thousands):

2021	$9,278
2022	18,849
2023	18,034
2024	18,119
2025	18,203
Thereafter	1,127,864
Total lease payments	$1,210,347
Less: Imputed interest	(955,778)
Present value of lease liabilities	$254,569
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
Note 12. Supplemental Information to Statements of Cash Flows

	For the six months ended June 30,
	2021	2020

	(in thousands)
Interest paid, net of capitalized interest	$43,373	$44,184
Interest capitalized	$—	$1,247
Income taxes paid (refunded)	$74	$865
Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$113,099	$—
Distributions payable on common shares/units	$1,527	$1,750
Distributions payable on preferred shares	$9,513	$7,558
Issuance of common shares for Board of Trustees compensation	$516	$637
Issuance of common shares for executive and employee bonuses	$1,446	$—
Accrued additions and improvements to hotel properties	$292	$4,405
Write-off of deferred financing costs	$4,516	$—
Note 13. Subsequent Events
On July 22, 2021, the Company acquired the 200-room Jekyll Island Club Resort located in Jekyll Island, Georgia for $94.0 million.

On July 27, 2021, the Company issued 10,000,000 of 5.70% Series H Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of approximately $242.0 million after underwriting discounts and other offering-related costs.

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
•as a result of the COVID-19 pandemic, we suspended operations at some of our hotels and resorts. Operations have recommenced and are improving, however, if continued improvement is interrupted, we may become out of compliance with maintenance covenants in certain of our debt facilities;
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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Overview
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand was dramatically reduced. In response, we implemented significant cost controls and salary reductions and temporarily suspended operations at 47 of our hotels and resorts. In addition, to improve liquidity, we raised capital by issuing convertible notes and additional preferred shares. As demand returned over the past several months, the result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, we have reopened our hotels and resorts. As of June 30, 2021, 49 of our hotels and resorts were open, with operations remaining suspended at Villa Florence San Francisco on Union Square and Hotel Vitale. Subsequent to June 30, 2021, we re-opened Villa Florence San Francisco on Union Square and commenced a renovation of Hotel Vitale with the intent to reopen the property at the completion of the renovation in the fourth quarter of 2021.
The COVID-19 pandemic has had a significant negative impact on our operations and financial results to date and we expect that it will continue to have a significant negative impact on our results of operations, financial position and cash flow in 2021. We cannot estimate when travel demand will fully recover. However, leisure travel as a result of pent-up leisure demand has exceeded expectations, particularly at our warmer weather and resort properties.
In February 2021, we issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020. In connection with the pricing of the convertible notes, we entered into privately negotiated capped call transactions with certain of the underwriters, their respective affiliates and/or other counterparties. The net proceeds were used to reduce amounts outstanding under our senior unsecured revolving credit facility, unsecured term loans and for general corporate purposes.
In February 2021,we amended the agreements governing our existing credit facilities, term loan facilities and senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio which were extended through December 31, 2021, and to increase the interest rate spread. For additional information regarding these amendments and the convertible notes, see Note 5, Debt, of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In May 2021, we issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $222.6 million. We used the net proceeds to reduce amounts outstanding under our unsecured term loans and for general corporate purposes.
Based on the amendments to our credit agreements described in Note 1, Organization, of the notes to our unaudited financial statements of this Quarterly Report on Form 10-Q, expense and cash burn rate reductions, and our ability to raise additional liquidity through equity issuances, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
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
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See "Non-GAAP Financial Matters" in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of FFO, EBITDA and EBIDTAre.

Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2021 and 2020.

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Same-Property Occupancy	38.6%	3.5%	28.5%	30.7%
Same-Property ADR	$247.46	$264.01	$245.05	$250.45
Same-Property RevPAR	$95.55	$9.36	$69.95	$76.98
Same-Property Total RevPAR	$143.59	$19.45	$106.54	$118.61
While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above schedule of hotel results for the three and six months ended June 30, 2021 and 2020 includes information from all hotels owned as of June 30, 2021, except for Hotel Zena Washington DC (formerly Donovan Hotel), which was excluded because it was closed during the first and second quarters of 2020 for renovations. Sir Francis Drake and The Roger New York were also excluded from the above schedule due to our disposition of these hotels in the second quarter of 2021.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,428	$(130,914)	$(120,012)	$(88,846)
Adjustments:
Depreciation and amortization	54,589	55,412	109,922	111,129
(Gain) loss on sale of hotel properties	(64,558)	—	(64,558)	(117,448)
Impairment loss	—	—	14,856	20,570
FFO	$(8,541)	$(75,502)	$(59,792)	$(74,595)
Distribution to preferred shareholders	(10,094)	(8,139)	(18,233)	(16,278)
FFO available to common share and unit holders	$(18,635)	$(83,641)	$(78,025)	$(90,873)

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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,428	$(130,914)	$(120,012)	$(88,846)
Adjustments:
Interest expense	24,804	24,091	50,135	47,682
Income tax expense (benefit)	52	(3,565)	55	(14,309)
Depreciation and amortization	54,701	55,520	110,144	111,348
EBITDA	$80,985	$(54,868)	$40,322	$55,875
(Gain) loss on sale of hotel properties	(64,558)	—	(64,558)	(117,448)
Impairment loss	—	—	14,856	20,570
EBITDAre	$16,427	$(54,868)	$(9,380)	$(41,003)
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
Results of Operations
At June 30, 2021 and 2020, we had 51 and 54, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2021 and 2020. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020
Sir Francis Drake	San Francisco, CA	April 1, 2021
The Roger New York	New York, NY	June 10, 2021
Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020
Revenues — Total hotel revenues increased by $140.7 million primarily due to an increase in leisure travel demand during the summer travel season. This increase in demand was the result of an increase in COVID-19 vaccination rates and corresponding decreases in infection rates and easing of governmental restrictions. Most of our hotels suspended operations in March 2020 and operations remained suspended throughout the second quarter of 2020.
Hotel operating expenses — Total hotel operating expenses increased by $66.7 million primarily due to resuming operations at our comparable properties and returning demand in the second quarter of 2021.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $2.0 million primarily due to an increase in percentage ground rent, which is based on a percentage of revenues.

General and administrative — General and administrative expenses increased by $1.5 million primarily due to an increase in share-based compensation expense of $1.3 million. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
(Gain) loss on sale of hotel properties — Gain on sale of hotel properties increased by $64.6 million primarily due to the sale of Sir Francis Drake in the second quarter of 2021.
Interest expense — Interest expense increased by $0.7 million primarily due to the write-off of deferred financing fees associated with the partial repayment of certain of the term loans during the second quarter of 2021.
Income tax (expense) benefit — Income tax (expense) benefit is immaterial in 2021 as a result of the taxable REIT subsidiary continuing to incur a loss and a valuation allowance being recognized offsetting the deferred tax asset.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.
Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020
Revenues — Total hotel revenues decreased by $44.7 million, of which $29.3 million was due to the non-comparable properties and the balance was due to lower demand in the first quarter of 2021 compared to the prior year offset by an increase in revenues in the second quarter of 2021 as hotels reopened and leisure demand returned particularly at the resort properties.
Hotel operating expenses — Total hotel operating expenses decreased by $62.1 million, of which $21.7 million was due to the non-comparable properties and the balance was correlated to the decline in revenue noted above.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.2 million primarily due to a decrease in assets resulting from the sales of three hotels in 2020 and two hotels in 2021. The decrease was partially offset by an increase in depreciation and amortization expense related to recently renovated hotels, including Hotel Zena Washington DC (formerly Donovan Hotel).
General and administrative — General and administrative expenses decreased by $13.4 million primarily due to $16.0 million in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards in 2020. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment loss — We recognized an impairment loss of $14.9 million in 2021 related to one hotel. We recognized an impairment loss of $20.6 million in 2020 related to the retail component of a hotel.
(Gain) loss on sale of hotel properties — We recognized a net gain on sale of $64.6 million in 2021 primarily due to the sale of Sir Francis Drake. We recognized a net gain on sale of $117.4 million in 2020 primarily due to the sale of Sofitel Washington DC Lafayette Square and InterContinental Buckhead Atlanta.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $1.9 million primarily due to reductions in pre-opening, hotel management transition and franchise tax expenses.
Interest expense — Interest expense increased by $2.5 million primarily due to increased amortization and write-off of deferred financing fees as a result of the partial repayment of certain of the term loans during 2021.
Income tax (expense) benefit — Income tax (expense) benefit was a benefit of $14.3 million in 2020 which was due to the deferred tax asset recognized in 2020 on the taxable REIT subsidiary's estimated loss. In 2021, the Company has recognized a valuation allowance offsetting the deferred tax asset on the current year taxable REIT subsidiary's loss due to the uncertainty of utilizing the deferred tax asset in the future.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.

Table of Content
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
Recent Accounting Standards
See Note 2, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information relating to recently issued accounting pronouncements.
New Accounting Pronouncements Not Yet Implemented
See Note 2, Summary of Significant Accounting Policies, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information relating to recently issued accounting pronouncements.
Liquidity and Capital Resources
As of June 30, 2021, we had liquidity of $967.2 million, which includes cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility. For further discussion on our liquidity and the impact of COVID-19, see Overview included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Table of Content
Debt
Our debt consisted of the following as of June 30, 2021 and December 31, 2020 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	June 30, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1), (2)	January 2022	$—	$40,000
PHL unsecured credit facility	Floating	(3)	January 2022	—	—
Total revolving credit facilities				$—	$40,000

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	300,000	300,000
Second Term Loan	Floating	(4)	April 2022	32,126	65,000
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating	(4)	November 2021	4,798	40,966
Tranche 2021 Extended	Floating	(4)	November 2022	100,148	173,034
Tranche 2022	Floating	(4)	November 2022	139,928	286,000
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				1,044,874	1,300,000
Total term loans at stated value				1,487,000	1,775,000
Deferred financing costs, net				(6,822)	(8,455)
Total term loans				$1,480,178	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	500,000
Debt premium (discount), net				12,775	(113,099)
Deferred financing costs, net				(17,835)	(12,568)
Total convertible senior notes				$744,940	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	60,000
Series B Notes	5.38%	(6)	December 2025	2,400	40,000
Total senior unsecured notes at stated value				50,000	100,000
Deferred financing costs, net				(202)	(407)
Total senior unsecured notes				$49,798	$99,593
Total debt				$2,274,916	$2,280,471
(1) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2) The Company has the option to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee.
(3) Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(4) Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of June 30, 2021, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.12%, after taking into account interest rate swap agreements, and approximately $57.0 million bore a weighted-average floating interest rate of 2.67%. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%.
(5) In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.

Table of Content
(6) In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
We intend to repay indebtedness incurred under our revolving credit facilities, unsecured term loans, convertible senior notes and senior unsecured notes out of our cash flows from operations and, as market conditions permit, from the net proceeds from issuances of additional equity or debt securities and dispositions of hotel properties.
For further discussion on the components of our overall debt, see Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of June 30, 2021, we had no outstanding borrowings, $5.8 million of outstanding letters of credit and borrowing capacity of $644.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the spread on the borrowings is fixed at 2.40% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility up to $1.3 billion, subject to lender approval.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the spread on the borrowings is fixed at 2.40% during the waiver period. As of June 30, 2021, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loans. For further discussion on our unsecured term loan facilities, see Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $3.3 million and $6.1 million, respectively, for the three and six months ended June 30, 2021.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of June 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.

Table of Content
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2021, the Company was in compliance with all such debt covenants.
Issuance of Shares of Beneficial Interest
On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the six months ended June 30, 2021. As of June 30, 2021, $56.6 million of common shares remained available for repurchase under this program.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the six months ended June 30, 2021. As of June 30, 2021, $200.0 million of common shares remained available for issuance under the ATM program.
In May 2021, we issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares (the “Shares”) at a public offering price of $25.00 per share for net proceeds of $222.6 million. The Shares may be redeemed, at the Company’s option, on or after May 13, 2026, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption.
For further discussion on our shares of beneficial interest, see Note 7, Equity, to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, borrowings under mortgage financings and other debt, draws on our credit facilities, proceeds from offerings of our equity securities, debt securities and hotel property sales. Our principal uses of cash are asset acquisitions, debt service, capital investments, operating costs, corporate expenses and dividends.
Cash (Used in) Operations. Our cash used in operating activities was $2.3 million for the six months ended June 30, 2021. Our cash from operations includes the operating activities of the 51 hotels we owned as of June 30, 2021, offset by corporate expenses. Our cash used in operating activities was $86.6 million for the six months ended June 30, 2020. Our cash from operations includes the operating activities of the 54 hotels we owned as of June 30, 2020, offset by corporate expenses. The negative cash flow from operations during the six months ended June 30, 2021 and 2020 is due to the reduced operations at our hotels as a result of COVID-19, including carrying costs on hotels that were temporarily suspended.

Table of Content
Cash Provided by Investing Activities. Our cash provided by investing activities was $127.8 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, we invested $27.0 million in improvements to our hotel properties, received $172.0 million from sales of hotel properties and placed deposits totaling $17.1 million on two hotel properties. Our cash provided by investing activities was $230.4 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we invested $89.6 million in improvements to our hotel properties and received $320.0 million from sales of hotel properties.
Cash Provided by Financing Activities. Our cash provided by financing activities was $61.2 million for the six months ended June 30, 2021. During the six months ended June 30, 2021, we repaid $40.0 million under the revolving credit facilities, received gross proceeds from the issuance of preferred shares of $230.0 million, paid $7.7 million in offering costs, received proceeds from the issuance of convertible notes and other debt of $268.6 million, repaid $338.0 million in other debt, purchased $21.0 million in Capped Call Transactions, repurchased $0.7 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $18.9 million in distributions, paid $9.6 million in financing fees, and paid $1.5 million in other transactions. Our cash provided by financing activities was $152.1 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $535.1 million under the revolving credit facilities, borrowed and repaid $13.0 million in other debt, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $67.6 million in distributions, paid $3.6 million in financing fees related to the credit agreement amendments and paid $0.3 million in other transactions.
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
For the six months ended June 30, 2021, we invested $27.0 million in capital investments to reposition and improve our properties, primarily the renovation of the L'Auberge Del Mar.
Depending on market conditions, we expect to invest an additional $40.0 million to $60.0 million in capital investments during the remainder of 2021, including a $25.0 million transformation of Hotel Vitale. The redevelopment is expected to be completed at year-end, at which time the hotel will reopen as 1 Hotel San Francisco. We also commenced a $15.0 million renovation at Southernmost Beach Resort, which we expect will be completed in the fourth quarter.
However, as fundamentals improve, we will evaluate commencing additional previously planned major renovations and repositioning projects later in 2021.

Table of Content
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of June 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Term loans (2)	$1,601,865	$94,549	$1,396,402	$110,914	$—
Convertible senior notes (1)	822,188	13,125	26,250	26,250	756,563
Unsecured notes (1)	56,369	2,581	51,211	2,577	—
Borrowings under credit facilities (3)	—	—	—	—	—
Hotel and ground leases (4)	1,236,192	17,270	34,702	35,121	1,149,099
Finance lease obligation	52,341	904	1,867	1,951	47,619
Refundable membership initiation deposits (5)	27,690	203	—	—	27,487
Purchase commitments (6)	8,523	8,523	—	—	—
Corporate office leases	14,807	1,852	2,997	2,346	7,612
Total	$3,819,975	$139,007	$1,513,429	$179,159	$1,988,380
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of June 30, 2021. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.
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
Off-Balance Sheet Arrangements
As of June 30, 2021, we had no off-balance sheet arrangements.
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

Table of Content
We have interest rate swap agreements with an aggregate notional amount of $1.4 billion to hedge variable interest rates on our unsecured term loans.
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
As of June 30, 2021, $57.0 million of our aggregate indebtedness (2.5% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	—	$—	—	—
May 1, 2021 - May 31, 2021	—	$—	—	—
June 1, 2021 - June 30, 2021	—	$—	—	—
Total	—	$—	—	$56,600,000

Table of Content
(1) On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 7, Equity, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the $100.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust of Pebblebrook Hotel Trust, as amended and supplemented through July 23, 2021.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
________________
†    Filed herewith.
††    Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	July 29, 2021	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer