Form 10-Q
period 2021-09-30
Pebblebrook Hotel Trust
filed 2021-10-28
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2021
Common shares of beneficial interest ($0.01 par value per share)	131,382,515

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (In thousands, except share and per-share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,962,878	$5,882,022
Cash and cash equivalents	157,554	124,274
Restricted cash	25,114	12,026
Hotel receivables (net of allowance for doubtful accounts of $865 and $183, respectively)	31,523	10,225
Prepaid expenses and other assets	50,399	47,819
Total assets	$6,227,468	$6,076,366
LIABILITIES AND EQUITY
Debt	$2,384,230	$2,280,471
Accounts payable, accrued expenses and other liabilities	263,424	226,446
Lease liabilities - operating leases	302,141	255,106
Deferred revenues	53,122	36,057
Accrued interest	8,447	4,653
Distribution payable	13,802	9,307
Total liabilities	3,025,166	2,812,040
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 and $510,000 at September 30, 2021 and December 31, 2020, respectively), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at September 30, 2021 and 20,400,000 shares issued and outstanding at December 31, 2020	296	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,813,750 shares issued and outstanding at September 30, 2021 and 130,673,300 shares issued and outstanding at December 31, 2020	1,308	1,307
Additional paid-in capital	4,265,695	4,169,870
Accumulated other comprehensive income (loss)	(33,429)	(60,071)
Distributions in excess of retained earnings	(1,038,955)	(853,973)
Total shareholders’ equity	3,194,915	3,257,337
Non-controlling interests	7,387	6,989
Total equity	3,202,302	3,264,326
Total liabilities and equity	$6,227,468	$6,076,366

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Room	$162,548	$51,337	$324,614	$239,279
Food and beverage	48,900	12,454	95,223	82,635
Other operating	27,362	13,189	65,930	46,765
Total revenues	238,810	76,980	485,767	368,679
Expenses:
Hotel operating expenses:
Room	40,504	15,835	85,777	75,390
Food and beverage	34,925	10,578	68,121	66,144
Other direct and indirect	72,622	44,538	174,069	171,456
Total hotel operating expenses	148,051	70,951	327,967	312,990
Depreciation and amortization	55,492	56,696	165,636	168,044
Real estate taxes, personal property taxes, property insurance, and ground rent	26,204	27,947	84,230	85,173
General and administrative	9,433	7,466	26,803	38,259
Transaction costs	(49)	10,339	63	10,474
Impairment loss	—	—	14,856	20,570
(Gain) loss on sale of hotel properties	(171)	47	(64,729)	(117,401)
(Gain) loss and other operating expenses	480	917	1,451	3,753
Total operating expenses	239,440	174,363	556,277	521,862
Operating income (loss)	(630)	(97,383)	(70,510)	(153,183)
Interest expense	(22,930)	(27,514)	(73,065)	(75,196)
Other	27	115	85	442
Income (loss) before income taxes	(23,533)	(124,782)	(143,490)	(227,937)
Income tax (expense) benefit	(5)	(5,778)	(60)	8,531
Net income (loss)	(23,538)	(130,560)	(143,550)	(219,406)
Net income (loss) attributable to non-controlling interests	(125)	(253)	(1,085)	(535)
Net income (loss) attributable to the Company	(23,413)	(130,307)	(142,465)	(218,871)
Distributions to preferred shareholders	(12,528)	(8,139)	(30,761)	(24,417)
Issuance costs of redeemed preferred shares	(8,043)	—	(8,043)	—
Net income (loss) attributable to common shareholders	$(43,984)	$(138,446)	$(181,269)	$(243,288)
Net income (loss) per share available to common shareholders, basic	$(0.34)	$(1.06)	$(1.39)	$(1.86)
Net income (loss) per share available to common shareholders, diluted	$(0.34)	$(1.06)	$(1.39)	$(1.86)
Weighted-average number of common shares, basic	130,813,750	130,645,990	130,801,187	130,588,765
Weighted-average number of common shares, diluted	130,813,750	130,645,990	130,801,187	130,588,765

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (In thousands, except share and per-share data) (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Comprehensive Income:
Net income (loss)	$(23,538)	$(130,560)	$(143,550)	$(219,406)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(323)	790	7,103	(64,629)
Amounts reclassified from other comprehensive income	6,494	8,932	19,319	19,681
Comprehensive income (loss)	(17,367)	(120,838)	(117,128)	(264,354)
Comprehensive income (loss) attributable to non-controlling interests	(84)	(187)	(912)	(624)
Comprehensive income (loss) attributable to the Company	$(17,283)	$(120,651)	$(116,216)	$(263,730)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (In thousands, except share data) (Unaudited)

	For the three months ended September 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,857)	—	(8,043)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	10,000,000	100	—	—	241,676	—	—	241,776	—	241,776
Share-based compensation	—	—	—	—	2,403	—	—	2,403	697	3,100
Distributions on common shares/units	—	—	—	—	—	—	(1,317)	(1,317)	(8)	(1,325)
Distributions on preferred shares	—	—	—	—	—	—	(12,528)	(12,528)	—	(12,528)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(496)	—	(496)	173	(323)
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,494	—	6,494	—	6,494
Net income (loss)	—	—	—	—	—	—	(23,413)	(23,413)	(125)	(23,538)
Balance at September 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,265,695	$(33,429)	$(1,038,955)	$3,194,915	$7,387	$3,202,302

	For the three months ended September 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	20,400,000	$204	130,564,060	$1,306	$4,077,497	$(79,385)	$(531,914)	$3,467,708	$21,038	$3,488,746
Share-based compensation	—	—	—	—	1,660	—	—	1,660	—	1,660
Distributions on common shares/units	—	—	—	—	—	—	(1,307)	(1,307)	(3)	(1,310)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	790	—	790	—	790
Amounts reclassified from other comprehensive income	—	—	—	—	—	8,932	—	8,932	—	8,932
Net income (loss)	—	—	—	—	—	—	(130,307)	(130,307)	(253)	(130,560)
Balance at September 30, 2020	20,400,000	$204	130,673,300	$1,307	$4,092,602	$(69,663)	$(671,667)	$3,352,783	$7,336	$3,360,119

	For the nine months ended September 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,857)	—	(8,043)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	19,200,000	192	—	—	463,914	—	—	464,106	—	464,106
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	8,046	—	—	8,047	1,744	9,791
Distributions on common shares/units	—	—	—	—	—	—	(3,713)	(3,713)	(41)	(3,754)
Distributions on preferred shares	—	—	—	—	—	—	(30,761)	(30,761)	—	(30,761)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	6,930	—	6,930	173	7,103
Amounts reclassified from other comprehensive income	—	—	—	—	—	19,319	—	19,319	—	19,319
Net income (loss)	—	—	—	—	—	—	(142,465)	(142,465)	(1,085)	(143,550)
Balance at September 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,265,695	$(33,429)	$(1,038,955)	$3,194,915	$7,387	$3,202,302

	For the nine months ended September 30, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(94)	—	—	(94)	—	(94)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	10,459	—	—	10,460	10,616	21,076
Distributions on common shares/units	—	—	—	—	—	—	(3,383)	(3,383)	(27)	(3,410)
Distributions on preferred shares	—	—	—	—	—	—	(24,417)	(24,417)	—	(24,417)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(64,629)	—	(64,629)	—	(64,629)
Amounts reclassified from other comprehensive income	—	—	—	—	—	19,681	—	19,681	—	19,681
Net income (loss)	—	—	—	—	—	—	(218,871)	(218,871)	(535)	(219,406)
Balance at September 30, 2020	20,400,000	$204	130,673,300	$1,307	$4,092,602	$(69,663)	$(671,667)	$3,352,783	$7,336	$3,360,119

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	For the nine months ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$(143,550)	$(219,406)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,636	168,044
Share-based compensation	8,345	21,076
Amortization of deferred financing costs, non-cash interest and other amortization	12,668	11,199
(Gain) loss on sale of hotel properties	(64,729)	(117,401)
Impairment loss	14,856	20,570
Non-cash ground rent	4,563	4,669
Other	(214)	(289)
Changes in assets and liabilities:
Hotel receivables	(21,657)	37,217
Prepaid expenses and other assets	(540)	(3,933)
Accounts payable and accrued expenses	57,685	(47,896)
Deferred revenues	11,190	(20,708)
Net cash provided by (used in) operating activities	44,253	(146,858)
Investing activities:
Improvements and additions to hotel properties	(52,778)	(110,443)
Proceeds from sales of hotel properties	255,927	375,131
Acquisition of hotel properties	(190,968)	—
Deposits on hotel properties	(1,020)	—
Purchase of corporate office equipment, software, and furniture	(96)	—
Net cash provided by (used in) investing activities	11,065	264,688
Financing activities:
Gross proceeds from issuance of preferred shares	480,000	—
Payment of offering costs — common and preferred shares	(15,894)	(94)
Payment of deferred financing costs	(10,082)	(3,618)
Borrowings under revolving credit facilities	—	760,115
Repayments under revolving credit facilities	(40,000)	(635,115)
Proceeds from debt	268,599	12,965
Repayments of debt	(388,000)	(12,965)
Purchases of capped calls for convertible senior notes	(20,975)	—
Repurchases of common shares	(720)	(1,255)
Redemption of preferred shares	(250,000)	—
Distributions — common shares/units	(3,957)	(52,649)
Distributions — preferred shares	(26,049)	(24,417)
Repayments of refundable membership deposits	(1,872)	(697)
Net cash provided by (used in) financing activities	(8,950)	42,270
Net change in cash and cash equivalents and restricted cash	46,368	160,100
Cash and cash equivalents and restricted cash, beginning of year	136,300	56,875
Cash and cash equivalents and restricted cash, end of period	$182,668	$216,975

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
As of September 30, 2021, the Company owned 52 hotels with a total of 13,006 guest rooms. The hotels are located in the following markets: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2021, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, the Company implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of its hotels and resorts in 2020. In addition, to improve liquidity, the Company raised capital by issuing convertible notes and additional preferred shares as summarized below. As demand has since improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, the Company gradually reopened its hotels and resorts. As of September 30, 2021, all of the Company's hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the expected completion of renovations in the first quarter of 2022.
The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results and is expected to continue to have a significant negative impact on the Company's results of operations, financial position and cash flow for the remainder of 2021. The Company cannot estimate when travel demand will fully recover. However, the Company anticipates further recovery in 2022. Leisure travel in the second and third quarters of 2021 exceeded expectations, particularly at the Company's warmer weather and resort properties. However, business travel continues to be substantially lower.
During the nine months ended September 30, 2021, the Company conducted the following transactions:
•On February 9, 2021, issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020.
•On February 18, 2021, amended the agreements governing existing credit facilities, term loan facilities and unsecured senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratios, which were extended through December 31, 2021.
•On April 1, 2021, sold the Sir Francis Drake for $157.6 million.
•On May 13, 2021, raised $222.6 million of net proceeds from the issuance of 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares.
•On June 10, 2021 sold The Roger New York for $19.0 million.
•On July 22, 2021, acquired the leasehold interest in Jekyll Island Club Resort for $94.0 million.
•On July 27, 2021, raised $242.1 million of net proceeds from the issuance of 10,000,000 5.70% Series H Cumulative Redeemable Preferred Shares.
•On August 21, 2021, redeemed all outstanding 6.375% Series D Cumulative Redeemable Preferred Shares.

•On August 22, 2021, redeemed all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares.
•On September 9, 2021, sold Villa Florence San Francisco on Union Square for $87.5 million.
•On September 23, 2021, acquired the leasehold interest in Margaritaville Hollywood Beach Resort for $270.0 million, including the assumption of a $161.5 million mortgage loan.
•Paid down $428.0 million of debt, consisting of $338.0 million of term loans, $50.0 million of senior unsecured notes and $40.0 million on the senior unsecured credit facility.
Based on the amendments to the Company's credit agreements, expense and cash burn rate reductions, and the ability to raise additional liquidity through equity issuances, the Company believes it has sufficient liquidity to meet its obligations for the next twelve months.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 5, Debt, for disclosures on the fair value of debt and derivative instruments.

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

Recent Accounting Standards
During the first quarter of 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which, among other things, simplifies the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share. Early adoption is permitted for fiscal years beginning after December 15, 2020, including interim periods. The Company early adopted ASU 2020-06 on January 1, 2021. As such, on January 1, 2021, the Company reclassified its equity component of the convertible debt to the liability. Convertible debt is now recorded entirely as a single liability with no portion of the proceeds from the issuance of the convertible debt instrument recorded as attributable to the conversion feature. In addition, the Company ceased recording non-cash interest expense associated with amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
On July 22, 2021, the Company acquired the leasehold interest in the 200-room Jekyll Island Club Resort in Jekyll Island, Georgia for $94.0 million, excluding prorations and transaction costs, using cash on hand.
On September 23, 2021, the Company acquired the leasehold interest in the 369-room Margaritaville Hollywood Beach Resort in Hollywood, Florida for $270.0 million, excluding prorations and transaction costs, using cash on hand and the assumption of a $161.5 million mortgage loan.
See Note 5, Debt, for additional information about the mortgage loan and Note 11, Commitments and Contingencies, for additional information about the leasehold interest.
Dispositions
The following table summarizes disposition transactions during the nine months ended September 30, 2021 and 2020 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Sir Francis Drake	San Francisco, CA	April 1, 2021	$157,625
The Roger New York	New York, NY	June 10, 2021	19,000
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021	87,500
2021 Total			$264,125

Sofitel Washington DC Lafayette Square and InterContinental Buckhead Atlanta	Washington, DC / Buckhead, GA	March 6, 2020	$331,000
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020	56,000
2020 Total			$387,000
For the three and nine months ended September 30, 2021 the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(0.6) million and $(6.4) million, respectively, excluding impairment loss and (gain) loss on sale of hotel properties, related to the hotel properties sold. For the three and nine months ended September 30, 2020, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(5.7) million and $(9.6) million, respectively, excluding impairment loss and (gain) loss on sale of hotel properties, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land	$921,957	$973,848
Buildings and improvements	5,056,232	4,849,644
Furniture, fixtures and equipment	527,257	515,975
Finance lease asset	91,181	114,835
Construction in progress	10,296	5,443
	$6,606,923	$6,459,745
Right-of-use asset, operating leases	364,002	320,564
Investment in hotel properties	$6,970,925	$6,780,309
Less: Accumulated depreciation	(1,008,047)	(898,287)
Investment in hotel properties, net	$5,962,878	$5,882,022
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the nine months ended September 30, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from current marketing efforts for this property. For the nine months ended September 30, 2020, the Company recognized an impairment loss of $20.6 million related to a retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements.
Right-of-use Assets and Lease Liabilities
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. Since most of the Company's leases do not provide an implicit rate, the Company used incremental borrowing rates, which ranged from 4.7% to 7.6%. In addition, the term used includes any options to exercise extensions when it is reasonably certain the Company will exercise such option. See Note 11, Commitments and Contingencies, for additional information about the ground leases.
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2021, the Company's lease liabilities consisted of operating lease liabilities of $302.1 million and financing lease liabilities of $41.8 million. As of December 31, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.1 million and financing lease liabilities of $46.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
•increased the fixed rate on the Senior Unsecured Notes by 0.45% during the waiver period; and
•extended other terms through the waiver period.

The Company's debt consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	September 30, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1) (2)	January 2022	$—	$40,000
PHL unsecured credit facility	Floating	(3)	January 2022	—	—
Total revolving credit facilities				$—	$40,000

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	300,000	300,000
Second Term Loan	Floating	(4)	April 2022	26,327	65,000
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating	(4)	November 2021	3,932	40,966
Tranche 2021 Extended	Floating	(4)	November 2022	82,071	173,034
Tranche 2022	Floating	(4)	November 2022	114,670	286,000
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				1,000,673	1,300,000
Total term loans at stated value				1,437,000	1,775,000
Deferred financing costs, net				(5,777)	(8,455)
Total term loans				$1,431,223	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	500,000
Debt premium (discount), net				12,190	(113,099)
Deferred financing costs, net				(17,014)	(12,568)
Total convertible senior notes				$745,176	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	60,000
Series B Notes	5.38%	(6)	December 2025	2,400	40,000
Total senior unsecured notes at stated value				50,000	100,000
Deferred financing costs, net				(182)	(407)
Total senior unsecured notes				$49,818	$99,593

Mortgage loan
Margaritaville Hollywood Beach Resort	Floating	(7)	May 2022	161,500	—
Debt premium (discount), net				(3,023)	—
Deferred financing costs, net				(464)	—
Total mortgage loan				$158,013	$—
Total debt				$2,384,230	$2,280,471
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

(4)    Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of September 30, 2021, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.13%, after taking into account interest rate swap agreements, and approximately $7.0 million bore an effective weighted-average floating interest rate of 3.0%. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%.
(5)    In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6)    In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
(7)    The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date for up to two one-year periods.
Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of September 30, 2021, the Company had no outstanding borrowings, $5.8 million of outstanding letters of credit and borrowing capacity of $644.2 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either the London Inter-bank Offered Rate ("LIBOR") or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in January 2022. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of September 30, 2021, the Company had no borrowings under the PHL Credit Facility and had $25.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $5.8 million and $6.8 million were outstanding as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. During the nine months ended September 30, 2021, the Company repaid $338.0 million aggregate principal balance of the Company's second and sixth term loans. As of September 30, 2021, the Company was in compliance with all debt covenants of its term loan facilities.
The Company entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.
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
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $3.3 million and $9.4 million for the three and nine months ended September 30, 2021, respectively.
The Company separated the Convertible Notes issued in December 2020 into liability and equity components. The initial carrying amount of the liability component was $386.1 million and was calculated using a discount rate of 6.25%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Notes. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of such Convertible Notes, or $113.9 million. The amount recorded in equity was not subject to remeasurement or amortization. The $113.9 million also represented the initial discount recorded on the Convertible Notes. As a result of the Company's early adoption of ASU 2020-06 on January 1, 2021, the Convertible Notes are now recorded as a single liability with no portion recorded in equity. The Company also ceased recording non-cash interest expense associated with amortization of the debt discount.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of September 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
In connection with the Convertible Notes issuances, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offerings of the Convertible Notes or their respective affiliates and other financial institutions. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions entered into in December 2020 and February 2021 was $38.3 million and $21.0 million, respectively, and was recorded within additional paid-in capital.
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2021, the Company was in compliance with all such debt covenants.
Mortgage Loan
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of the Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. The loan matures on May 9, 2022 and may be extended for up to two one-year periods. If the loan is extended for the second of the two one-year periods, the interest rate spread will increase by 20 basis points for the second year only. The loan is also subject to an interest rate cap agreement.

The loan is non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if performance of the hotel is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. No event of default has occurred under the loan documents.
Margaritaville triggered the cash trap provisions prior to the acquisition, and therefore cash from hotel operations is being held by the lender in the cash management accounts and reflected as restricted cash in the accompanying consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off.
Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Unsecured revolving credit facilities	$513	$2,557	$1,581	$8,226
Unsecured term loan facilities	15,442	19,694	46,983	53,330
Convertible senior notes	3,282	—	9,381	—
Senior unsecured notes	645	1,198	2,917	3,594
Mortgage debt	88	—	88	—
Amortization of deferred financing fees	2,046	1,518	7,414	3,898
Other	914	2,547	4,701	6,148
Total interest expense	$22,930	$27,514	$73,065	$75,196
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes and convertible senior notes) as of September 30, 2021 and December 31, 2020 was $642.5 million and $491.8 million, respectively.
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
The Company's interest rate swaps at September 30, 2021 and December 31, 2020 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	September 30, 2021	December 31, 2020
Swap-cash flow	1.46% - 1.75%	January 2021	$—	$490,000
Swap-cash flow	2.60%	October 2021	110,000	110,000
Swap-cash flow	1.78% - 1.79%	January 2022	180,000	180,000
Swap-cash flow	1.64% - 1.68%	April 2022	100,000	100,000
Swap-cash flow	0.17%	January 2023	200,000	—
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	—
Total			$1,430,000	$1,430,000
During the nine months ended September 30, 2021, the Company had interest rate swaps for an aggregate notional amount of $490.0 million that became effective as other interest rate swaps matured. As of September 30, 2021, there are no additional interest rate swaps outstanding that will become effective in the future.

The Company records all derivative instruments at fair value in the accompanying consolidated balance sheets. Fair values of interest rate swaps and caps are determined using the standard market methodology of netting the discounted future fixed cash receipts/payments and the discounted expected variable cash payments/receipts. Variable interest rates used in the calculation of projected receipts and payments on the swaps are based on an expectation of future interest rates derived from observable market interest rate curves (Overnight Index Swap curves) and volatilities (Level 2 inputs). Derivatives expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company incorporates these counterparty credit risks in its fair value measurements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.
As of September 30, 2021, the Company's derivative instruments were in a liability position, with an aggregate fair value of $33.2 million. There were no derivative instruments in an asset position. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $18.4 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
San Diego, CA	$63,524	$31,641	$119,668	$79,135
Southern Florida/Georgia	30,928	13,801	104,901	65,272
Boston, MA	45,213	10,714	78,425	48,621
Los Angeles, CA	32,502	7,648	62,283	43,937
Portland, OR	20,078	5,462	38,002	22,196
San Francisco, CA	16,524	1,591	28,653	64,594
Other(1)	9,731	3,363	19,335	14,527
Chicago, IL	10,598	1,950	16,696	14,223
Washington, D.C.	6,275	598	12,441	11,601
Seattle, WA	3,437	212	5,363	4,573
	$238,810	$76,980	$485,767	$368,679
______________________
(1)     Other includes: Nashville, TN, New York, NY, Philadelphia, PA and Santa Cruz, CA.
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
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the nine months ended September 30, 2021, the Company had no repurchases under this program and as of September 30, 2021, $56.6 million of common shares remained available for repurchase under this program.

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
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the nine months ended September 30, 2021. As of September 30, 2021, $200.0 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2021:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2021	March 31, 2021	April 15, 2021
$0.01	June 30, 2021	June 30, 2021	July 15, 2021
$0.01	September 30, 2021	September 30, 2021	October 15, 2021
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
In May 2021, the Company issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $222.6 million. In July 2021, the Company issued 10,000,000 5.70% Series H Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $242.1 million.
In August 2021, the Company redeemed all outstanding shares of 6.50% Series C Cumulative Redeemable Preferred Shares and 6.375% Series D Cumulative Redeemable Preferred Shares at the redemption amount of $25.00 per share plus accrued and unpaid dividends of $0.17 and $0.16 per share, respectively.
The following Preferred Shares were outstanding as of September 30, 2021 and December 31, 2020:

Security Type	September 30, 2021	December 31, 2020
6.50% Series C	—	5,000,000
6.375% Series D	—	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	—
5.70% Series H	10,000,000	—
	29,600,000	20,400,000
.

The Series C, Series D, Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Series C, Series D, Series E and Series F Preferred Shares could not be redeemed prior to March 18, 2018, June 9, 2021, March 4, 2018, and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or NASDAQ, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2021:

Security Type		Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C		$0.41	March 31, 2021	March 31, 2021	April 15, 2021
6.50% Series C		$0.41	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series D		$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series D		$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series E		$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series E		$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series E		$0.40	September 30, 2021	September 30, 2021	October 15, 2021
6.30% Series F		$0.39	March 31, 2021	March 31, 2021	April 15, 2021
6.30% Series F		$0.39	June 30, 2021	June 30, 2021	July 15, 2021
6.30% Series F		$0.39	September 30, 2021	September 30, 2021	October 15, 2021
6.375% Series G	(1)	$0.67	September 30, 2021	September 30, 2021	October 15, 2021
5.70% Series H	(2)	$0.31	September 30, 2021	September 30, 2021	October 15, 2021
______________________
(1)    The initial long-period dividend for the 6.375% Series G Preferred Shares will be paid in October 2021.
(2)    The initial short-period dividend for the 5.700% Series H Preferred Shares will be paid in October 2021.
Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership units ("OP Units") have certain redemption rights that enable OP unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company’s option, cash per unit equal to the market price of common shares at the time of redemption or common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
As of September 30, 2021, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company. See Note 8, Share-Based Compensation Plan, for further discussion on LTIP units.
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of September 30, 2021 and December 31, 2020, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.

Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. On May 19, 2021, the Company’s shareholders approved an amendment to the Plan which increased the aggregate number of common shares that may be issued under the Plan as share awards, performance units, options, share appreciation rights and other equity-based awards by 1,675,000. As of September 30, 2021, there were 1,808,182 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of September 30, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	242,727	$24.94
Granted	415,531	$22.69
Vested	(81,591)	$30.41
Forfeited	(7,902)	$23.33
Unvested at September 30, 2021	568,765	$22.53
For the three and nine months ended September 30, 2021, the Company recognized approximately $1.1 million and $3.0 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2021, the Company recognized approximately $1.3 million and $3.6 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership ("LTIP") Units
As of September 30, 2021, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
On July 24, 2020, 109,240 LTIP Class B units were converted to common shares.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers of the Company. These LTIP units vest ratably on January 1, 2023, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $22.69 per unit. The aggregate grant date fair value of the LTIP Class B units was $13.6 million.
As of September 30, 2021 and December 31, 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at September 30, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described in Note 7, Equity.
For the three and nine months ended September 30, 2021, the Company recognized approximately $0.7 million and $1.7 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.

Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three and nine months ended September 30, 2021, and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2021 and December 31, 2020, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2016.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(43,984)	$(138,446)	$(181,269)	$(243,288)
Less: dividends paid on unvested share-based compensation	(12)	(2)	(35)	(6)
Net income (loss) available to common shareholders	$(43,996)	$(138,448)	$(181,304)	$(243,294)
Denominator:
Weighted-average number of common shares — basic	130,813,750	130,645,990	130,801,187	130,588,765
Effect of dilutive share-based compensation	—	—	—	—
Weighted-average number of common shares — diluted	130,813,750	130,645,990	130,801,187	130,588,765

Net income (loss) per share available to common shareholders — basic	$(0.34)	$(1.06)	$(1.39)	$(1.86)
Net income (loss) per share available to common shareholders — diluted	$(0.34)	$(1.06)	$(1.39)	$(1.86)
For the three and nine months ended September 30, 2021, 1,035,369 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, 547,203 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, 29,441,175 common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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

The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three and nine months ended September 30, 2021, combined base and incentive management fees were $5.1 million and $11.8 million, respectively. For the three and nine months ended September 30, 2020, combined base and incentive management fees were $1.5 million and $8.0 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
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
Restricted Cash
At September 30, 2021 and December 31, 2020, the Company had $25.1 million and $12.0 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Ground and Hotel Leases
As of September 30, 2021, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
San Diego Mission Bay Resort	Operating lease	July 2068
Hotel Vitale	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Harbor Court Hotel San Francisco	Finance lease	August 2052
______________________
(1)     The expiration date assumes the exercise of a 14-year extension option.
(2)     No payments are required through maturity.
(3)     The expiration date assumes the exercise of all 19 five-year extension options.
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
The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Fixed ground rent	$3,929	$4,314	$12,532	$12,907
Variable ground rent	2,917	1,072	6,275	3,816
Total ground rent	$6,846	$5,386	$18,807	$16,723
Future maturities of lease liabilities for the Company's operating leases at September 30, 2021 were as follows (in thousands):

2021	$4,946
2022	19,594
2023	19,238
2024	19,323
2025	19,450
Thereafter	1,587,326
Total lease payments	$1,669,877
Less: Imputed interest	(1,367,736)
Present value of lease liabilities	$302,141
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

Note 12. Supplemental Information to Statements of Cash Flows

	For the nine months ended September 30,
	2021	2020

	(in thousands)
Interest paid, net of capitalized interest	$59,803	$66,252
Interest capitalized	$675	$1,247
Income taxes paid (refunded)	$75	$3,369
Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$113,099	$—
Distributions payable on common shares/units	$1,532	$1,748
Distributions payable on preferred shares	$12,270	$7,558
Issuance of common shares for Board of Trustees compensation	$516	$637
Issuance of common shares for executive and employee bonuses	$1,446	$—
Issuance of common shares for LTIP units redemption	$—	$2,831
Accrued additions and improvements to hotel properties	$2,292	$7,842
Right of use assets obtained in exchange for lease liabilities	$48,302	$—
Write-off of deferred financing costs	$5,043	$—
Mortgage loan assumed in connection with acquisition	$161,500	$—
Below (above) market rate contracts assumed in connection with acquisition	$3,071	$—
Note 13. Subsequent Events
On October 20, 2021, the Company acquired the 19-room Avalon Bed & Breakfast and the 12-room Duval Gardens, both located in Key West, Florida, for $20.0 million. The two properties will be consolidated and operated as part of the Company's Southernmost Beach Resort.

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
•as a result of the COVID-19 pandemic, we suspended operations at some of our hotels and resorts. Operations have recommenced and are improving. However, if continued improvement is interrupted, we may become out of compliance with maintenance covenants in certain of our debt facilities;
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
•the timing and availability of potential hotel acquisitions, our ability to identify and complete hotel acquisitions and our ability to complete hotel dispositions in accordance with our business strategy;
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Overview
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, we implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of our hotels and resorts in 2020. In addition, to improve liquidity, we raised capital by issuing convertible notes and additional preferred shares as summarized below. As demand has since improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, we gradually reopened our hotels and resorts. As of September 30, 2021, all of our hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the expected completion of renovations in the first quarter of 2022.
The COVID-19 pandemic has had a significant negative impact on our operations and financial results and is expected to continue to have a significant negative impact on our results of operations, financial position and cash flow for the remainder of 2021. We cannot estimate when travel demand will fully recover. However, we anticipate further recovery in 2022. Leisure travel in the second and third quarters of 2021 exceeded expectations, particularly at our warmer weather and resort properties. However, business travel continues to be substantially lower.
During the nine months ended September 30, 2021, we conducted the following transactions:
•On February 9, 2021, issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020.
•On February 18, 2021, amended the agreements governing existing credit facilities, term loan facilities and unsecured senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratios, which were extended through December 31, 2021.
•On April 1, 2021, sold the Sir Francis Drake for $157.6 million.
•On May 13, 2021, raised $222.6 million of net proceeds from the issuance of 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares.
•On June 10, 2021, sold The Roger New York for $19.0 million.
•On July 22, 2021, acquired the leasehold interest in Jekyll Island Club Resort for $94.0 million.
•On July 27, 2021, raised $242.1 million of net proceeds from the issuance of 10,000,000 5.70% Series H Cumulative Redeemable Preferred Shares.
•On August 21, 2021, redeemed all outstanding 6.375% Series D Cumulative Redeemable Preferred Shares.
•On August 22, 2021, redeemed all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares.
•On September 9, 2021, sold Villa Florence San Francisco on Union Square for $87.5 million.
•On September 23, 2021, acquired the leasehold interest in Margaritaville Hollywood Beach Resort for $270.0 million, including the assumption of a $161.5 million mortgage loan.
•Repaid $428.0 million of debt, consisting of $338.0 million of term loans, $50.0 million of senior unsecured notes and $40.0 million on the senior unsecured credit facility.
Based on the amendments to our credit agreements, expense and cash burn rate reductions, and our ability to raise additional liquidity through equity issuances, we believe we have sufficient liquidity to meet our obligations for the next twelve months.
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

Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See Non-GAAP Financial Matters in Part I, Item 2 of this Quarterly Report on Form 10-Q for further discussion of FFO, EBITDA and EBIDTAre.
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2021 and 2020.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Same-Property Occupancy	52.3%	21.7%	36.4%	27.7%
Same-Property ADR	$272.54	$218.42	$258.14	$242.17
Same-Property RevPAR	$142.48	$47.37	$94.00	$67.19
Same-Property Total RevPAR	$209.02	$71.57	$140.53	$103.07
While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above table of hotel operating statistics for the three months ended September 30, 2021 and 2020, includes information from all of the hotels we owned as of September 30, 2021, except for Margaritaville Hollywood Beach Resort for the third quarter of 2021 and 2020, and Hotel Vitale for the third quarter of 2021 and 2020, as it was closed for renovation during the third quarter of 2021.
The above table of hotel operating statistics for the nine months ended September 30, 2021 and 2020, includes information from all of the hotels we owned as of September 30, 2021, except for the following: Hotel Zena Washington DC, formerly known as Donovan Hotel, for the first and second quarters of 2021 and 2020, as it was closed for renovation during the first and second quarters of 2020; Hotel Vitale for the third quarter of 2021 and 2020, as it was closed for renovation during the third quarter of 2021; and Margaritaville Hollywood Beach Resort for the third quarter of 2021. Also included in the above table is information for Sir Francis Drake and The Roger New York for the first quarter of 2021 and 2020; and Villa Florence San Francisco on Union Square for the first and second quarters of 2021 and 2020.
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

The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(23,538)	$(130,560)	$(143,550)	$(219,406)
Adjustments:
Depreciation and amortization	55,379	56,587	165,301	167,716
(Gain) loss on sale of hotel properties	(171)	47	(64,729)	(117,401)
Impairment loss	—	—	14,856	20,570
FFO	$31,670	$(73,926)	$(28,122)	$(148,521)
Distribution to preferred shareholders	(12,528)	(8,139)	(30,761)	(24,417)
Issuance costs of redeemed preferred shares	(8,043)	—	(8,043)	—
FFO available to common share and unit holders	$11,099	$(82,065)	$(66,926)	$(172,938)
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(23,538)	$(130,560)	$(143,550)	$(219,406)
Adjustments:
Interest expense	22,930	27,514	73,065	75,196
Income tax expense (benefit)	5	5,778	60	(8,531)
Depreciation and amortization	55,492	56,696	165,636	168,044
EBITDA	$54,889	$(40,572)	$95,211	$15,303
(Gain) loss on sale of hotel properties	(171)	47	(64,729)	(117,401)
Impairment loss	—	—	14,856	20,570
EBITDAre	$54,718	$(40,525)	$45,338	$(81,528)
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

Results of Operations
At September 30, 2021 and 2020, we had 52 and 53, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2021 and 2020. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020
Sir Francis Drake	San Francisco, CA	April 1, 2021
The Roger New York	New York, NY	June 10, 2021
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021

Acquisition Date
Jekyll Island Club Resort	Jekyll Island, GA	July 22, 2021
Margaritaville Hollywood Beach Resort	Hollywood, FL	September 23, 2021
Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020
Revenues — Total hotel revenues increased by $161.8 million primarily due to an increase in leisure travel demand during the summer travel season. This increase in demand was the result of an increase in COVID-19 vaccination rates and easing of governmental restrictions. Most of our hotels suspended operations in March 2020 and operations remained suspended throughout the third quarter of 2020.
Hotel operating expenses — Total hotel operating expenses increased by $77.1 million primarily due to resuming operations at our comparable properties and returning demand in the third quarter of 2021.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.2 million primarily due to the sale of three hotels in 2020 and three hotels in 2021. This was partially offset by the acquisition of two hotels in 2021.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.7 million primarily due to a successful appeal of one property's real estate tax assessment. This was partially offset by an increase in percentage ground rent due to an increase in revenues.
General and administrative — General and administrative expenses increased by $2.0 million primarily due to an increase in share-based compensation expense of $1.4 million. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Transaction costs — Transaction costs incurred during the third quarter of 2020 were the result of additional transfer taxes paid in connection with the LaSalle merger. Transaction costs incurred during the third quarter of 2021 were immaterial.
Interest expense — Interest expense decreased by $4.6 million primarily due to decreased borrowings, as certain term loans, senior unsecured notes and amounts under our senior unsecured credit facility were paid down in 2021.
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
Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of the issuance of the Series G and Series H Cumulative Redeemable Preferred Shares in May 2021 and July 2021, respectively. The increase was partially offset by the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021.
Issuance costs of redeemed preferred shares — Issuance costs of redeemed preferred shares increased due to the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021. These costs are included in the determination of net income (loss) attributable to common shareholders.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020
Revenues — Total hotel revenues increased by $117.1 million primarily in the second and third quarters of 2021 as hotels reopened and leisure travel demand increased during the spring and summer travel season. This increase in demand was the result of an increase in COVID-19 vaccination rates and easing of governmental restrictions. Most of our hotels suspended operations in March 2020 and operations remained suspended throughout the third quarter of 2020.
Hotel operating expenses — Total hotel operating expenses increased by $15.0 million primarily due to resuming operations at our comparable properties and returning demand in the second and third quarters of 2021.
Depreciation and amortization — Depreciation and amortization expense decreased by $2.4 million primarily due to the sale of three hotels in 2020 and three hotels in 2021. This was partially offset by the acquisition of two hotels in 2021 and capital investments related to recently renovated hotels, including Hotel Zena.
General and administrative — General and administrative expenses decreased by $11.5 million primarily due to a decrease in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards in 2020. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Transaction costs — Transaction costs incurred during 2020 were the result of additional transfer taxes paid in connection with the LaSalle merger. Transactions costs incurred during 2021 were immaterial.
Impairment loss — The Company recognized an impairment loss of $14.9 million in 2021 related to one hotel. The Company recognized an impairment loss of $20.6 million in 2020 related to the retail component of a hotel.
(Gain) loss on sale of hotel properties — The Company recognized a net gain on sale of $64.7 million in 2021 primarily due to the sale of Sir Francis Drake. The Company recognized a net gain on sale of $117.4 million in 2020 primarily due to the sale of InterContinental Buckhead Atlanta.
(Gain) loss and other operating expenses — (Gain) loss and other operating expenses decreased by $2.3 million primarily due to reductions in pre-opening, hotel management transition and franchise tax expenses.
Interest expense — Interest expense decreased by $2.1 million primarily due to decreased borrowings, as certain term loans, senior unsecured notes and amounts under our senior unsecured credit facility were paid down in 2021. This was partially offset by increased amortization and write-off of deferred financing fees as a result of the partial repayment of certain of the term loans during 2021.
Income tax (expense) benefit — Income tax (expense) benefit was a benefit of $8.5 million in 2020 which was due to the deferred tax asset recognized in 2020 on the taxable REIT subsidiary's estimated loss. In 2021, the Company has recognized a valuation allowance offsetting the deferred tax asset on the current year taxable REIT subsidiary's loss due to the uncertainty of utilizing the deferred tax asset in the future.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to the common units held by the LTIP and OP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of the issuance of the Series G and Series H Cumulative Redeemable Preferred Shares in May 2021 and July 2021, respectively. This was partially offset by the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021.
Issuance costs of redeemed preferred shares — Issuance costs of redeemed preferred shares increased due to the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021. These costs are included in the determination of net income (loss) attributable to common shareholders.

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
Liquidity and Capital Resources
As of September 30, 2021, we had liquidity of $826.9 million, which includes cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility. For further discussion on our liquidity and the impact of COVID-19, see Overview included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Table of Content
Debt
Our debt consisted of the following as of September 30, 2021 and December 31, 2020 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	September 30, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1) (2)	January 2022	$—	$40,000
PHL unsecured credit facility	Floating	(3)	January 2022	—	—
Total revolving credit facilities				$—	$40,000

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	300,000	300,000
Second Term Loan	Floating	(4)	April 2022	26,327	65,000
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan:
Tranche 2021	Floating	(4)	November 2021	3,932	40,966
Tranche 2021 Extended	Floating	(4)	November 2022	82,071	173,034
Tranche 2022	Floating	(4)	November 2022	114,670	286,000
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				1,000,673	1,300,000
Total term loans at stated value				1,437,000	1,775,000
Deferred financing costs, net				(5,777)	(8,455)
Total term loans				$1,431,223	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	500,000
Debt premium (discount), net				12,190	(113,099)
Deferred financing costs, net				(17,014)	(12,568)
Total convertible senior notes				$745,176	$374,333

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	60,000
Series B Notes	5.38%	(6)	December 2025	2,400	40,000
Total senior unsecured notes at stated value				50,000	100,000
Deferred financing costs, net				(182)	(407)
Total senior unsecured notes				$49,818	$99,593

Mortgage loan
Margaritaville Hollywood Beach Resort	Floating	(7)	May 2022	161,500	—
Debt premium (discount), net				(3,023)	—
Deferred financing costs, net				(464)	—
Total mortgage loan				$158,013	$—
Total debt				$2,384,230	$2,280,471
______________________
(1)    Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2)    We have the option to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee.
(3)    Borrowings bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.

Table of Content
(4)    Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of September 30, 2021, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.13%, after taking into account interest rate swap agreements, and approximately $7.0 million bore an effective weighted-average floating interest rate of 3.0%. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%.
(5)    In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6)    In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
(7)    The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. We have the option to extend the maturity date for up to two one-year periods.
We intend to repay indebtedness incurred under our revolving credit facilities, unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loan out of our cash flows from operations and, as market conditions permit, from the net proceeds from issuances of additional equity or debt securities and dispositions of hotel properties.
In February 2021, we amended the agreements governing our existing credit facilities, term loan facilities and senior notes to, among other items, waive financial covenants through the end of the first quarter of 2022, except for the minimum fixed charge coverage and minimum unsecured interest coverage ratio, which were extended through December 31, 2021, and to increase the interest rate spread.
For further discussion on these amendments and on the components of our overall debt, see Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Unsecured Revolving Credit Facilities
We are party to a $650.0 million senior unsecured revolving credit facility maturing in January 2022, with options to extend the maturity date to January 2023, pursuant to certain terms and conditions and payment of an extension fee. As of September 30, 2021, we had no outstanding borrowings, $5.8 million of outstanding letters of credit and borrowing capacity of $644.2 million remaining on our senior unsecured revolving credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either the London Inter-bank Offered Rate ("LIBOR") or the alternate base rate, plus an additional margin amount, or spread. The interest rate depends upon our leverage ratio pursuant to the provisions of the credit facility agreement. As a result of the amendments described in Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the spread on the borrowings is fixed at 2.40% during the waiver period. We have the ability to increase the aggregate borrowing capacity of our senior unsecured revolving credit facility up to $1.3 billion, subject to lender approval.
We also have a $25.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as our senior unsecured revolving credit facility and matures in January 2022. Borrowings under the PHL Credit Facility bear interest at LIBOR plus an applicable margin, depending on our leverage ratio. As a result of the amendments described in Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the spread on the borrowings is fixed at 2.40% during the waiver period. As of September 30, 2021, we had no borrowings under the PHL Credit Facility.
Unsecured Term Loan Facilities
We are party to senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on our leverage ratio. We entered into interest rate swap agreements to fix the LIBOR rate on a portion of these unsecured term loans. For further discussion on our unsecured term loan facilities and interest rate swap agreements, see Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Content
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $3.3 million and $9.4 million for the three and nine months ended September 30, 2021, respectively.
Prior to June 15, 2026, the Convertible Notes will be convertible only upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of September 30, 2021 and December 31, 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
In connection with the Convertible Notes issuances, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain of the underwriters of the offerings of the Convertible Notes or their respective affiliates and other financial institutions. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share. The cost of the Capped Call Transactions entered into in December 2020 and February 2021 was $38.3 million and $21.0 million, respectively, and was recorded within additional paid-in capital.
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described in Note 5, Debt, to our unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2021, the Company was in compliance with all such debt covenants.
Mortgage Loan
On September 23, 2021, we assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of the Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. The loan matures on May 9, 2022 and may be extended for up to two one-year periods. If the loan is extended for the second of the two one-year periods, the interest rate spread will increase by 20 basis points for the second year only. We intend to exercise the options to extend. The loan is also subject to an interest rate cap agreement.
The loan is non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if performance of the hotel is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. No event of default has occurred under the loan documents.
Margaritaville triggered the cash trap provisions prior to the acquisition, and therefore cash from hotel operations is being held by the lender in the cash management accounts and reflected as restricted cash in the accompanying consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off. This loan may remain subject to cash trap provisions for a substantial period of time which could limit our liquidity and ability to pay dividends or reduce debt balances.

Table of Content
Issuance of Shares of Beneficial Interest
Common Shares
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the nine months ended September 30, 2021. As of September 30, 2021, $56.6 million of common shares remained available for repurchase under this program.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the nine months ended September 30, 2021. As of September 30, 2021, $200.0 million of common shares remained available for issuance under the ATM program.
Preferred Shares
In May 2021, we issued 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $222.6 million. These shares may be redeemed, at the Company’s option, on or after May 13, 2026, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. We used the net proceeds to reduce amounts outstanding under our unsecured term loans and for general corporate purposes.
In July 2021, we issued 10,000,000 5.700% Series H Cumulative Redeemable Preferred Shares at a public offering price of $25.00 per share for net proceeds of $242.1 million. These shares may be redeemed, at the Company’s option, on or after July 27, 2026, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. We used the net proceeds to redeem all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares and 6.375% Series D Cumulative Redeemable Preferred Shares in August 2021.
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
Cash Provided by (Used in) Operations. Our cash provided by operating activities was $44.3 million for the nine months ended September 30, 2021. Our cash from operations includes the operating activities of the 52 hotels we owned as of September 30, 2021, offset by corporate expenses. Our cash used in operating activities was $146.9 million for the nine months ended September 30, 2020. Our cash from operations includes the operating activities of the 53 hotels we owned as of September 30, 2020, offset by corporate expenses. The negative cash flow from operations during the nine months ended September 30, 2020 is due to the reduced operations at our hotels as a result of COVID-19, including carrying costs on hotels that were temporarily suspended.
Cash Provided by Investing Activities. Our cash provided by investing activities was $11.1 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we invested $52.8 million in improvements to our hotel properties, received $255.9 million from the sales of three hotel properties, purchased two hotel properties using cash of $191.0 million and placed deposits totaling $1.0 million on hotel properties. Our cash provided by investing activities was $264.7 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we invested $110.4 million in improvements to our hotel properties and received $375.1 million from sales of three hotel properties.

Table of Content
Cash Provided by (Used in) Financing Activities. Our cash used in financing activities was $9.0 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, we repaid $40.0 million under the revolving credit facilities, received gross proceeds of $480.0 million from the issuance of our Series G and Series H Preferred Shares, used $250.0 million to redeem all our Series C and Series D Preferred Shares, paid $15.9 million in offering costs, received proceeds from the issuance of convertible notes and other debt of $268.6 million, repaid $388.0 million in other debt, purchased $21.0 million in Capped Call Transactions, repurchased $0.7 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $30.0 million in distributions, paid $10.1 million in financing fees, and paid $1.9 million in other transactions. Our cash provided by financing activities was $42.3 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we borrowed $760.1 million under the revolving credit facilities, repaid $635.1 million under the revolving credit facilities, borrowed and repaid $13.0 million in other debt, repurchased $1.3 million of common shares for tax withholding purposes in connection with vested share-based equity awards, paid $77.1 million in distributions, paid $3.6 million in financing fees related to the credit agreement amendments and paid $0.7 million in other transactions.
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
For the nine months ended September 30, 2021, we invested $52.8 million in capital investments to reposition and improve our properties, primarily the renovations of Hotel Vitale, Southernmost Beach Resort and L'Auberge Del Mar.
Depending on market conditions, we expect to invest an additional $30.0 million to $40.0 million in capital investments during the remainder of 2021, including a $25.0 million transformation of Hotel Vitale. The Hotel Vitale redevelopment is expected to be completed in the first quarter of 2022, at which time the hotel will reopen as 1 Hotel San Francisco. We also commenced a $15.0 million renovation at Southernmost Beach Resort, which we expect will be completed in the fourth quarter of 2021.
Contractual Obligations and Off-Balance Sheet Arrangements
The table below summarizes our contractual obligations as of September 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Mortgage loans (1)(7)	$172,416	$4,114	$168,302	$—	$—
Term loans (2)	1,535,113	84,036	1,340,964	110,113	—
Convertible senior notes (1)	822,188	13,125	26,250	26,250	756,563
Unsecured notes (1)	56,369	2,581	51,211	2,577	—
Borrowings under credit facilities (3)	—	—	—	—	—
Hotel and ground leases (4)	1,696,503	18,487	37,136	37,775	1,603,105
Finance lease obligation (4)	52,115	909	1,877	1,962	47,367
Refundable membership initiation deposits (5)	27,328	203	—	—	27,125
Purchase commitments (6)	12,398	12,398	—	—	—
Corporate office leases	14,517	1,774	2,562	2,502	7,679
Total	$4,388,947	$137,627	$1,628,302	$181,179	$2,441,839
______________________

Table of Content
(1)Amounts include principal and interest.
(2)Amounts include principal and interest. Borrowings under the term loan facilities bear interest at floating rates equal to, at our option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin.
(3)Amounts include principal and interest under the two revolving credit facilities. Interest expense is calculated based on the weighted-average interest rate for all outstanding credit facility borrowings as of September 30, 2021. It is assumed that the outstanding borrowings will be repaid upon maturity with fixed interest-only payments until then.
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
(5)Represents refundable initiation membership deposits from club members at LaPlaya Beach Resort & Club.
(6)Amounts represent purchase orders and contracts that have been executed for renovation projects at the properties. We are committed to these purchase orders and contracts and anticipate making similar arrangements in the future with the existing properties or any future properties that we may acquire.
(7)Assumes the exercise of two one-year extension options.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off-balance sheet arrangements.
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
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose the Company to credit risk in the event of non-performance by the counter parties under the terms of the interest rate hedge agreements. We believe it minimizes the credit risk by transacting with major credit-worthy financial institutions.
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
As of September 30, 2021, $168.5 million of our aggregate indebtedness (7.0% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.

Table of Content
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

Table of Content
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	—	$—	—	—
August 1, 2021 - August 31, 2021	—	$—	—	—
September 1, 2021 - September 30, 2021	—	$—	—	—
Total	—	$—	—	$56,600,000
______________________
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Loan Agreement, dated as of May 8, 2019, among JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, and MVHF, LLC (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 29, 2021 (File No. 001‑34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)
________________
†    Filed herewith.
††    Furnished herewith.

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	October 28, 2021	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer