Form 10-K
period 2021-12-31
Pebblebrook Hotel Trust
filed 2022-02-22
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 129,568,270 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $3.1 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2021.
The number of common shares of beneficial interest outstanding as of February 18, 2022 was 131,488,993.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2022) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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
•as a result of the COVID-19 pandemic, we suspended operations at most of our hotels and resorts. Operations have recommenced and are improving. However, if continued improvement is interrupted, we may become out of compliance with maintenance covenants in certain of our debt facilities;
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
•the availability and terms of financing and capital, and the general volatility of securities markets;
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
•interest rate increases;
•our possible failure to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code") and the risk of changes in laws affecting REITs;
•the timing and availability of potential hotel acquisitions, our ability to identify and complete hotel acquisitions and our ability to complete hotel dispositions in accordance with our business strategy;
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K.
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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major U.S. cities, with an emphasis on the major gateway coastal markets. As of December 31, 2021, the Company owned 53 hotels with a total of 13,247 guest rooms.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2021, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), our taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individuals' responses, hotel demand dramatically declined. Demand has since improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations. See further discussion in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major U.S. cities with an emphasis on major gateway coastal markets. Our hotel properties are located in Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets and select destination resort markets such as southern Florida and southern California. We focus on both branded and independent full-service hotels in the “upper-upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.
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

We believe that upper-upscale, full-service hotels and resorts and upscale, hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate some of the most favorable risk-adjusted returns in the lodging industry over the long-term. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, the COVID-19 pandemic has materially disrupted hotel occupancy and daily rates, particularly in urban markets in which we have invested. Despite the dramatic decline in demand, revenue and operating income as a result of COVID-19 as well as uncertainty related to international travel restrictions and political factors, we believe that successful vaccination distribution and effective therapeutics throughout the U.S. and the world should gradually allow for a steady return to normalcy. We believe that portfolio diversification will allow us to benefit from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand. We believe that new hotel supply growth, following the delivery of current supply construction, will decline from the expected growth rate prior to the pandemic.
We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing our return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be used to repay debt or invest in other hotel properties that offer more attractive risk-adjusted returns.
We may engage in full or partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. We also may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding guest rooms, meeting facilities or other amenities.
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
Curator
In 2020, we and five industry-leading hotel operators jointly launched Curator Hotel & Resort Collection, a collection of small brands and independent lifestyle hotels and resorts worldwide. Curator's distinct owner-centric platform offers an alternative for independent lifestyle hotels seeking to strengthen their performance, providing its members with best-in-class agreements, services and technology, while allowing members to retain their unique identities. We own a majority of the equity interests in Curator, which is consolidated in our consolidated financial statements.
Financing Strategies
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes senior unsecured credit facilities, term loans, convertible debt, unsecured notes and mortgage debt secured by our hotel properties, and may in the future include other unsecured debt.

We anticipate using net proceeds from equity and debt offerings and property sales to fund future acquisitions as well as for property redevelopments, return on investment initiatives and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facilities from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.
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
The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging, for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in our hotels' markets includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect our hotels' occupancy, ADR and room revenue per available room ("RevPAR"), and thus our financial results. We may be required to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend has been disrupted as a result of COVID-19. In 2021 revenue increased each quarter as hotels reopened and restrictions were eased. We expect that our portfolio will return to more normal historical seasonality trends in 2022.
Regulations
Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as an owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur these costs even after we sell a property. In addition to the cleanup costs, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow using the property as collateral or to sell the property. Under environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment.
Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if they suffer injury from the asbestos. Lastly, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws requiring a business using chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and notify local officials that the chemicals are being used.
We could be responsible for any of the costs discussed above. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. Prior to closing a property acquisition, we obtain Phase I environmental site assessments ("ESAs"), in order to attempt to identify potential environmental concerns at the properties. These assessments are carried out in accordance with an appropriate level of due diligence and generally include a physical site inspection, a review of relevant federal, state and local environmental and health agency database records, one or more interviews with appropriate site-related personnel, review of the property's chain of title and review of historical aerial photographs and other information on past uses of the property. We may also conduct limited subsurface investigations and test for substances of concern where the results of the Phase I ESAs or other information indicates possible contamination or where our consultants recommend such procedures. However, these Phase I ESAs or other investigations may not reveal all environmental costs that might have a material adverse effect on our business, assets, results of operations or liquidity and may not identify all potential environmental liabilities.

We believe that our hotels comply, in all material respects, with all federal, state and local environmental ordinances and regulations regarding hazardous or toxic substances and other environmental matters, the violation of which could have a material adverse effect on us. We have not received written notice from any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental matters in connection with any of our properties.
Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in litigation, retrofit costs and imposition of fines or an award of damages to private litigants. Additionally, properties that we may acquire may not comply with the requirements of the ADA, and we endeavor to identify such noncompliance prior to our acquisition. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.
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
Human Capital
Our human capital management objectives are to attract, recruit, hire, develop and promote a highly talented, diverse workforce. We maintain strong corporate governance standards. We offer competitive compensation and benefits programs designed to create and maintain shareholder value and not encourage excessive risk-taking.
Inclusion, representation and diversity matter to us. We are committed to creating and maintaining a work environment of respect for all human beings regardless of race, gender identity, sexual orientation, accessibility needs, religion, political orientation, veteran status, and culture.
Creating a healthy environment for our employees is a top priority. We provide employees with standing desks, ergonomic desk chairs, a desk wellness series, and complimentary fitness center memberships. We are deeply committed to our community, through volunteering, donations, and sourcing locally, when available.
We currently employ 56 full-time employees. None of our employees is a member of a union. However, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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

Item 1A. Risk Factors.
The following summary and discussion sets forth some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section titled “Forward-Looking Statements”.
Summary of Risk Factors
Risks Related to Our Business and Properties
•Risks related to the potential loss of our executive officers
•Risks related to third-party management companies
•Risks related to the purchase or sale of hotel properties
•Risks related to financing and use of financial institutions
•Risks related to financial performance
•Risks related to restrictive covenants
•Risks related to highly competitive markets and regional downturns
•Risks related to our TRS lessee structure
•Risks related to joint ventures and franchise agreements
•Risks related to investment decisions
•Risks related to conflicts of interest
Risks Related to Debt and Financing
•Risks related to debt service obligations
•Risks related to our existing indebtedness
•Risks related to “cash trap” provisions
•Risks related to refinancing or defaulting on debt
•Risks related to acquiring outstanding debt
•Risks related to London Interbank Offered Rate ("LIBOR") and potential replacements
Risks Related to the Lodging Industry
•Risks related to COVID-19 and other viruses, diseases or future pandemics
•Risks related to hotel profitability
•Risks related to operations
•Risks related to competition for acquisitions
•Risks related to the seasonality and cyclical nature of the lodging industry
•Risks related to capital expenditure requirements
•Risks related to hotel and resort development
•Risks related to changing technology and its effects on the lodging industry and cyber-attacks
•Risks related to hotel personnel and unionization
•Risks related to terrorist attacks
•Risks related to climate change and other environmental factors and regulations
•Risks related to underinsurance or lack of insurance
•Risks related to unknown or contingent liabilities
•Risks related to compliance with federal law and other legislative changes
•Risks related to potential litigation

General Risks Related to the Real Estate Industry
•Risks related to illiquidity of real estate investments
•Risks related to changing tax regimes in states and localities in which we own property
•Risks related to liabilities under environmental laws
Risks Related to Our Organization and Structure
•Risks related to change of control
•Risks related to ownership limitations in our declaration of trust
•Risks related to actions against our trustees and officers
•Risks related to changes in major policies
•Risks related to further issuances of securities
•Risks related to future offerings of debt securities or preferred shares
•Risks related to the rights of holders of common shares or preferred shares
•Risks related to employment agreements with our executive officers
•Risks related to internal controls
U.S. Federal Income Tax Risk Factors
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
We depend on the efforts and expertise of our Chairman, President and Chief Executive Officer, and our other executive officers, to execute our business strategy. The loss of their services, and our inability to quickly identify and hire suitable replacements could adversely affect our business activities, including, without limitation, relationships with shareholders, lenders, management companies and other industry personnel.
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
Due to our exclusive focus on hotels and resorts, and our concentration in hotel investments primarily in major gateway urban and resort markets, a downturn in the lodging industry generally or regional downturns in the markets in which we operate would adversely affect our operations and financial condition.
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
To maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. As a result, our ability to retain earnings to fund acquisitions, redevelopment and development or other capital expenditures is and will continue to be limited. Although our business strategy contemplates future access to debt financing (in addition to our senior unsecured revolving credit facilities, senior notes and term loans) to fund acquisitions, redevelopment, development, return on investment initiatives and working capital requirements, there can be no assurance that we will be able to obtain such financing on favorable terms or at all. Events in financial markets have adversely impacted the credit markets, and they may do so in the future, and, as a result, credit can become significantly more expensive and difficult to obtain, if available at all. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, if at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates. If adverse conditions in the credit markets – in particular with respect to real estate or lodging industry finance – materially deteriorate, our business could be materially and adversely affected.
Our ability to make distributions to our shareholders is subject to fluctuations in our financial performance, operating results and capital improvements requirements.
To maintain our qualification as a REIT for U.S. federal income tax purposes, we are required to distribute at least 90 percent of our REIT taxable income (determined without regard to the deduction for dividends paid and excluding any net capital gains) each year to our shareholders and we generally expect to make distributions in excess of such amount. In the event of downturns in our operating results, unanticipated capital improvements to our hotel properties or other factors, we may be unable to declare or pay distributions to our shareholders or may pay such distributions in a combination of cash and our common shares. The timing and amount of distributions are in the sole discretion of our board of trustees which will consider, among other factors, our financial performance, any debt service obligations, any debt covenants and capital expenditure requirements. We cannot assure you that we will generate sufficient cash in order to fund distributions.
We may pay taxable distributions in cash and our common shares, in which case shareholders may sell their common shares to pay tax on such distributions, placing downward pressure on the market price of our common shares.
We may distribute taxable distributions that are payable in cash and common shares at the election of each shareholder. If we made a taxable distribution payable in cash and common shares, taxable shareholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, shareholders may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. shareholder sells the common shares that it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our common shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in common shares. If we made a taxable distribution payable in cash and our common shares and a significant number of our shareholders determine to sell our common shares in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our common shares.

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
Our existing mortgage loan agreements contain, and mortgage loan agreements we may enter into in the future may contain, “cash trap” provisions that could limit our ability to make distributions to our shareholders.
Our existing mortgage loan agreements contain, and mortgage loan agreements we may enter into in the future may contain, cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders. The cash trap provisions of both of our existing mortgage loan agreements were triggered prior to our assumption of the loans in connection with our acquisition of the related hotel properties in 2021.
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
Changes in the method of determining the LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial results.
As of December 31, 2021, all of the debt outstanding under our unsecured term loans and our senior unsecured revolving credit facilities was indexed to LIBOR. On March 5, 2021, both the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, and the ICE Benchmark Administration Limited (“IBA”), which is LIBOR’s administrator, announced that all LIBOR tenors will cease to be published or will no longer be representative after June 30, 2023. These announcements mean that any LIBOR-based borrowings that mature beyond June 30, 2023 need to be converted to alternative interest rates. In addition, based on guidance from U.S. banking regulators, U.S. financial institutions are not expected to enter into new U.S. Dollar LIBOR ("USD-LIBOR") contracts after December 31, 2021, which means that any of our new borrowings after December 31, 2021, will be done at alternative rates.
The Alternative Reference Rates Committee, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as the replacement for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available.
The transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative reference rate will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations or financial condition.

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
The COVID-19 pandemic and federal, state and local government responses and restrictions thereto have significantly disrupted, and are expected to continue to significantly disrupt, our business. As a result of this pandemic and subsequent government mandates and health official recommendations and restrictions, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have improved, they are still well below pre-pandemic levels, and there can be no assurance that our operations will continue to improve or that our operations will not deteriorate again in response to surges in the pandemic. Certain states and cities, including those where our hotels are located, have reacted to the pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. In response to the COVID-19 pandemic, we temporarily suspended operations at the vast majority of our hotels. However, by July 1, 2021, all of the hotels whose operations had been suspended due to the pandemic had been re-opened, with the exception of Hotel Vitale, whose operations remain suspended until the completion of its renovation and repositioning, which we expect to occur in the second quarter of 2022. The majority of our hotels are running in a more limited capacity as compared to pre-pandemic levels. Use of our cash during this period of lower demand and certain restrictive covenants of our credit agreements have reduced the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our shareholders. To preserve liquidity, we have worked with our operators to significantly reduce staffing and expenses at our hotels, reduced the quarterly cash dividend on our common shares to $0.01 per share and reduced planned capital expenditures. While we have taken steps to increase our cash position and preserve our financial flexibility, given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot assure you that these steps will prove to be sufficient or that our forecast or the assumptions we used to estimate our liquidity requirements will be correct.
We are unable to predict whether we will need again to suspend operations temporarily at any of our hotels as a result of the outbreak of new variants of COVID-19. Travel advisories and restrictions may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19. Furthermore, even in absence of such restrictions, travel demand may remain weak for a significant period of time as individuals or businesses may fear or restrict traveling. We are unable to predict if and when occupancy and the average daily rates at our hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19. Declines in demand trends, occupancy and the average daily rates at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.
We are subject to various financial covenants under our credit facilities, term loan facilities and senior notes. In December 2021, we completed amendments to the agreements governing our credit facilities, term loan facilities and senior notes, which, among other things, waived all of its financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023). Due to COVID-19’s negative impact on our operations throughout 2021, it is possible that we may not meet the terms of the financial covenants once they become effective in 2022. Our future liquidity will depend on the gradual return of leisure, business and group business, to our hotels and the stabilization of demand throughout our portfolio. If we are unable to satisfy the amended financial covenants following the end of the existing waiver period, the lenders of such debt may require us to repay the loans. Failure to meet any financial covenants of our debt would adversely affect our financial conditions and results from operations, and may raise doubt about our ability to continue as a going concern.
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
The performance of the lodging industry has historically been closely linked to the performance of the general economy and, specifically, growth in U.S. Gross Domestic Product ("GDP"). It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. GDP, risks affecting or reducing travel patterns (such as governmental restrictions on in-bound international travel), lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotel properties and therefore the net operating profits of our TRS lessees to whom we lease our hotel properties. Another domestic or global economic downturn may lead to a significant decline in demand for products and services provided by the lodging industry, lower occupancy levels and significantly reduced room rates.
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
Some of the hotel properties we acquire need renovations and capital improvements at the time of acquisition and all the hotel properties we have acquired and will acquire in the future will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors, if any, of our hotel properties also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, our lenders often require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:
•possible environmental problems;
•construction cost overruns and delays, including those caused by supply chain disruptions;
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
Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com, Booking.com and Priceline.com. As bookings through these intermediaries increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries attempt to offer hotel rooms as a commodity by increasing the importance of price and general quality indicators (such as “three-star downtown hotel”), at the expense of brand identification, quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. Additional sources of competition, such as alternative lodging marketplaces like Airbnb, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. If the amount of bookings made through Internet travel intermediaries or the use of alternative lodging marketplaces prove to be more significant than we expect, profitability may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
Our hotel managers and we rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
Our hotel managers and we rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and manage or support various business processes, including financial transactions and records, personal identifying information, reservations, billing and operating data. Our hotel managers and we purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Recently, several hotels and hotel management companies have been subject to successful cyber-attacks, including those seeking guest credit card information or impacting the ability of our hotel managers to operate. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, ransomware, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information or theft of corporate funds and expose us to claims by guests whose personal information is accessed. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, delay or disrupt our financial reporting, damage our reputation, subject us to liability claims or regulatory penalties and have a material adverse effect on our business, financial condition and results of operations.
Many of our hotel managers carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our third-party managers. Despite various precautionary steps to protect our hotels from losses resulting from cyber-attacks, any cyber-attack occurrence could still result in losses at our properties, which could affect our results of operations. We are not aware of any cyber incidents that we believe to be material or that could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party hotel managers are responsible for hiring and maintaining the labor force at our hotels. Although we do not directly employ or manage employees at our hotels, we are subject to risks associated with the employment of hotel personnel, particularly at those hotels with unionized labor. From time to time, strikes, lockouts, public demonstrations or other negative actions and publicity may disrupt hotel operations. In addition, we may be affected by shortages of qualified labor. If our managers cannot hire qualified labor for reasonable wages or at all, our indirect labor costs may rise and our hotel customers may not receive adequate service. We also may incur increased legal costs and indirect labor costs as a result of contract disputes or other events. The resolution of labor disputes or new or re-negotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. Furthermore, collective bargaining agreements, negotiated between the hotel managers and labor unions, may limit the ability of the hotel managers to reduce the size of hotel workforces during economic downturns. We cannot control negotiations between hotel managers and labor unions. In addition, we believe that unions are generally becoming more aggressive about organizing workers at hotels in certain locations. Potential labor activities at these hotels could significantly increase the administrative, labor and legal expenses of the third-party management companies operating these hotels and reduce our profits. The unionization of additional employees at our hotels or increased labor shortages could have a material adverse effect on our business, financial condition and results of operations.
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
We face risks associated with natural disasters and the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.
We are subject to the risks associated with the direct and indirect physical effects of climate change, which can include more frequent and more severe storms, hurricanes, flooding, droughts, wildfires and power outages, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our markets, particularly our coastal markets, could experience increases in storm frequency and intensity and rising sea levels interrupting our operations and causing damage to our hotels. As a result, we could become subject to significant losses and repair costs that may not be fully covered by insurance. Our markets in more remote locations may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or even making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks. A tightening of credit markets for, or a reduction in the availability of capital to, borrowers whose assets are in areas that are particularly adversely affected by the effects of climate change may reduce our ability to obtain financing on favorable terms, or at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates, which could have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
We are subject to operational risks associated with complying with increased environmental-related regulations, aligning with investor requirements concerning environmental issues and meeting shifting consumer preferences with regard to the environment. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations mandating energy efficiency standards, the usage of sustainable energy sources and updated equipment specifications, which may require additional capital investments or increased operating costs. Climate change may also affect our business by causing a shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.
There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.

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
Our hotel properties are subject to various federal, state and local environmental laws. Under these laws, courts and government agencies have the authority to require us, as an owner of a contaminated property, to clean up the property, even if we did not know of or were not responsible for the contamination. These laws also apply to persons who owned a property at the time it became contaminated, and therefore it is possible we could incur cleanup costs even after we sell some of the properties we acquire. In addition to cleanup costs, environmental contamination can affect the value of a property and, therefore, an owner's ability to borrow funds using the property as collateral or to sell the property. Under environmental laws, courts and government agencies also have the authority to require that a person who sent waste to a waste disposal facility, such as a landfill or an incinerator, pay for the clean-up of that facility if it becomes contaminated and threatens human health or the environment. A person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property.
Furthermore, various court decisions have established that third parties may recover damages for injury caused by property contamination. For instance, a person exposed to asbestos while staying in a hotel may seek to recover damages if they suffer injury from the asbestos. Also, some of these environmental laws restrict the use of a property or place conditions on various activities. An example would be laws requiring a business to use chemicals (such as swimming pool chemicals at a hotel property) to manage them carefully and notify local officials that the chemicals are being used.
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
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor mold exposure has been increasing as exposure to mold may cause various adverse health effects and symptoms, including allergic or other reactions. Some of our properties may contain microbial matter such as mold and mildew. The presence of significant mold at any of our hotel properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. The presence of significant mold could expose us to liability from hotel guests, hotel employees and others if property damage or health concerns arise.
Compliance with the Americans with Disabilities Act could require us to incur substantial costs.
Under the ADA, all public accommodations must meet various federal requirements related to access and use by disabled persons. While we believe that our hotels substantially comply with these requirements, a determination to the contrary could require removal of access barriers and non-compliance could result in litigation costs, costs to remediate deficiencies, U.S. government fines or damages to private litigants.
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
 As owners of hotel properties, we face potential claims, litigation and threatened litigation from guests, visitors to our properties, contractors, sub-contractors and others. These claims and proceedings are inherently uncertain and their costs and outcomes cannot be predicted with certainty. Regardless of their outcomes, such claims and legal proceedings can adversely impact us because of the legal and other costs, diversion of management time and resources and other factors. Although our hotel management companies and we maintain insurance covering some of these matters, it is possible that one or more claims, suits or proceedings may not be covered by insurance and could result in substantial costs, judgments, fines and penalties that could adversely affect our business, consolidated financial position, results of operations or cash flows.
A delay in approving a budget and/or continuing appropriation legislation to fund the operations of the federal government, failure to raise the borrowing limit for the federal government, and other legislative changes and governmental disruptions could affect travel directly and indirectly and may thereby negatively impact our revenues and cash available for distributions.
The delay in approving a budget and continuing appropriation legislation to fund the federal government's operations caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013 and for an even longer period of time beginning in the fourth quarter of 2018. In April 2013, the Federal Aviation Administration announced the implementation of furloughs of air traffic controllers, resulting in flight delays throughout the United States until the U.S. Congress passed a bill suspending such furloughs. There can be no assurance that similar action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur again in future periods, resulting in difficulties and discouraging travel or meetings and conferences. The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the future. Such impacts could have a material adverse impact on our consolidated financial statements.
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
We have acquired hotels, and may acquire additional hotels in the future, subject to ground leases or other leasehold interests. Sales of property subject to such leases may require the lessors' consent. This consent requirement may make selling or financing the hotels more difficult or expensive subject to ground leases or other leasehold interests.
We may decide to sell hotel properties in the future. We cannot predict whether we will be able to sell any hotel property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and close a hotel property sale.
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
Environmental laws also impose ongoing compliance requirements on owners and operators of real property. Environmental laws potentially affecting us address a wide variety of matters, including, but not limited to, asbestos-containing building materials ("ACBMs"), storage tanks, storm water and wastewater discharges, lead-based paint, mold/mildew and hazardous wastes. Failure to comply with these laws could result in fines and penalties and/or expose us to third-party liability. Some of our properties may have conditions that are subject to these requirements, and we could be liable for such fines or penalties and/or liable to third parties.
Certain hotel properties we own or may own in the future may contain, or may have contained, ACBMs. Environmental laws require that ACBMs be properly managed and maintained and may impose fines and penalties on building owners and operators for failure to comply with these requirements. Also, certain properties may be adjacent or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. These operations create a potential for the release of petroleum products or other hazardous or toxic substances. Third parties may be permitted by law to seek recovery from owners or operators for property damage and/or personal injury associated with exposure to contaminants, including, but not limited to, petroleum products, hazardous or toxic substances and asbestos fibers.

We have obtained Phase I ESAs on our hotel properties and expect to do so for hotel properties we acquire in the future. ESAs are intended to evaluate information regarding the environmental condition of the surveyed property and surrounding properties based generally on visual observations, interviews and certain publicly available databases. These assessments do not typically take into account all environmental issues including, but not limited to, testing of soil or groundwater or the possible presence of asbestos, lead-based paint, radon, wetlands or mold. As a result, these assessments may fail to reveal all environmental conditions, liabilities or compliance concerns. Material environmental conditions, liabilities or compliance concerns may arise after the ESAs and future laws, ordinances or regulations may impose material additional environmental liability. We cannot assure you that costs of future environmental compliance will not affect our ability to make distributions to our shareholders or that such costs or other remedial measures will not be material to us.
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
Our declaration of trust authorizes us to indemnify our trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each trustee or officer, to the maximum extent permitted by Maryland law, in defense of any proceeding to which they are made, or threatened to be made, a party by reason of their service to us. In addition, we have entered into indemnification agreements with our officers and trustees and we may be obligated to fund the defense costs incurred by our trustees and officers. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies.
Our declaration of trust contains provisions that make removal of our trustees difficult, making it difficult for our shareholders to effect changes to our management.
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
We have issued eight series of preferred shares, of which we have repurchased four and four remain outstanding, and three series of senior unsecured notes. In the future, we may increase our capital resources by making debt or equity securities offerings, including senior or subordinated notes, additional series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt, if issued, have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2021, 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”), 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”), 9,200,000 shares of our 6.375% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) and 10,000,000 shares of our 5.70% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $740.0 million as of December 31, 2021, and aggregate annual dividends on our outstanding preferred shares of approximately $45.4 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of the Series E Preferred Shares, the Series F Preferred Shares, the Series G Preferred Shares and the Series H Preferred Shares, may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the “NYSE”), the NYSE American LLC or Nasdaq or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American LLC or Nasdaq, holders of Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares or Series H Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series E Preferred Shares will be limited to a maximum number of our common shares equal to 1.9372 multiplied by the number of Series E Preferred Shares converted, holders of Series F Preferred Shares will be limited to a maximum number of our common shares equal to 2.0649 multiplied by the number of Series F Preferred Shares converted, holders of Series G Preferred Shares will be limited to a maximum number of our common shares equal to 2.1231 multiplied by the number of Series G Preferred Shares converted and holders of Series H Preferred Shares will be limited to a maximum number of our common shares equal to 2.2311 multiplied by the number of Series H Preferred Shares converted. In addition, those features of the Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares and Series H Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares or Series H Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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
Our REIT taxable income may substantially exceed our net income as determined based on U.S. generally accepted accounting principles ("U.S. GAAP"), because, for example, realized capital losses will be deducted in determining our U.S. GAAP net income, but may not be deductible in computing our REIT taxable income. Differences in timing between the recognition of income and the related cash receipts or the effect of required debt amortization payments could require us to borrow or raise capital on terms or sell properties at prices or at times that we regard as unfavorable in order to distribute enough of our REIT taxable income to satisfy the distribution requirement and to avoid corporate income tax and the 4 percent nondeductible excise tax in a particular year.
We may pay taxable dividends partly in shares and partly in cash, in which case shareholders may sell our shares to pay tax on such dividends, placing downward pressure on the market price of our shares.
We may pay taxable dividends partly in shares and partly in cash. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20 percent of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). Pursuant to recently released IRS guidance, this threshold is reduced from 20 percent to 10 percent for distributions declared by a publicly offered REIT on or after November 1, 2021 and on or before June 30, 2022. Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
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
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20 percent. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20 percent of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6 percent on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
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
Our Operating Partnership owns 100 percent of the common shares of our subsidiary REITs that have elected to be taxed as REITs under the U.S. federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If either of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made “protective” TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such “protective” elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the “protective” TRS elections were to be effective in the event of the failure of our subsidiary REITs to maintain their qualifications as REITs, such subsidiary REITs would be subject to U.S. federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 20 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
A REIT’s net income from prohibited transactions is subject to a 100 percent tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce the tax benefits of our REIT structure compared to non-REIT corporations, reduce our operating flexibility and reduce the market price of our shares.
At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law, or the long-term effect of any future law changes on REITs and their shareholders generally. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease office space to use as our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814. We lease office space that was formerly used as our headquarters at 7550 Wisconsin Avenue, 10th Floor, Bethesda, Maryland 20814.
As of December 31, 2021, we owned 53 hotels with a total of 13,247 guest rooms, all of which are consolidated in our financial statements. The following table sets forth certain information about our hotels.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115
5.	Grafton on Sunset		November 30, 2018	West Hollywood, CA	108
6.	Le Parc Suite Hotel		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236

	Property		Date Acquired	Location	Number of Guest Rooms
8.	Montrose West Hollywood		November 30, 2018	West Hollywood, CA	133
9.	Le Méridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14.	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
15.	Solamar Hotel		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Estancia La Jolla Hotel & Spa	(1) (4)	December 1, 2021	La Jolla, CA	210
18.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
19.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
20.	Hotel Spero		November 30, 2018	San Francisco, CA	236
21.	Hotel Vitale	(1)	November 30, 2018	San Francisco, CA	200
22.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
23.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
24.	Hotel Zeppelin San Francisco	(1)	May 22, 2014	San Francisco, CA	196
25.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
26.	Hotel Zoe Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
27.	The Marker San Francisco		November 30, 2018	San Francisco, CA	208
28.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
29.	George Hotel		November 30, 2018	Washington, DC	139
30.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
31.	Hotel Zena Washington DC		November 30, 2018	Washington, DC	191
32.	Viceroy Washington DC		November 30, 2018	Washington, DC	178
33.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	293
34.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
35.	Hotel Colonnade Coral Gables, Autograph Collection		November 12, 2014	Miami, FL	157
36.	Margaritaville Hollywood Beach Resort	(1) (4)	September 23, 2021	Hollywood, FL	369
37.	LaPlaya Beach Resort & Club		May 21, 2015	Naples, FL	189
38.	Jekyll Island Club Resort	(1)	July 22, 2021	Jekyll Island, GA	200
39.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
40.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
41.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
42.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
43.	The Liberty, a Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
44.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
45.	W Boston		June 8, 2011	Boston, MA	238
46.	Hotel Vintage Portland		July 9, 2012	Portland, OR	117
47.	The Heathman Hotel		November 30, 2018	Portland, OR	151
48.	The Hotel Zags		August 28, 2013	Portland, OR	174
49.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
50.	Sofitel Philadelphia at Rittenhouse Square		December 3, 2010	Philadelphia, PA	306
51.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
52.	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
53.	Skamania Lodge		November 3, 2010	Stevenson, WA	260
	Total number of guest rooms				13,247
______________________
(1)    This property is subject to a long-term ground, air rights or hotel lease.
(2)    The restaurant facility at this property is subject to a ground lease.
(3)    We own a 99.99% controlling interest in this property.
(4)    This property is subject to mortgage debt.

Hotel Managers and Hotel Management Agreements
We are a party to hotel management agreements with Access Hotels and Resorts, AccorHotels, Benchmark Hotels and Resorts, Davidson Hospitality Group, HEI Hotels and Resorts, Highgate, Hyatt, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, Provenance Hotels, Sage Hospitality, sbe Hotel Group, SH Hotels & Resorts, Springboard Hospitality and Viceroy Hotel Group.
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
•Working Capital.  Our management agreements typically require us to maintain working capital for a hotel and to fund the cost of supplies such as linens and other similar items. We are also responsible for providing funds to meet the cash needs for the hotel operations if the funds available from the hotel operations are insufficient to meet the financial requirements of the hotel.
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
Franchise and Sub-License Agreements
We have franchise and sub-license agreements for certain of our hotels. Pursuant to these agreements, we pay franchise or sub-license fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise or sub-license fees for room revenues are approximately 1% to 5% of gross room revenues. Some of these agreements provide us with termination rights. The agreements for the respective hotels expire as follows:

Property	Expiration Date
Embassy Suites San Diego Bay - Downtown	January 2028
Margaritaville Hollywood Beach Resort	July 2028
Le Méridien Delfina Santa Monica	September 2033
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Chicago Downtown, Autograph Collection	February 2034
The Liberty, a Luxury Collection Hotel, Boston	January 2036
Hotel Colonnade Coral Gables, Autograph Collection	April 2039
Hilton San Diego Gaslamp Quarter	June 2041
Paradise Point Resort & Spa	15th anniversary after hotel is re-branded as a Margaritaville
Solamar Hotel	15th anniversary after hotel is re-branded as a Margaritaville
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
Shareholder Information
On February 18, 2022, there were 84 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2016, to the NYSE closing price per share on December 31, 2021, with the cumulative total return on the Russell 2000 Index (the “Russell 2000”) and the FTSE Nareit Equity REITs Index (the “FTSE Nareit Equity REITs”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2016 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 and (iii) the FTSE Nareit Equity REITs. The total return values do not include any dividends declared, but not paid, during the period.

$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
Total Return
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Pebblebrook Hotel Trust
Russell 2000
FTSE Nareit Equity REITs

The actual returns shown on the graph above are as follows:

	Value of Initial Investment at December 31,
Name	2016	2017	2018	2019	2020	2021
Pebblebrook Hotel Trust	$100.00	$130.72	$103.92	$103.81	$73.02	$87.03
Russell 2000	$100.00	$114.63	$101.99	$127.98	$153.49	$176.18
FTSE Nareit Equity REITs	$100.00	$108.67	$104.25	$134.12	$127.31	$179.85

Distributions
Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary income. Distributions in excess of current and accumulated earnings and profits generally will be treated as a nontaxable reduction of the shareholder's basis in their shares, to the extent thereof, and thereafter as a taxable capital gain. Distributions that are treated as a reduction of the shareholder's basis in their shares will increase the amount of gain, or reduce the amount of loss, recognized upon the sale of their shares.
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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2021. See Note 8, Share-Based Compensation Plan, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,809,516
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,809,516
During the year ended December 31, 2021, certain of our employees chose to have us acquire from such employees an aggregate of 38,310 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $18.80 per share.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2021 - October 31, 2021	—	$—	—	$—
November 1, 2021 - November 30, 2021	—	$—	—	$—
December 1, 2021 - December 31, 2021	—	$—	—	$—
Total	—	$—	—	$56,600,000
______________________
(1)    Amounts in this column represent common shares sold to the Company as payment of tax withholding due upon vesting of equity awards.
(2)    On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2021, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing our existing indebtedness prohibit us from repurchasing common shares until we have certified compliance with certain financial covenants through June 30, 2022.
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
Item 6.  [Reserved]

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
Overview
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, we implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of our hotels and resorts in 2020. In addition, to improve liquidity, we raised capital by issuing convertible notes and additional preferred shares as summarized below. As demand improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, we gradually reopened our hotels and resorts. As of December 31, 2021, all of our hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the completion of its renovations and repositioning, which we expect to occur in the second quarter of 2022.
The COVID-19 pandemic had a significant negative impact on our operations and financial results throughout 2021. Although results improved relative to 2020, we cannot estimate with certainty when travel demand will fully recover. However, we anticipate further recovery in 2022. Leisure travel in 2021 exceeded expectations, particularly at our warmer-weather and resort properties and we expect this trend to continue in 2022. However, business travel continues to be substantially lower.
During 2021, we amended the agreements governing our existing credit facilities, term loan facilities and unsecured senior notes to, among other changes:
•waive quarterly financial covenants until the second quarter of 2022, with substantially less-restrictive covenants through the end of the first quarter of 2023;
•extend or provide the option for us to extend more than $1.0 billion of debt maturities including our revolving credit facility;
•increase pricing until the end of the covenant waiver period; and
•impose certain restrictions during the covenant waiver period on share repurchases, dividends, capital improvements, and hotel property acquisitions.
Based on the amendments to our credit agreements, actions noted above, and assumptions regarding the recovery of demand, we believe we have sufficient liquidity to meet our obligations for the next 12 months. For further discussion on our liquidity, see Liquidity and Capital Resources included in Part II, Item 7 of this Annual Report on Form 10-K.
During the year ended December 31, 2021, other significant transactions included:
•On February 9, 2021, we issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020.
•On April 1, 2021, we sold the Sir Francis Drake for $157.6 million.
•On May 13, 2021, we raised $222.6 million of net proceeds from the issuance of 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares.
•On June 10, 2021, we sold The Roger New York for $19.0 million.
•On July 22, 2021, we acquired the leasehold interest in Jekyll Island Club Resort for $94.0 million.
•On July 27, 2021, we raised $242.1 million of net proceeds from the issuance of 10,000,000 5.70% Series H Cumulative Redeemable Preferred Shares.
•On August 21, 2021, we redeemed all outstanding 6.375% Series D Cumulative Redeemable Preferred Shares.
•On August 22, 2021, we redeemed all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares.
•On September 9, 2021, we sold Villa Florence San Francisco on Union Square for $87.5 million.
•On September 23, 2021, we acquired the leasehold interest in Margaritaville Hollywood Beach Resort for $270.0 million, including the assumption of a $161.5 million mortgage loan.

•On October 20, 2021, we acquired Avalon Bed & Breakfast and Duval Gardens for $20.0 million, with both properties consolidating into our Southernmost Beach Resort.
•On December 1, 2021, we acquired the leasehold interest in Estancia La Jolla Hotel & Spa for $108.0 million, including the assumption of a $61.7 million mortgage loan.
•We repaid $431.9 million of debt, consisting of $341.9 million of term loans, $50.0 million of senior unsecured notes and $40.0 million on the senior unsecured credit facility.
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
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See Non-GAAP Financial Measures for further discussion of FFO, EBITDA and EBIDTAre.
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2021 and 2020:

	For the year ended December 31,
	2021	2020

Same-Property Occupancy	40.4%	26.5%
Same-Property ADR	$257.86	$233.25
Same-Property RevPAR	$104.12	$61.72
Same-Property Total RevPAR	$157.69	$95.15
While the operations of many of our hotels were temporarily suspended beginning in March 2020, the above table of hotel operating statistics includes information from all hotels owned as of December 31, 2021 except for the following: Hotel Zena Washington DC for the first and second quarters of 2021 and 2020, as it was closed for renovation during the first and second quarters of 2020; Hotel Vitale for the third and fourth quarters of 2021 and 2020, as it was closed for renovation during the third and fourth quarters of 2021; Jekyll Island Club Resort for the first and second quarters of 2021 and 2020; Margaritaville Hollywood Beach Resort for the first, second and third quarters of 2021 and 2020; Southernmost Beach Resort's 31 additional rooms following the acquisition of Avalon Bed & Breakfast and Duval Gardens for the first, second and third quarters of 2021 and 2020; and Estancia La Jolla Hotel & Spa for all of 2021 and 2020. Also included in the above table is information for Sir Francis Drake and The Roger New York for the first quarter of 2021 and 2020 as well as Villa Florence San Francisco on Union Square for the first and second quarters of 2021 and 2020.
Results of Operations
This section includes comparisons of certain 2021 financial information to the same information for 2020. Year-to-year comparisons of the 2020 financial information to the same information for 2019 are contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 23, 2021.

At December 31, 2021 and 2020, we had 53 wholly-owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through the dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable. The properties listed below are hereinafter referred to collectively as "non-comparable properties" for the years ended December 31, 2021 and 2020. All other properties are referred to collectively as "comparable properties":

Property	Location	Disposition Date
InterContinental Buckhead Atlanta	Buckhead, GA	March 6, 2020
Sofitel Washington DC Lafayette Square	Washington, D.C.	March 6, 2020
Union Station Hotel Nashville, Autograph Collection	Nashville, TN	July 29, 2020
Sir Francis Drake	San Francisco, CA	April 1, 2021
The Roger New York	New York, NY	June 10, 2021
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021

Property	Location	Acquisition Date
Jekyll Island Club Resort	Jekyll Island, GA	July 22, 2021
Margaritaville Hollywood Beach Resort	Hollywood, FL	September 23, 2021
Estancia La Jolla Hotel & Spa	La Jolla, CA	December 1, 2021
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
Revenues — Total revenues increased by $290.2 million, of which $2.9 million was due to the non-comparable properties and the remaining increase was attributable to the comparable properties as a result of an increase in demand from a rebound in leisure travel and easing of governmental restrictions throughout 2021.
Hotel operating expenses — Total hotel operating expenses increased by $117.2 million, primarily due to resuming operations at the comparable properties and returning demand.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $2.7 million primarily due to a decline in property taxes as a result of successful appeals. The decrease was partially offset by an increase in ground rent on ground leases that have percentage rent and the acquisition of three properties subject to ground leases.
General and administrative — General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses. General and administrative expenses decreased by $7.0 million primarily due to a decrease in share-based compensation costs relating to the cancellation of the retention LTIP unit awards and time-based service condition awards in 2020.
Transaction costs — Transaction costs incurred during 2020 were the result of additional transfer taxes paid in connection with the LaSalle merger. Transactions costs incurred during 2021 were immaterial.
Impairment loss — We recognized an impairment loss of $14.9 million in 2021 related to one hotel and an impairment loss of $74.6 million in 2020 related to two hotels and the retail component of a hotel.
(Gain) loss on sale of hotel properties — We recognized a net gain on sale of $64.7 million in 2021 primarily due to the sale of Sir Francis Drake and a net gain on sale of $117.4 million in 2020 primarily due to the sale of InterContinental Buckhead Atlanta.
Other operating expenses — Other operating expenses decreased by $2.5 million primarily due to reductions in pre-opening, hotel management transition and franchise tax expenses.
Interest expense — Interest expense decreased by $7.5 million primarily due to decreased borrowings, as certain term loans, senior unsecured notes and amounts under our senior unsecured credit facility were paid down in 2021. This was partially offset by increased interest on the convertible senior notes and amortization and write-off of deferred financing fees as a result of the partial repayment of certain of the term loans during 2021.
Income tax (expense) benefit — Income tax (expense) benefit was a benefit of $3.7 million in 2020 primarily due to the deferred tax asset recognized in 2020 on the taxable REIT subsidiary's estimated loss. In 2021, we recognized a valuation allowance offsetting the deferred tax asset on the current year taxable REIT subsidiary's loss due to the uncertainty of utilizing the deferred tax asset in the future.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Net income (loss)	$(186,372)	$(392,593)	$115,725
Adjustments:
Real estate depreciation and amortization	223,813	224,124	234,591
(Gain) loss on sale of hotel properties	(64,729)	(117,401)	(2,819)
Impairment loss	14,856	74,556	—
FFO	$(12,432)	$(211,314)	$347,497
Distribution to preferred shareholders	(42,105)	(32,556)	(32,556)
Issuance costs of redeemed preferred shares	(8,055)	—	—
FFO available to common share and unit holders	$(62,592)	$(243,870)	$314,941
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

The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Net income (loss)	$(186,372)	$(392,593)	$115,725
Adjustments:
Interest expense	96,633	104,098	108,474
Income tax expense (benefit)	61	(3,697)	5,172
Depreciation and amortization	224,251	224,560	234,880
EBITDA	$134,573	$(67,632)	$464,251
(Gain) loss on sale of hotel properties	(64,729)	(117,401)	(2,819)
Impairment loss	14,856	74,556	—
EBITDAre	$84,700	$(110,477)	$461,432
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

New Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash before January 1, 2023) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $730.1 million as of December 31, 2021, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of December 31, 2021 we had no off-balance sheet arrangements.
In order to maintain our qualification as a REIT, we must pay dividends to our shareholders of at least 90% of our taxable income. As a result of this requirement, we cannot rely on retained earnings to fund long-term liquidity requirements such as hotel property acquisitions, redevelopements and repayments of long-term debt. As such, we expect to continue to raise capital through equity and debt offerings to fund our growth.
For a discussion on the impact of COVID-19 on our liquidity, see Overview.
Our material cash requirements include the following contractual and other obligations.
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.5 billion as of December 31, 2021, as summarized below.

December 31, 2021
(in thousands)
Revolving credit facilities	$—
Term loans	1,433,068
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	222,873
Total debt at face value	$2,455,941
For further discussion on the components of our debt, see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of December 31, 2021 will be $2.7 billion through their maturity, with $136.8 million payable before January 1, 2023. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, or refinance with long term debt.
In February 2021 and December 2021, we amended the agreements governing our existing credit facilities, term loan facilities and senior notes to, among other things, waive financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), extend certain debt maturity dates and increase the interest rate spread. For a further discussion of these amendments, see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender.

The mortgage loans associated with Margaritaville Hollywood Beach Resort and Estancia La Jolla Hotel & Spa both triggered the cash trap provisions prior to our acquisition of those hotel properties, and therefore cash from hotel operations is being held by the lender in the cash management accounts and reflected as restricted cash in our consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off. These loans may remain subject to cash trap provisions for a substantial period of time which could limit our liquidity and ability to pay dividends or reduce debt balances. We expect that we will exceed the thresholds necessary to exit the cash trap provisions of these agreements in 2022.
Hotel, ground and finance lease obligations
Our properties that are subject to hotel, ground or finance leases, as noted in Note 11, Commitment and Contingencies, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases.
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of December 31, 2021, with $20.4 million payable within the next 12 months.
Purchase commitments
As of December 31, 2021, we had $7.3 million of outstanding purchase commitments, all of which will be paid within the next 12 months. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends
We expect to pay aggregate annual dividends of approximately $45.4 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares within the next 12 months and in future years until the shares are redeemed. For further discussion on our preferred shares, see Note 7, Equity, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating activities. Our net cash provided by (used in) operating activities was $70.8 million for the year ended December 31, 2021 and $(201.8) million for the year ended December 31, 2020. Fluctuations in our net cash provided by or (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by (used in) operations in 2021 as compared to 2020 is due to the resumption of operations at our hotels, as we temporarily suspended operations at 47 of our hotels and resorts in 2020.
Investing Activities. Our net cash provided by (used in) investing activities was $(81.6) million for the year ended December 31, 2021 and $250.1 million for the year ended December 31, 2020. Fluctuations in our net cash provided by or (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the year ended December 31, 2021, we invested $83.8 million in improvements to our hotel properties, received $255.9 million from the sales of three hotel properties and purchased three hotel properties using cash of $253.5 million.
•During the year ended December 31, 2020, we invested $125.0 million in improvements to our hotel properties and received $375.1 million from the sales of three hotel properties.
Financing Activities. Our net cash provided by (used in) financing activities was $(33.3) million for the year ended December 31, 2021 and $31.1 million for the year ended December 31, 2020. Fluctuations in our net cash provided by or (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the year ended December 31, 2021, we received gross proceeds of $480.0 million from the issuance of our Series G and Series H Preferred Shares, which was partially offset by the payment $15.9 million in offering costs; received proceeds from the issuance of convertible notes and other debt of $268.6 million; repaid $392.2 million in other debt and $40.0 million of revolving credit facilities borrowings; used $250.0 million to redeem all our Series C and Series D Preferred Shares; paid $44.7 million in preferred and common distributions; purchased $21.0 million in Capped Call Transactions; and paid $14.5 million in financing fees.

•During the year ended December 31, 2020, we borrowed $760.1 million under the revolving credit facilities and $513.0 million in other debt; repaid $885.1 million of revolving credit facilities borrowings and $213.0 million in other debt; paid $86.5 million in preferred and common distributions; purchased $38.3 million in Capped Call Transactions; and paid $16.4 million in financing fees.
Capital Investments
We maintain and intend to continue maintaining all of our hotels in good repair and condition, in conformity with applicable laws and regulations, in accordance with franchisor standards when applicable and in accordance with agreed-upon requirements in our management agreements. Routine capital investments will be administered by the hotel management companies. However, we maintain approval rights over the capital investments as part of the annual budget process and as otherwise required from time to time.
Certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if any, to complete a property improvement plan (“PIP”) in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility or proceeds from new debt or equity offerings.
For the year ended December 31, 2021, we invested $83.8 million in capital investments to reposition and improve our properties, primarily the renovations of Hotel Vitale, Southernmost Beach Resort and L'Auberge Del Mar.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest an additional $100.0 million to $120.0 million in capital investments in 2022, which includes normal hotel capital refurbishments, return of investment projects and major capital projects.
In 2022 we intend to complete or commence the following capital projects:
•$40.0 million redevelopment of Paradise Point Resort & Spa into Paradise Point, a Margaritaville Island Resort San Diego, which will commence upon the approval of governmental authorities;
•$28.0 million transformation of Hotel Vitale into 1 Hotel San Francisco, which commenced in 2021 and is expected to reopen in the second quarter of 2022;
•$20.0 million to $22.0 million renovation of Hilton San Diego Gaslamp Quarter, which will commence in 2022 and is expected to be completed in the first quarter of 2023;
•$20.0 million to $22.0 million renovation of Jekyll Island Club Resort, which will commence in 2022 and is expected to be completed in the third quarter of 2023;
•$20.0 million redevelopment of Solamar Hotel into Margaritaville Hotel San Diego Gaslamp Quarter, which will commence in 2022 and is expected to be completed in the first quarter of 2023; and
•$18.0 million to $21.0 million renovation of Estancia La Jolla Hotel & Spa, which will commence in 2022 and is expected to be completed in 2024.
Common Share Repurchase Program and ATM Program
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the year ended December 31, 2021. As of December 31, 2021, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing our existing indebtedness prohibit us from repurchasing common shares until we have certified compliance with certain financial covenants through June 30, 2022.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the year ended December 31, 2021. As of December 31, 2021, $200.0 million of common shares remained available for issuance under the ATM program.

Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
For discussion on the seasonality of our hotels' operations, see Part I, Item 1 of this Annual Report on Form 10-K.
Derivative Instruments
In the normal course of business, we are exposed to the effects of interest rate changes. We may enter into derivative instruments including interest rate swaps, caps and collars to manage or hedge interest rate risk. Derivative instruments are subject to fair value reporting at each reporting date and the increase or decrease in fair value is recorded in net income (loss) or accumulated other comprehensive income (loss), based on the applicable hedge accounting guidance. Derivatives expose the Company to credit risk in the event of non-performance by the counter parties under the terms of the interest rate hedge agreements. We believe we minimize the credit risk by transacting with major credit-worthy financial institutions.
As of December 31, 2021, we have interest rate swap agreements with an aggregate notional amount of $1.3 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The table below provides information about financial instruments that are sensitive to changes in interest rates, including senior notes, term loans, mortgage loans and credit facilities. For debt obligations, the table presents scheduled maturities, including annual amortization of principal, and related weighted-average interest rates for the debt maturing in each specified period (dollars in thousands).

	2022	2023	2024	2025	2026	Thereafter	Total
Liabilities
Fixed rate debt (1)	$1,887	$49,588	$2,084	$4,602	$752,318	$50,894	$861,373
Average interest rate	5.07%	4.71%	5.07%	5.00%	1.76%	5.07%	2.16%
Variable rate debt (1)	$60,237	$588,831	$945,500	$—	$—	$—	$1,594,568
Average interest rate	2.52%	3.37%	2.85%	—%	—%	—%	3.03%
Total	$62,124	$638,419	$947,584	$4,602	$752,318	$50,894	$2,455,941
______________________
(1)    Scheduled maturities assume we exercise all extension options available in our debt agreements. For a discussion of our debt, see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
This table reflects indebtedness outstanding as of December 31, 2021 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2021, the estimated fair value of our fixed rate debt was $747.8 million.
As of December 31, 2021, $274.6 million of the Company's aggregate indebtedness (11.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.3 million, respectively.
Item 8. Financial Statements and Supplementary Data.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
We acquired Jekyll Island Club Resort on July 22, 2021, Margaritaville Hollywood Beach Resort on September 23, 2021 and Estancia La Jolla Hotel & Spa on December 1, 2021 and have excluded the hotel operations of these properties from our assessment of effectiveness of internal control over financial reporting as of December 31, 2021. Total assets and revenues for these hotels of $7.8 million and $35.5 million, respectively, for the year ended December 31, 2021 have been excluded from our assessment.
KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2022 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
    Included herein on pages F-1 through F-35.
2. Financial Statement Schedules
The following financial statement schedule is included herein on pages F-36 through F-39.
Schedule III--Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.
3. Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Declaration of Trust, as amended and supplemented through July 23, 2021, of Pebblebrook Hotel Trust (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021 (File No. 001-34571)).
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

3.8	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
4.1†	Description of the Registrant's Securities.
4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
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

10.4*	Amendment No. 3 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective May 19, 2021 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on May 21, 2021 (File No. 001‑34571)).
10.5*
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

10.8*
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

10.10*	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).
10.11*
Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

10.12
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

10.13	First Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).

10.14	Second Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.15	Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, entered into as of December 10, 2020 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.16	Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.17	Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.18	Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto, entered into as of December 9, 2021 (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.19	Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, PNC Bank, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.25 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.20	First Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.21	Second Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, entered into as of December 10, 2020 (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.22	Third Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.23	Fourth Amendment to Amended and Restated Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, U.S. Bank National Association, as administrative agent, and the other lenders party thereto, entered into as of December 9, 2021 (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.24	Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.24 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.25
First Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001‑34571)).

10.26	Second Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, entered into as of December 10, 2020 (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.27	Third Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.28	Fourth Amendment to Credit Agreement, dated as of October 13, 2017, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Capital One, National Association, as administrative agent, and the other lenders party thereto, entered into as of December 9, 2021 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.29	Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.33 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 22, 2016 (File No. 001-34571)).

10.30	First Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of October 13, 2017 (incorporated by reference to Exhibit 10.27 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.31	Second Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.32	Third Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of December 10, 2020 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.33	Fourth Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.34	Fifth Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.35*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.36*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.37*	Form of LTIP Class B Unit Vesting Agreement – retention award (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.38	Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.34 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on March 1, 2019 (File No. 001-34571)).
10.39	First Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.40	Second Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, entered into as of December 10, 2020 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.41	Third Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.42	Fourth Amendment to Credit Agreement, dated as of October 31, 2018, among Pebblebrook Hotel L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent, and the other lenders party thereto, entered into as of December 9, 2021 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.43	Loan Agreement, dated as of May 8, 2019, among JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, and MVHF, LLC (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 29, 2021 (File No. 001-34571)).
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
______________________
*    Management agreement or compensatory plan or arrangement
†    Filed herewith.
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

PEBBLEBROOK HOTEL TRUST

Date:	February 22, 2022	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 22, 2022
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 22, 2022
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 22, 2022
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 22, 2022
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 22, 2022
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 22, 2022
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 22, 2022
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 22, 2022
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2021 due to the adoption of ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).
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

The assessment of hotel properties for impairment
As discussed in Note 2 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. For hotel properties that have an indication that its carrying value may not be recoverable, an undiscounted cash flow analysis is prepared using various inputs and assumptions, including estimated holding period and expected terminal capitalization rate. The novel coronavirus (COVID-19) has reduced travel significantly and adversely affected the hospitality industry and resulted in recoverability analyses being performed on all of the Company’s hotel properties. In addition, COVID-19 has increased uncertainty in future cash flow projections and hold periods. Investment in hotel properties was $6.1 billion, or 97% of total assets as of December 31, 2021.
We identified the assessment of hotel properties for impairment as a critical audit matter. Significant auditor judgment was required to evaluate certain key assumptions, specifically, the judgments related to the Company’s estimated holding period, expected terminal capitalization rate, and projected undiscounted cash flows from operations and eventual disposition, including the effects of COVID-19 and the resulting duration of the economic effects on its properties. Changes in the key assumptions could have a significant impact on the determination of recoverability of the carrying value of the Company’s investment in hotel properties.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to evaluate hotel properties for impairment, including the specific assumptions described above. We inquired of Company officials and inspected documents, such as meeting minutes of the board of trustees, to identify Company strategies that may indicate it was more-likely-than not that a property will be sold significantly before the end of its previously estimated useful life. We read publicly available information in order to identify information regarding potential sales of the Company’s properties. We also performed sensitivity analyses over the estimated holding period of certain of the Company’s hotel properties by changing the Company’s estimates to assess the impact on the analysis. We evaluated the Company’s expected terminal capitalization rates by comparing to published third-party industry reports as well as the Company’s historical hotel property sales. For certain of the hotel properties, we performed sensitivity analyses over the estimated terminal capitalization rate by considering points within the ranges we obtained from published third party industry reports. We evaluated the Company’s projected undiscounted cash flows from operations, by comparing to published third-party industry reports evaluating the impact of COVID-19 on the hotel industry. We inquired and obtained representations from the Company regarding the status and evaluation of any potential disposal of properties and read minutes of the board of trustees. We corroborated that information with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 22, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired the Jekyll Island Club Resort, the Margaritaville Hollywood Beach Resort, and the Estancia La Jolla Hotel & Spa during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, the Jekyll Island Club Resort, the Margaritaville Hollywood Beach Resort, and the Estancia La Jolla Hotel & Spa’s internal control over financial reporting associated with total assets of $7.8 million and total revenues of $35.5 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Jekyll Island Club Resort, the Margaritaville Hollywood Beach Resort, and the Estancia La Jolla Hotel & Spa.
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

/s/ KPMG LLP

McLean, Virginia
February 22, 2022

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	December 31, 2021	December 31, 2020

ASSETS
Investment in hotel properties, net	$6,079,333	$5,882,022
Cash and cash equivalents	58,518	124,274
Restricted cash	33,729	12,026
Hotel receivables (net of allowance for doubtful accounts of $1,142 and $183, respectively)	37,045	10,225
Prepaid expenses and other assets	52,565	47,819
Total assets	$6,261,190	$6,076,366
LIABILITIES AND EQUITY
Debt	$2,441,888	$2,280,471
Accounts payable, accrued expenses and other liabilities	250,584	226,446
Lease liabilities - operating leases	319,426	255,106
Deferred revenues	69,064	36,057
Accrued interest	4,567	4,653
Distribution payable	11,756	9,307
Total liabilities	3,097,285	2,812,040
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 and $510,000 at December 31, 2021 and December 31, 2020, respectively), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at December 31, 2021 and 20,400,000 shares issued and outstanding at December 31, 2020	296	204
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,813,750 shares issued and outstanding at December 31, 2021 and 130,673,300 shares issued and outstanding at December 31, 2020	1,308	1,307
Additional paid-in capital	4,268,042	4,169,870
Accumulated other comprehensive income (loss)	(19,442)	(60,071)
Distributions in excess of retained earnings	(1,094,023)	(853,973)
Total shareholders’ equity	3,156,181	3,257,337
Non-controlling interests	7,724	6,989
Total equity	3,163,905	3,264,326
Total liabilities and equity	$6,261,190	$6,076,366

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)

	For the year ended December 31,
	2021	2020	2019
Revenues:
Room	$483,191	$287,439	$1,103,947
Food and beverage	157,848	95,892	370,584
Other operating	92,005	59,557	137,682
Total revenues	733,044	442,888	1,612,213
Expenses:
Hotel operating expenses:
Room	127,105	91,771	275,855
Food and beverage	111,928	77,698	260,278
Other direct and indirect	257,547	209,957	438,035
Total hotel operating expenses	496,580	379,426	974,168
Depreciation and amortization	224,251	224,560	234,880
Real estate taxes, personal property taxes, property insurance, and ground rent	111,675	114,333	125,013
General and administrative	38,166	45,158	34,047
Transaction costs	100	10,544	8,679
Impairment loss	14,856	74,556	—
(Gain) loss on sale of hotel properties	(64,729)	(117,401)	(2,819)
Other operating expenses	1,936	4,421	8,903
Total operating expenses	822,835	735,597	1,382,871
Operating income (loss)	(89,791)	(292,709)	229,342
Interest expense	(96,633)	(104,098)	(108,474)
Other	113	517	29
Income (loss) before income taxes	(186,311)	(396,290)	120,897
Income tax (expense) benefit	(61)	3,697	(5,172)
Net income (loss)	(186,372)	(392,593)	115,725
Net income (loss) attributable to non-controlling interests	(1,514)	(864)	283
Net income (loss) attributable to the Company	(184,858)	(391,729)	115,442
Distributions to preferred shareholders	(42,105)	(32,556)	(32,556)
Issuance costs of redeemed preferred shares	(8,055)	—	—
Net income (loss) attributable to common shareholders	$(235,018)	$(424,285)	$82,886
Net income (loss) per share available to common shareholders, basic	$(1.80)	$(3.25)	$0.63
Net income (loss) per share available to common shareholders, diluted	$(1.80)	$(3.25)	$0.63
Weighted-average number of common shares, basic	130,804,354	130,610,015	130,471,670
Weighted-average number of common shares, diluted	130,804,354	130,610,015	130,718,306

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)

	For the year ended December 31,
	2021	2020	2019

Comprehensive Income:
Net income (loss)	$(186,372)	$(392,593)	$115,725
Other comprehensive income (loss):
Change in fair value of derivative instruments	15,289	(63,861)	(25,785)
Amounts reclassified from other comprehensive income	25,210	28,505	(260)
Comprehensive income (loss)	(145,873)	(427,949)	89,680
Comprehensive income (loss) attributable to non-controlling interests	(1,251)	(934)	209
Comprehensive income (loss) attributable to the Company	$(144,622)	$(427,015)	$89,471

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)

	For the year ended December 31, 2019
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	20,400,000	$204	130,311,289	$1,303	$4,065,804	$1,330	$(308,806)	$3,759,835	$10,095	$3,769,930
Issuance of shares, net of offering costs	—	—	—	—	(275)	—	—	(275)	—	(275)
Issuance of common shares for Board of Trustees compensation	—	—	25,282	1	739	—	—	740	—	740
Repurchase of common shares	—	—	(126,681)	(1)	(4,008)	—	—	(4,009)	—	(4,009)
Share-based compensation	—	—	275,066	2	7,180	—	—	7,182	1,057	8,239
Distributions on common shares/units	—	—	—	—	—	—	(199,076)	(199,076)	(562)	(199,638)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	(50)	(32,606)
Redemption of non-controlling interest LTIP units	—	—	—	—	(30)	—	—	(30)	(95)	(125)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(25,785)	—	(25,785)	—	(25,785)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(260)	—	(260)	—	(260)
Net income (loss)	—	—	—	—	—	—	115,442	115,442	283	115,725
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(119)	—	—	(119)	—	(119)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	12,162	—	—	12,163	10,616	22,779
Distributions on common shares/units	—	—	—	—	—	—	(4,692)	(4,692)	(45)	(4,737)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	—	(32,556)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Equity component of convertible senior notes	—	—	—	—	113,890	—	—	113,890	—	113,890
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(38,300)	—	—	(38,300)	—	(38,300)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(63,861)	—	(63,861)	—	(63,861)
Amounts reclassified from other comprehensive income	—	—	—	—	—	28,505	—	28,505	—	28,505
Net income (loss)	—	—	—	—	—	—	(391,729)	(391,729)	(864)	(392,593)
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,845)	—	(8,055)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	19,200,000	192	—	—	463,862	—	—	464,054	—	464,054
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	10,433	—	—	10,434	2,445	12,879
Distributions on common shares/units	—	—	—	—	—	—	(5,032)	(5,032)	(66)	(5,098)
Distributions on preferred shares	—	—	—	—	—	—	(42,105)	(42,105)	—	(42,105)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	15,026	—	15,026	263	15,289
Amounts reclassified from other comprehensive income	—	—	—	—	—	25,210	—	25,210	—	25,210
Net income (loss)	—	—	—	—	—	—	(184,858)	(184,858)	(1,514)	(186,372)
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$(186,372)	$(392,593)	$115,725
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	224,251	224,560	234,880
Share-based compensation	11,433	22,779	8,239
Amortization of deferred financing costs, non-cash interest and other amortization	16,633	17,200	17,349
(Gain) loss on sale of hotel properties	(64,729)	(117,401)	(2,819)
Impairment loss	14,856	74,556	—
Non-cash ground rent	7,061	6,198	6,395
Other adjustments	(1,959)	347	2,365
Changes in assets and liabilities:
Hotel receivables	(27,509)	38,509	8,648
Prepaid expenses and other assets	(428)	3,358	1,061
Accounts payable and accrued expenses	51,793	(60,673)	(605)
Deferred revenues	25,736	(18,616)	3,964
Net cash provided by (used in) operating activities	70,766	(201,776)	395,202
Investing activities:
Improvements and additions to hotel properties	(83,827)	(125,014)	(169,632)
Proceeds from sales of hotel properties	255,927	375,131	470,352
Acquisition of hotel properties	(253,541)	—	—
Other investing activities	(128)	—	(752)
Net cash provided by (used in) investing activities	(81,569)	250,117	299,968
Financing activities:
Gross proceeds from issuance of preferred shares	480,000	—	—
Payment of offering costs — common and preferred shares	(15,947)	(119)	(275)
Payment of deferred financing costs	(14,510)	(16,372)	(461)
(Distributions to) contributions from non-controlling interest	—	—	(125)
Borrowings under revolving credit facilities	—	760,115	414,771
Repayments under revolving credit facilities	(40,000)	(885,115)	(419,771)
Proceeds from debt	268,599	512,965	—
Repayments of debt	(392,236)	(212,965)	(518,207)
Purchases of capped calls for convertible senior notes	(20,975)	(38,300)	—
Repurchases of common shares	(720)	(1,255)	(4,009)
Redemption of preferred shares	(250,000)	—	—
Distributions — common shares/units	(5,279)	(53,960)	(184,836)
Distributions — preferred shares	(39,443)	(32,556)	(32,556)
Repayments of refundable membership deposits	(2,739)	(1,354)	(637)
Net cash provided by (used in) financing activities	(33,250)	31,084	(746,106)
Net change in cash and cash equivalents and restricted cash	(44,053)	79,425	(50,936)
Cash and cash equivalents and restricted cash, beginning of year	136,300	56,875	107,811
Cash and cash equivalents and restricted cash, end of year	$92,247	$136,300	$56,875

The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
Pebblebrook Hotel Trust (the "Company") is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities, with an emphasis on major gateway coastal markets.
As of December 31, 2021, the Company owned 53 hotels with a total of 13,247 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2021, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, the Company implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of its hotels and resorts in 2020. In addition, to improve liquidity, the Company raised capital by issuing convertible notes and additional preferred shares as summarized below. As demand improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, the Company gradually reopened its hotels and resorts. As of December 31, 2021, all of the Company's hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the completion of its renovations and repositioning, which we expect to occur in the second quarter of 2022.
The COVID-19 pandemic had a significant negative impact on the Company's operations and financial results throughout 2021. Although results improved relative to 2020, the Company cannot estimate with certainty when travel demand will fully recover. However, the Company anticipates further recovery in 2022. Leisure travel in 2021 exceeded expectations, particularly at the Company's warmer-weather and resort properties, and we expect this trend to continue in 2022. However, business travel continues to be substantially lower.
During 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and unsecured senior notes to, among other changes:
•waive quarterly financial covenants until the second quarter of 2022, with substantially less-restrictive covenants through the end of the first quarter of 2023;
•extend or provide the option for us to extend more than $1.0 billion of debt maturities including our revolving credit facility;
•increase pricing until the end of the covenant waiver period; and
•impose certain restrictions during the covenant waiver period on share repurchases, dividends, capital improvements, and hotel property acquisitions.

Based on the amendments to the Company's credit agreements, actions noted above, and assumptions regarding the recovery of demand, the Company believes it has sufficient liquidity to meet its obligations for the next 12 months. For further discussion on the Company's liquidity, see Liquidity and Capital Resources included in Part II, Item 7 of this Annual Report on Form 10-K.
During the year ended December 31, 2021, other significant transactions included:
•On February 9, 2021, the Company issued, at a 5.5% premium to par, an additional $250.0 million aggregate principal amount of the convertible notes originally issued in December 2020.
•On April 1, 2021, the Company sold the Sir Francis Drake for $157.6 million.
•On May 13, 2021, the Company raised $222.6 million of net proceeds from the issuance of 9,200,000 6.375% Series G Cumulative Redeemable Preferred Shares.
•On June 10, 2021, the Company sold The Roger New York for $19.0 million.
•On July 22, 2021, the Company acquired the leasehold interest in Jekyll Island Club Resort for $94.0 million.
•On July 27, 2021, the Company raised $242.1 million of net proceeds from the issuance of 10,000,000 5.70% Series H Cumulative Redeemable Preferred Shares.
•On August 21, 2021, the Company redeemed all outstanding 6.375% Series D Cumulative Redeemable Preferred Shares.
•On August 22, 2021, the Company redeemed all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares.
•On September 9, 2021, the Company sold Villa Florence San Francisco on Union Square for $87.5 million.
•On September 23, 2021, the Company acquired the leasehold interest in Margaritaville Hollywood Beach Resort for $270.0 million, including the assumption of a $161.5 million mortgage loan.
•On October 20, 2021, the Company acquired Avalon Bed & Breakfast and Duval Gardens for $20.0 million, with both properties consolidated into the Company's Southernmost Beach Resort.
•On December 1, 2021, the Company acquired the leasehold interest in Estancia La Jolla Hotel & Spa for $108.0 million, including the assumption of a $61.7 million mortgage loan.
•The Company paid down $431.9 million of debt, consisting of $341.9 million of term loans, $50.0 million of senior unsecured notes and $40.0 million on the senior unsecured credit facility.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but over which the Company has the ability to exercise significant influence regarding operating and financial policies, are accounted for under the equity method.
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
Transaction costs related to business combinations are expensed as incurred and included on the consolidated statements of operations and comprehensive income. Transaction costs related to asset acquisitions are capitalized and recorded to investment in hotel property.
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
Restricted Cash
Restricted cash primarily consists of reserves for replacement of furniture and fixtures, cash held in escrow pursuant to certain lender or hotel management agreement requirements to pay for real estate taxes, ground rent or property insurance and cash held in cash management and lockbox accounts pursuant to certain mortgage loan requirements.
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
Comprehensive Income (Loss)
The purpose of reporting comprehensive income (loss) is to report a measure of all changes in equity of an entity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).
Segment Information
The Company separately evaluates the performance of each of its hotel properties. However, because each of the hotels has similar economic characteristics, facilities, and services, the hotel properties have been aggregated into a single operating segment.
New Accounting Pronouncements
Convertible Debt
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40), which simplified the accounting for convertible instruments by eliminating the requirement to separate conversion features from the host contract. The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. As a result, in more cases, convertible debt will be accounted for as a single instrument. The guidance also removes certain conditions for equity classification related to contracts in an entity’s own equity and requires the application of the if-converted method for calculating diluted earnings per share.

The Company early adopted ASU 2020-06 effective January 1, 2021 and reclassified its equity component of the convertible debt to the liability. Convertible debt is now recorded entirely as a single liability with no portion of the proceeds from the issuance of the convertible debt instrument recorded as attributable to the conversion feature. In addition, the Company ceased recording non-cash interest expense associated with the amortization of the debt discount and calculates earnings per share using the if-converted method to the extent those shares are not anti-dilutive.
Reference Rate Reform
In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848), respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022.
In 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.
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
On October 20, 2021, the Company acquired the 19-room Avalon Bed & Breakfast and the 12-room Duval Gardens in Key West, Florida for $20.0 million, excluding prorations and transaction costs, using cash on hand. Both properties were consolidated into the Company's Southernmost Beach Resort.
On December 1, 2021, the Company acquired the leasehold interest in the 210-room Estancia La Jolla Hotel & Spain La Jolla, California for $108.0 million, excluding prorations and transaction costs, using cash on hand and the assumption of a $61.7 million mortgage loan.
See Note 5, Debt, for additional information about the mortgage loans assumed and Note 11, Commitments and Contingencies, for additional information about the leasehold interests acquired.
Dispositions
The following table summarizes disposition transactions during the years ended December 31, 2021 and 2020 (in thousands):

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
For the years ended December 31, 2021, 2020 and 2019, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(6.5) million, $(15.5) million and $33.8 million, respectively, excluding impairment loss and (gain) loss on sale of hotel properties, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land	$926,330	$973,848
Buildings and improvements	5,197,816	4,849,644
Furniture, fixtures and equipment	535,607	515,975
Finance lease asset	91,181	114,835
Construction in progress	15,869	5,443
	$6,766,803	$6,459,745
Right-of-use asset, operating leases	378,939	320,564
Investment in hotel properties	$7,145,742	$6,780,309
Less: Accumulated depreciation	(1,066,409)	(898,287)
Investment in hotel properties, net	$6,079,333	$5,882,022
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the year ended December 31, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property. For the year ended December 31, 2020, the Company recognized an impairment loss of $74.6 million related to two hotels and the retail component of a hotel as a result of the fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property.
Right-of-use Assets and Lease Liabilities
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. When the rate implicit in the lease could not be determined, the Company used incremental borrowing rates, which ranged from 4.7% to 7.6%. In addition, the term used includes any options to exercise extensions when it is reasonably certain the Company will exercise such option. See Note 11, Commitments and Contingencies, for additional information about the ground leases.
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.0 million. As of December 31, 2020, the Company's lease liabilities consisted of operating lease liabilities of $255.1 million and financing lease liabilities of $46.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
On February 18, 2021, the Company amended its credit agreements and related documents governing its unsecured revolving credit facilities, term loan agreements and senior notes, which:
•waived all of its financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), except for the minimum fixed charge coverage ("FCCR") and the minimum unsecured interest coverage ratio ("Unsecured ICR") which were extended through December 31, 2021;
•extended the majority of the remaining balance of the Company's Sixth Term Loan 2021 tranche, from November 2021 to November 2022;
•increased the spread on the unsecured revolving credit facility to LIBOR plus 2.40% and unsecured term loans to LIBOR plus 2.35%;
•increased the fixed rate on the senior unsecured notes by 0.45% during the waiver period; and
•extended other terms through the waiver period.

On December 9, 2021, the Company amended its credit agreements and related documents governing its unsecured revolving credit facilities, term loan agreements and senior notes, which:
•extended the maturity date of the Company's senior unsecured credit facility from January 2022 to March 2023, and provided an option to extend for up to two six-month periods;
•extended the maturity date of the Company's PHL unsecured credit facility from January 2022 to March 2023, and reduced the borrowing capacity principal amount from $25.0 million to $20.0 million;
•extended the maturity date for $274.0 million of the Company's First Term Loan from January 2023 to March 2024;
•provided an option to extend up to $69.8 million of the remaining principal balance of the Company's Sixth Term Loan Tranche 2021 from November 2022 to November 2023;
•provided an option to extend up to $93.0 million of the remaining principal balance of the Company's Sixth Term Loan Tranche 2022 from November 2022 to November 2023;
•set the maximum amount of permitted additional secured non-recourse indebtedness at $400.0 million;
•set the amount that may be reinvested in the acquisition of unencumbered hotel properties funded by the disposition of hotel properties at $1.0 billion;
•extended the waiver period for the minimum FCCR and the minimum Unsecured ICR financial covenants until the second quarter of 2022;
•set the minimum FCCR for the second quarter of 2022 to 1.25:1.00; and
•set the minimum Unsecured ICR for the second quarter of 2022 to 1.50:1.00.

The Company's debt consisted of the following as of December 31, 2021 and 2020 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	December 31, 2021	December 31, 2020
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)(2)(3)	March 2023	$—	$40,000
PHL unsecured credit facility	Floating	(2)(4)	March 2023	—	—
Total revolving credit facilities				$—	$40,000

Unsecured term loans
First Term Loan	Floating	(5)	January 2023	26,000	300,000
First Term Loan Extended	Floating	(5)	March 2024	274,000	—
Second Term Loan	Floating	(5)	April 2022	26,327	65,000
Fourth Term Loan	Floating	(5)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021	Floating	(5)	November 2021	—	40,966
Tranche 2021 Extended	Floating	(5)(9)	November 2022	82,071	173,034
Tranche 2022	Floating	(5)(10)	November 2022	114,670	286,000
Tranche 2023	Floating	(5)	November 2023	400,000	400,000
Tranche 2024	Floating	(5)	January 2024	400,000	400,000
Total Sixth Term Loan				996,741	1,300,000
Total term loans at stated value				1,433,068	1,775,000
Deferred financing costs, net				(5,812)	(8,455)
Total term loans				$1,427,256	$1,766,545

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	500,000
Debt premium (discount), net				11,605	(113,099)
Deferred financing costs, net				(16,204)	(12,568)
Total convertible senior notes				$745,401	$374,333

Senior unsecured notes
Series A Notes	5.15%	(6)	December 2023	47,600	60,000
Series B Notes	5.38%	(7)	December 2025	2,400	40,000
Total senior unsecured notes at stated value				50,000	100,000
Deferred financing costs, net				(162)	(407)
Total senior unsecured notes				$49,838	$99,593

Mortgage loans
Margaritaville Hollywood Beach Resort	Floating	(8)	May 2022	161,500	—
Estancia La Jolla Hotel & Spa	5.07%		September 2028	61,373	—
Total mortgage loans at stated value				222,873	—
Debt premium (discount), net				(2,735)	—
Deferred financing costs, net				(745)	—
Total mortgage loans				$219,393	$—
Total debt				$2,441,888	$2,280,471
______________________
(1)    Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2)    In December 2021, the Company exercised the option to extend the maturity date to March 2023, pursuant to certain terms and conditions and payment of an extension fee.
(3)    Of the total borrowing capacity, $39.0 million will mature in January 2022. The Company has the option to extend the maturity date of March 2023 for the remaining $611.0 million for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(4)    Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(5)    Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of December 31, 2021, approximately $1.3 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.06%, after taking into account interest rate swap agreements, and approximately $113.1 million bore an effective weighted-average floating interest rate of 2.64%. As of December 31, 2020, approximately $1.4 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.19%, after taking into account interest rate swap agreements, and approximately $345.0 million bore a weighted-average floating interest rate of 2.46%.
(6)    In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.

(7)    In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
(8)    The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date for up to two one-year periods.
(9)    The Company has the option to extend the maturity date for $69.8 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.
(10)    The Company has the option to extend the maturity date for $93.0 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.
Unsecured Revolving Credit Facilities
The Company has a $650.0 million senior unsecured revolving credit facility, of which $39.0 million will mature in January 2022. The remaining $611.0 will mature in March 2023, with options to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. As of December 31, 2021, the Company had no outstanding borrowings, $12.1 million of outstanding letters of credit and borrowing capacity of $637.9 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either the London Inter-bank Offered Rate ("LIBOR") or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements and related documentation described above, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in March 2023. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of December 31, 2021, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.1 million and $6.8 million were outstanding as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. During the year ended December 31, 2021, the Company repaid $341.9 million aggregate principal balance of the Company's Second Term Loan and Sixth Term Loan. As of December 31, 2021, the Company was in compliance with all debt covenants of its term loan facilities.
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

The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $12.7 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.
The Company separated the Convertible Notes issued in December 2020 into liability and equity components. The initial carrying amount of the liability component was $386.1 million and was calculated using a discount rate of 6.25%. The discount rate was based on the terms of debt instruments that were similar to the Convertible Notes. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the principal amount of such Convertible Notes, or $113.9 million. The amount recorded in equity was not subject to remeasurement or amortization. The $113.9 million also represented the initial discount recorded on the Convertible Notes. As a result of the Company's early adoption of ASU 2020-06 on January 1, 2021, the Convertible Notes are now recorded as a single liability with no portion recorded in equity. The Company also ceased recording non-cash interest expense associated with the amortization of the debt discount.
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of December 31, 2021 and 2020, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of December 31, 2021, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. The loan matures on May 9, 2022 and may be extended for up to two one-year periods. If the loan is extended for the second of the two one-year periods, the interest rate spread will increase by 20 basis points for the second-year period only. The Company expects to exercise both extensions. The loan is also subject to an interest rate cap agreement.
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.

The Company's mortgage loans associated with Margaritaville and Estancia are non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. No event of default has occurred under the loan documents.
The mortgage loans triggered the cash trap provisions prior to the acquisitions, and therefore cash from hotel operations is being held by the lender in the cash management accounts and reflected as restricted cash in the accompanying consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off.
Interest Expense
The components of the Company's interest expense consisted of the following for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Unsecured revolving credit facilities	$2,092	$10,210	$4,530
Unsecured term loan facilities	61,529	72,642	79,813
Convertible senior notes	12,662	365	—
Senior unsecured notes	3,562	4,792	4,792
Mortgage debt	1,375	—	2,293
Amortization of deferred financing fees, (premiums) and discounts	9,741	7,296	7,115
Other	5,672	8,793	9,931
Total interest expense	$96,633	$104,098	$108,474
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of December 31, 2021 and 2020 was $747.8 million and $491.8 million, respectively.
Future Minimum Principal Payments
As of December 31, 2021, the future minimum principal payments for the Company's debt, assuming all extension options available in the Company's debt agreements are exercised, are as follows (in thousands):

2022	$62,124
2023	638,419
2024	947,584
2025	4,602
2026	752,318
Thereafter	50,894
Total debt principle payments	$2,455,941
Deferred financing costs, net	(22,923)
Debt premium (discount), net	8,870
Total debt	$2,441,888
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

The Company's interest rate swaps at December 31, 2021 and 2020 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	December 31, 2021	December 31, 2020
Swap-cash flow	1.46% - 1.75%	January 2021	$—	$490,000
Swap-cash flow	2.60%	October 2021	—	110,000
Swap-cash flow	1.78% - 1.79%	January 2022	180,000	180,000
Swap-cash flow	1.64% - 1.68%	April 2022	100,000	100,000
Swap-cash flow	0.17%	January 2023	200,000	—
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	—
Total			$1,320,000	$1,430,000
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
As of December 31, 2021, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $0.6 million and $20.2 million, respectively. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $13.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Southern Florida/Georgia	$166,310	$76,971	$115,600
San Diego, CA	165,977	96,071	243,598
Boston, MA	124,440	63,356	273,669
Los Angeles, CA	94,275	51,664	200,398
Portland, OR	53,978	27,174	105,571
San Francisco, CA	43,601	66,896	319,195
Other(1)	28,608	27,453	128,627
Chicago, IL	27,279	15,604	82,690
Washington, D.C.	20,630	12,739	111,552
Seattle, WA	7,946	4,960	31,313
	$733,044	$442,888	$1,612,213
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
Share Repurchase Program
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2021, the Company had no repurchases under this program and as of December 31, 2021, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing the Company's existing indebtedness prohibits the Company from repurchasing common shares until the Company has certified compliance with certain financial covenants through June 30, 2022.
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
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the year ended December 31, 2021. As of December 31, 2021, $200.0 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2021:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2021	March 31, 2021	April 15, 2021
$0.01	June 30, 2021	June 30, 2021	July 15, 2021
$0.01	September 30, 2021	September 30, 2021	October 15, 2021
$0.01	December 31, 2021	December 31, 2021	January 18, 2022
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

The following Preferred Shares were outstanding as of December 31, 2021 and 2020:

Security Type	December 31, 2021	December 31, 2020
6.50% Series C	—	5,000,000
6.375% Series D	—	5,000,000
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	—
5.70% Series H	10,000,000	—
	29,600,000	20,400,000
.
The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Series E and Series F Preferred Shares could not be redeemed prior to March 4, 2018, and May 25, 2021, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2021:

Security Type		Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.50% Series C		$0.41	March 31, 2021	March 31, 2021	April 15, 2021
6.50% Series C		$0.41	June 30, 2021	June 30, 2021	July 15, 2021
6.50% Series C		$0.17		August 22, 2021	August 22, 2021
6.375% Series D		$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series D		$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series D		$0.16		August 21, 2021	August 21, 2021
6.375% Series E		$0.40	March 31, 2021	March 31, 2021	April 15, 2021
6.375% Series E		$0.40	June 30, 2021	June 30, 2021	July 15, 2021
6.375% Series E		$0.40	September 30, 2021	September 30, 2021	October 15, 2021
6.375% Series E		$0.40	December 31, 2021	December 31, 2021	January 18, 2022
6.30% Series F		$0.39	March 31, 2021	March 31, 2021	April 15, 2021
6.30% Series F		$0.39	June 30, 2021	June 30, 2021	July 15, 2021
6.30% Series F		$0.39	September 30, 2021	September 30, 2021	October 15, 2021
6.30% Series F		$0.39	December 31, 2021	December 31, 2021	January 18, 2022
6.375% Series G	(1)	$0.67	September 30, 2021	September 30, 2021	October 15, 2021
6.375% Series G		$0.40	December 31, 2021	December 31, 2021	January 18, 2022
5.70% Series H	(2)	$0.31	September 30, 2021	September 30, 2021	October 15, 2021
5.70% Series H		$0.36	December 31, 2021	December 31, 2021	January 18, 2022
______________________
(1)    The initial long-period dividend for the 6.375% Series G Preferred Shares was paid in October 2021.
(2)    The initial short-period dividend for the 5.70% Series H Preferred Shares was paid in October 2021.

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
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of December 31, 2021 and 2020, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
As of December 31, 2021, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of December 31, 2021 and 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at December 31, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2021, there were 1,809,516 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity as of December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2019	127,732	$32.22
Granted	88,430	$32.64
Vested	(66,276)	$30.20
Forfeited	(707)	$32.70
Unvested at December 31, 2019	149,179	$33.37
Granted	390,242	$23.62
Vested	(72,824)	$33.13
Forfeited	(6,787)	$27.68
Cancelled	(217,083)	$25.53
Unvested at December 31, 2020	242,727	$24.94
Granted	415,531	$22.69
Vested	(81,591)	$30.41
Forfeited	(9,236)	$23.37
Unvested at December 31, 2021	567,431	$22.53

The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company canceled the February 2020 service condition share award (retention grant) and as a result accelerated and recognized an expense of $5.5 million. For the years ended December 31, 2021, 2020 and 2019 the Company recognized approximately $4.1 million, $8.1 million, and $2.4 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2021, there was $8.8 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.2 years.
Performance-Based Equity Awards
On December 13, 2013, the Board of Trustees approved a target award of 252,088 performance-based equity awards to officers and employees of the Company that were eligible for vesting in January 2016, 2017, 2018, 2019 and 2020. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance beginning on the grant date and ending on the applicable vesting date. Based upon the extent to which the performance criteria had been met, the Company issued 25,134, 12,285, 72,236 and 35,471 common shares in January 2016, 2017, 2018 and 2019, respectively, and 27,881 common shares in February 2020.
On February 10, 2016, the Board of Trustees approved a target award of 100,919 performance-based equity awards to officers and employees of the Company. In January 2019, these awards were vested and the Company issued 142,173 and 31,146 common shares to officers and employees, respectively. The actual number of common shares that vested was based on the three performance criteria defined in the award agreements for the period of performance from January 1, 2016 through December 31, 2018.
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
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2021, there was approximately $5.8 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the years ended December 31, 2021, 2020 and 2019 the Company recognized approximately $4.9 million, $4.1 million and $4.8 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
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
As of December 31, 2021, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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

On February 12, 2020, the Board of Trustees granted 415,818 LTIP Class B units to executive officers of the Company. These LTIP units were to vest ratably on January 1, 2023, 2024, 2025 and 2026. In March 2020, the Company canceled this grant and as a result accelerated and recognized the full expense of $10.5 million.
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
As of December 31, 2021 and 2020, the Operating Partnership had 727,208 and 127,111 LTIP units outstanding, respectively. Of the 727,208 LTIP units outstanding at December 31, 2021, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized approximately $2.4 million, $10.6 million and $1.1 million, respectively, in expense related to these LTIP units. As of December 31, 2021, there was $11.2 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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

The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2021, 2020 and 2019:

	2021		2020		2019
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$0.5609	30.03%
Qualified dividend	—	—%	—	—%	0.0069	0.37%
Capital gain	0.0128	32.00%	0.0100	33.33%	1.3000	69.60%
Return of capital	0.0272	68.00%	0.0200	66.67%	—	—%
Total	$0.0400	100.00%	$0.0300	100.00%	$1.8678	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$0.6100	30.03%
Qualified dividend	—	—%	—	—%	0.0075	0.37%
Capital gain	0.1725	12.45%	0.4063	33.34%	1.4138	69.60%
Return of capital	1.2133	87.55%	0.8125	66.66%	—	—%
Total	$1.3858	100.00%	$1.2188	100.00%	$2.0313	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$0.5982	30.03%
Qualified dividend	—	—%	—	—%	0.0074	0.37%
Capital gain	0.1692	12.49%	0.3984	33.33%	1.3866	69.60%
Return of capital	1.1855	87.51%	0.7969	66.67%	—	—%
Total	$1.3547	100.00%	$1.1953	100.00%	$1.9922	100.00%

Series E Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$—	—%	$0.5982	30.03%
Qualified dividend	—	—%	—	—%	0.0074	0.37%
Capital gain	0.5118	32.11%	0.3984	33.33%	1.3866	69.60%
Return of capital	1.0819	67.89%	0.7969	66.67%	—	—%
Total	$1.5937	100.00%	$1.1953	100.00%	$1.9922	100.00%

Series F Preferred Shares: (1)
Ordinary non-qualified income	$—	—%	$—	—%	$0.5912	30.03%
Qualified dividend	—	—%	—	—%	0.0073	0.37%
Capital gain	0.5058	32.11%	0.3938	33.34%	1.3703	69.60%
Return of capital	1.0692	67.89%	0.7875	66.66%	—	—%
Total	$1.5750	100.00%	$1.1813	100.00%	$1.9688	100.00%

Series G Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.5787	86.00%	—	—%	—	—%
Return of capital	0.0942	14.00%	—	—%	—	—%
Total	$0.6729	100.00%	$—	—%	$—	—%

Series H Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.2655	86.01%	—	—%	—	—%
Return of capital	0.0432	13.99%	—	—%	—	—%
Total	$0.3087	100.00%	$—	—%	$—	—%
______________________
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
Of the common distribution declared on December 15, 2020 and paid on January 15, 2021, $0.0100 was treated as a 2021 distribution for tax purposes. The preferred share distributions declared on December 15, 2020 and paid on January 15, 2021 were treated as 2021 distributions for tax purposes.
Of the common distribution declared on December 15, 2021 and paid on January 18, 2022, $0.0100 will be treated as a 2022 distribution for tax purposes. The preferred share distributions declared on December 15, 2021 and paid on January 18, 2022, $0.3984 of Series E, $0.3938 of Series F, $0.3984 of Series G and $0.3563 of Series H will be treated as 2022 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2021	2020	2019
Federal
Current	$—	$(127)	$3,061
Deferred	—	(6,266)	(106)
State and local
Current	61	668	3,938
Deferred	—	2,028	(1,721)
Income tax expense (benefit)	$61	$(3,697)	$5,172
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Statutory federal tax expense (benefit)	$(38,251)	$(72,098)	$25,388
State income tax expense (benefit), net of federal tax expense (benefit)	(6,990)	(5,046)	943
REIT income not subject to tax	22,235	53,311	(21,522)
Change in valuation allowance	23,077	20,056	—
Other	(10)	80	363
Income tax expense (benefit), net	$61	$(3,697)	$5,172
The Company has provided a valuation allowance against its federal and state deferred tax asset at December 31, 2021 and 2020 due to the uncertainty of realizing the loss in future years. As of December 31, 2021, the Company had a receivable of $6.9 million representing the portion of taxable losses that were carried back to prior years in which the Company had taxable income.
The significant components of the Company's deferred tax assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred Tax Assets:
Net operating loss carryover	$41,109	$18,309
State taxes and other	2,470	1,631
Depreciation	418	980
Total deferred tax asset before valuation allowance	$43,997	$20,920
Valuation allowance	(43,997)	(20,920)
Deferred tax asset net of valuation allowance	$—	$—
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2021 and 2020, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2017 and 2016, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(235,018)	$(424,285)	$82,886
Less: dividends paid on unvested share-based compensation	(47)	(8)	(294)
Net income (loss) available to common shareholders	$(235,065)	$(424,293)	$82,592
Denominator:
Weighted-average number of common shares — basic	130,804,354	130,610,015	130,471,670
Effect of dilutive share-based compensation	—	—	246,636
Weighted-average number of common shares — diluted	130,804,354	130,610,015	130,718,306

Net income (loss) per share available to common shareholders — basic	$(1.80)	$(3.25)	$0.63
Net income (loss) per share available to common shareholders — diluted	$(1.80)	$(3.25)	$0.63
For the years ended December 31, 2021, 2020 and 2019, 1,033,747, 600,436 and zero, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the years ended December 31, 2021 and 2020, 29,441,175 and 19,627,450, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
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
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2021, 2020 and 2019, combined base and incentive management fees were $18.4 million, $9.4 million and $44.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2021 and 2020, the Company had $33.7 million and $12.0 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
As of December 31, 2021, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
Estancia La Jolla Hotel & Spa	Operating lease	January 2066
San Diego Mission Bay Resort	Operating lease	July 2068
Hotel Vitale	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Harbor Court Hotel San Francisco	Finance lease	August 2052
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
The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Fixed ground rent	$16,825	$17,220	$17,042
Variable ground rent	9,616	4,924	14,689
Total ground rent	$26,441	$22,144	$31,731

Future maturities of lease liabilities for the Company's operating leases at December 31, 2021 were as follows (in thousands):

2022	$20,556
2023	20,252
2024	20,356
2025	20,485
2026	20,781
Thereafter	1,605,674
Total lease payments	$1,708,104
Less: Imputed interest	(1,388,678)
Present value of lease liabilities	$319,426
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
Note 12. Supplemental Information to Statements of Cash Flows

	(in thousands)
	For the year ended December 31,
	2021	2020	2019

Interest paid, net of capitalized interest	$84,453	$90,655	$91,918
Interest capitalized	$1,391	$1,247	$347
Income taxes paid (refunded)	$(258)	$3,469	$4,568
Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$113,099	$—	$—
Distributions payable on common shares/units	$1,537	$1,749	$51,006
Distributions payable on preferred shares	$10,219	$7,558	$7,558
Issuance of common shares for Board of Trustees compensation	$516	$637	$740
Issuance of common shares for executive and employee bonuses	$1,446	$—	$—
Issuance of common shares for LTIP units redemption	$—	$2,831	$—
Accrued additions and improvements to hotel properties	$3,110	$9,164	$3,192
Right of use assets obtained in exchange for lease liabilities	$65,599	$—	$257,167
Purchase of ground lease	$—	$—	$16,604
Write-off of fully depreciated building, furniture, fixtures and equipment	$—	$—	$28,120
Write-off of deferred financing costs	$6,574	$1,979	$3,013
Mortgage loans assumed in connection with acquisition of hotel properties	$223,177	$—	$—
Below (above) market contracts assumed in connection with acquisition of hotel properties	$3,071	$—	$—
Note 13. Subsequent Events
On February 18, 2022, the Board of Trustees granted awards of an aggregate of 303,858 service condition restricted common shares and target performance-based equity to executive officers and employees of the Company. These awards will vest over three years. The actual number of common shares to be issued under the performance-based equity awards will be determined in early 2025 and will be based on certain performance criteria stipulated in the agreements for the period January 1, 2022 through December 31, 2024.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2021
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Monaco Washington DC	$—	$—	$60,630	$2,441	$22,193	$—	$77,178	$8,086	$85,264	$30,084	$55,180	1839	9/9/2010	3-40 years
Skamania Lodge	—	7,130	44,987	3,523	28,117	11,058	62,757	9,942	83,757	24,592	59,165	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica	—	18,784	81,580	2,295	19,253	18,784	92,782	10,346	121,912	37,563	84,349	1972	11/19/2010	3-40 years
Sofitel Philadelphia at Rittenhouse Square	—	18,000	64,256	4,639	21,432	18,000	76,777	13,550	108,327	32,618	75,709	2000	12/3/2010	3-40 years
Argonaut Hotel	—	—	79,492	4,247	8,958	—	83,861	8,836	92,697	32,054	60,643	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	—	25,537	86,089	6,850	39,487	25,537	116,189	16,237	157,963	44,374	113,589	1987	4/6/2011	1-40 years
Hotel Monaco Seattle	—	10,105	38,888	2,073	12,437	10,105	45,713	7,685	63,503	20,471	43,032	1969	4/7/2011	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	32,922	20,306	128,022	21,274	169,602	51,015	118,587	1959	5/3/2011	3-40 years
W Boston	—	19,453	63,893	5,887	17,225	19,453	76,499	10,506	106,458	27,998	78,460	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	—	7,294	22,166	290	17,692	7,294	35,390	4,758	47,442	14,236	33,206	1913	4/4/2012	3-40 years
Hotel Vintage Seattle	—	8,170	23,557	706	8,974	8,170	29,875	3,362	41,407	11,487	29,920	1922	7/9/2012	3-40 years
Hotel Vintage Portland	—	6,222	23,012	1,093	16,328	6,222	35,050	5,383	46,655	15,305	31,350	1894	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills	—	24,403	93,203	3,600	31,990	24,403	119,015	9,778	153,196	39,777	113,419	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	—	63,430	3,780	13,346	—	74,705	5,851	80,556	22,532	58,024	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	—	20,103	90,162	6,881	36,346	20,103	117,542	15,847	153,492	40,036	113,456	1988	1/29/2013	3-40 years
The Hotel Zags	—	8,215	37,874	1,500	7,696	8,215	43,609	3,461	55,285	12,248	43,037	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	41,186	—	153,626	7,555	161,181	44,737	116,444	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	—	12,561	43,665	1,094	36,945	12,561	75,653	6,051	94,265	25,281	68,984	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	12,898	18,493	98,967	15,027	132,487	32,493	99,994	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, Autograph Collection	—	12,108	46,317	1,271	19,043	12,108	59,389	7,242	78,739	18,572	60,167	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	14,627	—	100,465	6,337	106,802	24,113	82,689	1972	11/20/2014	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2021
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Revere Hotel Boston Common	—	41,857	207,817	10,596	(42,702)	17,367	181,990	18,211	217,568	52,464	165,104	1972	12/18/2014	3-40 years
LaPlaya Beach Resort & Club	—	112,575	82,117	6,733	37,601	112,575	116,386	10,065	239,026	29,961	209,065	1968	5/21/2015	3-40 years
Hotel Zoe Fisherman's Wharf	—	29,125	90,323	2,500	16,757	29,125	105,128	4,452	138,705	22,443	116,262	1990	6/11/2015	2-40 years
Hotel Vitale	—	—	105,693	3,896	22,215	—	117,578	14,226	131,804	13,178	118,626	2005	11/30/2018	3-40 years
The Marker San Francisco	—	45,243	68,244	5,453	2,579	45,243	69,799	6,477	121,519	11,222	110,297	1910/1995	11/30/2018	3-40 years
Hotel Spero	—	39,363	64,804	11,235	760	39,363	65,154	11,645	116,162	10,164	105,998	1928/1999	11/30/2018	3-40 years
Chaminade Resort & Spa	—	22,590	37,114	6,009	14,890	22,590	49,484	8,529	80,603	8,898	71,705	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	—	79,009	6,190	1,634	—	79,843	6,990	86,833	9,126	77,707	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	91,442	5,257	11,000	—	99,912	7,787	107,699	12,971	94,728	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	—	17,876	65,515	2,496	12,525	17,876	74,626	5,910	98,412	9,834	88,578	1970	11/30/2018	3-40 years
Montrose West Hollywood	—	16,842	58,729	6,499	2,329	16,842	59,623	7,934	84,399	7,821	76,578	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	—	14,462	43,157	5,983	1,847	14,462	44,372	6,615	65,449	6,294	59,155	1970/2005	11/30/2018	3-40 years
Grafton on Sunset	—	12,440	36,932	3,951	4,040	12,440	39,095	5,828	57,363	6,121	51,242	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	291,754	35,780	6,494	—	296,555	37,473	334,028	39,291	294,737	1983	11/30/2018	3-40 years
The Liberty, A Luxury Collection Hotel, Boston	—	—	195,797	15,126	3,937	—	198,148	16,712	214,860	22,534	192,326	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	—	122,344	6,862	8,176	—	130,027	7,355	137,382	14,807	122,575	1993	11/30/2018	3-40 years
George Hotel	—	15,373	65,529	4,489	427	15,373	65,805	4,640	85,818	8,593	77,225	1928	11/30/2018	3-40 years
Viceroy Washington DC	—	18,686	60,927	2,838	9,064	18,686	66,819	6,010	91,515	8,284	83,231	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	—	19,035	60,402	2,066	27,972	19,035	84,559	5,881	109,475	8,304	101,171	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	199,304	22,032	10,843	21	205,749	26,409	232,179	27,274	204,905	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	33,017	131,926	7,741	2,027	33,017	133,368	8,326	174,711	16,434	158,277	2000	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2021
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Solamar Hotel	—	—	74,768	8,830	25,656	23,472	75,642	10,140	109,254	11,631	97,623	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	33,304	92,297	5,393	13,198	33,316	102,110	8,766	144,192	10,876	133,316	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	—	80,733	9,458	26,754	30	99,627	17,288	116,945	16,729	100,216	1962	11/30/2018	3-40 years
The Heathman Hotel	—	14,243	38,694	7,062	1,341	14,243	39,672	7,425	61,340	6,419	54,921	1927	11/30/2018	3-40 years
Southernmost Beach Resort	—	90,396	253,954	8,676	21,067	90,420	269,376	14,297	374,093	26,873	347,220	1958-2008	11/30/2018	3-40 years
The Marker Resort Key West Harbor Resort	—	25,463	66,903	2,486	3,762	25,463	69,430	3,721	98,614	7,870	90,744	2014	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	39,576	114,014	7,608	(17,007)	39,576	96,300	8,315	144,191	13,128	131,063	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	—	44,983	103,160	23,744	10,446	44,983	112,155	25,195	182,333	19,510	162,823	1963/1972	11/30/2018	3-40 years
Jekyll Island Club Resort	—	—	88,912	5,031	872	—	89,091	5,724	94,815	2,383	92,432	1986	7/22/2021	2-40 years
Margaritaville Hollywood Beach Resort(2)	161,500	—	244,230	22,288	82	—	244,230	22,370	266,600	2,993	263,607	2015	9/23/2021	3-40 years
Estancia La Jolla Hotel & Spa(3)	61,373	—	104,280	3,646	—	—	104,280	3,646	107,926	393	107,533	2004	12/1/2021	2-40 years
	$222,873	$923,333	$4,793,767	$350,022	$699,681	$926,330	$5,288,997	$551,476	$6,766,803	$1,066,409	$5,700,394
______________________
(1)     Disposals are reflected as reductions to cost capitalized subsequent to acquisition
(2)     Encumbrance on Margaritaville Hollywood Beach Resort is presented at face value, which excludes an unamortized loan discount and deferred financing costs of $2.7 million and $0.4 million, respectively, at December 31, 2021.
(3)     Encumbrance on Estancia La Jolla Hotel & Spa is presented at face value, which excludes unamortized deferred financing costs of $0.3 million at December 31, 2021.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2021
(in thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2018	$7,077,623
Acquisitions	23,472
Capital expenditures	159,574
Disposal of Assets	(503,383)
Other	(24,649)
Balance at December 31, 2019	$6,732,637
Capital expenditures	115,850
Disposal of Assets	(314,186)
Other	(74,556)
Balance at December 31, 2020	$6,459,745
Acquisitions	488,447
Capital expenditures	86,936
Disposal of Assets	(253,469)
Other	(14,856)
Balance at December 31, 2021	$6,766,803

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2018	$543,430
Depreciation	226,953
Disposal of Assets	(35,061)
Balance at December 31, 2019	$735,322
Depreciation	223,286
Disposal of Assets	(60,321)
Balance at December 31, 2020	$898,287
Depreciation	223,225
Disposal of Assets	(55,103)
Balance at December 31, 2021	$1,066,409

The aggregate cost of properties for federal income tax purposes is approximately $6.4 billion as of December 31, 2021.