Form 10-Q
period 2022-03-31
Pebblebrook Hotel Trust
filed 2022-04-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2022
Common shares of beneficial interest ($0.01 par value per share)	131,351,374

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,975,857	$6,079,333
Cash and cash equivalents	69,446	58,518
Restricted cash	26,507	33,729
Hotel receivables (net of allowance for doubtful accounts of $236 and $1,142, respectively)	40,645	37,045
Prepaid expenses and other assets	66,918	52,565
Total assets	$6,179,373	$6,261,190
LIABILITIES AND EQUITY
Debt	$2,443,090	$2,441,888
Accounts payable, accrued expenses and other liabilities	233,298	250,584
Lease liabilities - operating leases	319,375	319,426
Deferred revenues	78,756	69,064
Accrued interest	8,355	4,567
Distribution payable	11,565	11,756
Total liabilities	3,094,439	3,097,285
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 at March 31, 2022 and December 31, 2021), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	296	296
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,904,299 shares issued and outstanding at March 31, 2022 and 130,813,750 shares issued and outstanding at December 31, 2021	1,309	1,308
Additional paid-in capital	4,269,322	4,268,042
Accumulated other comprehensive income (loss)	12,092	(19,442)
Distributions in excess of retained earnings	(1,206,019)	(1,094,023)
Total shareholders’ equity	3,077,000	3,156,181
Non-controlling interests	7,934	7,724
Total equity	3,084,934	3,163,905
Total liabilities and equity	$6,179,373	$6,261,190

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2022	2021
Revenues:
Room	$168,632	$53,463
Food and beverage	62,424	14,809
Other operating	27,012	15,371
Total revenues	258,068	83,643
Expenses:
Hotel operating expenses:
Room	42,463	16,710
Food and beverage	46,050	10,743
Other direct and indirect	85,847	45,228
Total hotel operating expenses	174,360	72,681
Depreciation and amortization	59,100	55,443
Real estate taxes, personal property taxes, property insurance, and ground rent	30,457	28,590
General and administrative	9,708	7,646
Impairment loss	60,983	14,856
Other operating expenses	1,123	562
Total operating expenses	335,731	179,778
Operating income (loss)	(77,663)	(96,135)
Interest expense	(22,572)	(25,331)
Other	19	29
Income (loss) before income taxes	(100,216)	(121,437)
Income tax (expense) benefit	—	(3)
Net income (loss)	(100,216)	(121,440)
Net income (loss) attributable to non-controlling interests	(686)	(858)
Net income (loss) attributable to the Company	(99,530)	(120,582)
Distributions to preferred shareholders	(11,344)	(8,139)
Net income (loss) attributable to common shareholders	$(110,874)	$(128,721)
Net income (loss) per share available to common shareholders, basic	$(0.85)	$(0.98)
Net income (loss) per share available to common shareholders, diluted	$(0.85)	$(0.98)
Weighted-average number of common shares, basic	130,904,299	130,775,873
Weighted-average number of common shares, diluted	130,904,299	130,775,873

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2022	2021

Comprehensive Income:
Net income (loss)	$(100,216)	$(121,440)
Other comprehensive income (loss):
Change in fair value of derivative instruments	27,367	9,736
Amounts reclassified from other comprehensive income	4,374	6,418
Comprehensive income (loss)	(68,475)	(105,286)
Comprehensive income (loss) attributable to non-controlling interests	(479)	(752)
Comprehensive income (loss) attributable to the Company	$(67,996)	$(104,534)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Issuance of shares, net of offering costs	—	—	—	—	(10)	—	—	(10)	—	(10)
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	150,216	1	3,278	—	—	3,279	349	3,628
Distributions on common shares/units	—	—	—	—	—	—	(1,077)	(1,077)	(8)	(1,085)
Distributions on preferred shares	—	—	—	—	—	—	(8,139)	(8,139)	—	(8,139)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	9,736	—	9,736	—	9,736
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,418	—	6,418	—	6,418
Net income (loss)	—	—	—	—	—	—	(120,582)	(120,582)	(858)	(121,440)
Balance at March 31, 2021	20,400,000	$204	130,812,917	$1,308	$4,038,860	$(43,917)	$(983,771)	$3,012,684	$6,472	$3,019,156

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(49,787)	(1)	(1,112)	—	—	(1,113)	—	(1,113)
Share-based compensation	—	—	106,470	1	1,655	—	—	1,656	698	2,354
Distributions on common shares/units	—	—	—	—	—	—	(1,122)	(1,122)	(9)	(1,131)
Distributions on preferred shares	—	—	—	—	—	—	(11,344)	(11,344)	—	(11,344)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	27,160	—	27,160	207	27,367
Amounts reclassified from other comprehensive income	—	—	—	—	—	4,374	—	4,374	—	4,374
Net income (loss)	—	—	—	—	—	—	(99,530)	(99,530)	(686)	(100,216)
Balance at March 31, 2022	29,600,000	$296	130,904,299	$1,309	$4,269,322	$12,092	$(1,206,019)	$3,077,000	$7,934	$3,084,934

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$(100,216)	$(121,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,100	55,443
Share-based compensation	2,354	2,182
Amortization of deferred financing costs, non-cash interest and other amortization	3,489	4,744
Impairment loss	60,983	14,856
Non-cash ground rent	2,489	1,521
Other adjustments	(1,906)	69
Changes in assets and liabilities:
Hotel receivables	(2,694)	(6,800)
Prepaid expenses and other assets	(2,127)	1,686
Accounts payable and accrued expenses	7,147	35,110
Deferred revenues	10,213	5,493
Net cash provided by (used in) operating activities	38,832	(7,136)
Investing activities:
Improvements and additions to hotel properties	(19,906)	(9,623)
Other investing activities	(47)	(47)
Net cash provided by (used in) investing activities	(19,953)	(9,670)
Financing activities:
Payment of offering costs — common and preferred shares	—	(10)
Payment of deferred financing costs	(32)	(9,576)
Repayments under revolving credit facilities	—	(40,000)
Proceeds from debt	—	263,750
Repayments of debt	(324)	(177,000)
Purchases of capped calls for convertible senior notes	—	(20,975)
Repurchases of common shares	(1,113)	(720)
Distributions — common shares/units	(1,322)	(1,312)
Distributions — preferred shares	(11,344)	(8,139)
Repayments of refundable membership deposits	(1,038)	(880)
Net cash provided by (used in) financing activities	(15,173)	5,138
Net change in cash and cash equivalents and restricted cash	3,706	(11,668)
Cash and cash equivalents and restricted cash, beginning of year	92,247	136,300
Cash and cash equivalents and restricted cash, end of period	$95,953	$124,632

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
As of March 31, 2022, the Company owned 53 hotels with a total of 13,247 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2022, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, the Company implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of its hotels and resorts in 2020. In addition, to improve liquidity, the Company raised capital by issuing convertible notes and additional preferred shares. The Company also amended the agreements governing its existing credit facilities, term loan facilities and unsecured senior notes which, among other things, waived quarterly financial covenants until the second quarter of 2022, with substantially less-restrictive covenants through the end of the first quarter of 2023.
As demand has since improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, the Company gradually reopened its hotels and resorts. As of July 1, 2021, all of the Company's hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the completion of its renovations and repositioning, which is expected to occur in the second quarter of 2022.
The COVID-19 pandemic has had a significant negative impact on the Company's operations and financial results and is expected to continue to have a negative impact on the Company's results of operations, financial position and cash flows for the remainder of 2022. However, results have improved in the first quarter of 2022 relative to 2021 and this trend is expected to continue throughout 2022. The demand recovery has been led by strong leisure travel with a slower recovery in business and group travel. As a result of the strength in leisure travel, the Company's resort properties are operating at or above pre-pandemic levels.
Based on the amendments to the Company's credit agreements, assumptions regarding the recovery of demand and the Company's liquidity of $694.4 million as of March 31, 2022, the Company believes it has sufficient liquidity to meet its obligations for the next 12 months.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus the Company's financial position. As discussed in Note 1, Organization, the COVID-19 pandemic has significantly impacted the hotels' operational performance. A continued reduction in travel may impact the Company's ability to service debt or meet other financial obligations.
New Accounting Pronouncements
Reference Rate Reform
In March 2020 and January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848), respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022.
In 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company will continue to evaluate the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements and disclosures.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts.

ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
There were no acquisitions or dispositions of hotel properties during the three months ended March 31, 2022 and 2021.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land	$902,262	$926,330
Buildings and improvements	5,176,540	5,197,816
Furniture, fixtures and equipment	540,944	535,607
Finance lease asset	91,181	91,181
Construction in progress	13,624	15,869
	$6,724,551	$6,766,803
Right-of-use asset, operating leases	376,574	378,939
Investment in hotel properties	$7,101,125	$7,145,742
Less: Accumulated depreciation	(1,125,268)	(1,066,409)
Investment in hotel properties, net	$5,975,857	$6,079,333
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the three months ended March 31, 2022, the Company recognized an impairment loss of $61.0 million related to two hotels as a result of their fair values being lower than their carrying values. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for these properties. For the three months ended March 31, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property.
Right-of-use Assets and Lease Liabilities
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. When the rate implicit in the lease could not be determined, the Company used incremental borrowing rates, which ranged from 4.7% to 7.6%. In addition, the term used includes any options to exercise extensions when it is reasonably certain the Company will exercise such options. See Note 11. Commitments and Contingencies, for additional information about the ground leases.
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2022, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.2 million. As of December 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
In 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and senior notes to, among other things, waive financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), extend certain debt maturity dates and increase the interest rate spread.

The Company's debt consisted of the following as of March 31, 2022 and December 31, 2021 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	March 31, 2022	December 31, 2021
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)(2)	March 2023	$—	$—
PHL unsecured credit facility	Floating	(3)	March 2023	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	26,000	26,000
First Term Loan Extended	Floating	(4)	March 2024	274,000	274,000
Second Term Loan	Floating	(4)(10)	April 2022	26,327	26,327
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021 Extended	Floating	(4)(8)	November 2022	82,071	82,071
Tranche 2022	Floating	(4)(9)	November 2022	114,670	114,670
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				996,741	996,741
Total term loans at stated value				1,433,068	1,433,068
Deferred financing costs, net				(4,883)	(5,812)
Total term loans				$1,428,185	$1,427,256

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	750,000
Debt premium (discount), net				11,020	11,605
Deferred financing costs, net				(15,386)	(16,204)
Total convertible senior notes				$745,634	$745,401

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	47,600
Series B Notes	5.38%	(6)	December 2025	2,400	2,400
Total senior unsecured notes at stated value				50,000	50,000
Deferred financing costs, net				(142)	(162)
Total senior unsecured notes				$49,858	$49,838

Mortgage loans
Margaritaville Hollywood Beach Resort	Floating	(7)	May 2023	161,500	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	61,049	61,373
Total mortgage loans at stated value				222,549	222,873
Debt premium (discount), net				(2,447)	(2,735)
Deferred financing costs, net				(689)	(745)
Total mortgage loans				$219,413	$219,393
Total debt				$2,443,090	$2,441,888
______________________
(1)    Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) an Adjusted Base Rate (as defined in the applicable credit agreement) plus an applicable margin.
(2)    $39.0 million of the total borrowing capacity matured in January 2022. The Company has the option to extend the maturity date of March 2023 for the remaining $611.0 million for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    Borrowings bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Eurocurrency Rate (as defined in the applicable credit agreement) plus an applicable margin.
(4)    Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of March 31, 2022, approximately $1.1 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.05%, after taking into account interest rate swap agreements, and approximately $293.1 million bore an effective weighted-average floating interest rate of 2.82%. As of December 31, 2021, approximately $1.3 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.06%, after taking into account interest rate swap agreements, and approximately $113.1 million bore a weighted-average floating interest rate of 2.64%.
(5)    In February 2021, the interest rate increased from 4.70% to 5.15%. The increased interest rate is effective through the end of the waiver period.
(6)    In February 2021, the interest rate increased from 4.93% to 5.38%. The increased interest rate is effective through the end of the waiver period.
(7)    In April 2022, the Company exercised the option to extend the maturity date to May 2023. The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date to May 2024.

(8)    The Company has the option to extend the maturity date for $69.8 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.
(9)    The Company has the option to extend the maturity date for $93.0 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.
(10)    The Company used cash on hand to payoff this term loan upon maturity in April 2022.
Unsecured Revolving Credit Facilities
The Company has a $611.0 million senior unsecured revolving credit facility which will mature in March 2023, with options to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. As of March 31, 2022, the Company had no outstanding borrowings, $12.6 million of outstanding letters of credit and borrowing capacity of $598.4 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either the London Inter-bank Offered Rate ("LIBOR") or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in March 2023. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of March 31, 2022, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.6 million and $12.1 million were outstanding as of March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of March 31, 2022, the Company was in compliance with all debt covenants of its term loan facilities.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2022 and December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). As a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes are fixed at 5.15% and 5.38%, respectively, for the duration of the waiver period. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2022, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. The loan matures on May 9, 2023 and may be extended by one-year. If the loan is extended, the interest rate spread will increase by 20 basis points for the extension period only. The Company expects to exercise this extension. The loan is also subject to an interest rate cap agreement.
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
Estancia's mortgage loan triggered the cash trap provisions prior to its acquisition, and therefore cash from hotel operations is being held by the lender in the cash management accounts and is reflected as restricted cash in the accompanying consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off. Margaritaville's mortgage loan also triggered cash trap provisions prior to its acquisition, but the hotel reached profitability levels that terminated the cash trap and all cash in the lockbox was released during the first quarter of 2022.
Interest Expense
The components of the Company's interest expense consisted of the following for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Unsecured revolving credit facilities	$493	$561
Unsecured term loan facilities	13,534	15,909
Convertible senior notes	3,281	2,819
Senior unsecured notes	645	1,252
Mortgage debt	1,810	—
Amortization of deferred financing fees, (premiums) and discounts	2,285	2,659
Other	524	2,131
Total interest expense	$22,572	$25,331
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of March 31, 2022 and December 31, 2021 was $714.7 million and $747.8 million, respectively. The estimated fair value of the Company's variable rate debt approximates its book value.
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
The Company's interest rate swaps at March 31, 2022 and December 31, 2021 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	March 31, 2022	December 31, 2021
Swap-cash flow	1.78% - 1.79%	January 2022	$—	$180,000
Swap-cash flow	1.64% - 1.68%	April 2022	100,000	100,000
Swap-cash flow	0.17%	January 2023	200,000	200,000
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	290,000
Total			$1,140,000	$1,320,000

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
As of March 31, 2022, the Company's derivative instruments were in both asset and liability positions, with aggregate asset and liability fair values of $13.8 million and $1.6 million, respectively. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $0.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Southern Florida/Georgia	$85,241	$35,244
San Diego, CA	52,879	14,678
Los Angeles, CA	36,221	8,040
Boston, MA	33,936	9,757
San Francisco, CA	14,067	2,953
Portland, OR	13,524	5,782
Other (1)	7,283	2,975
Chicago, IL	6,668	1,824
Washington, D.C.	6,276	1,902
Seattle, WA	1,973	488
	$258,068	$83,643
______________________
(1)     Other includes: New York, NY, Philadelphia, PA and Santa Cruz, CA.
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
Share Repurchase Program
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the three months ended March 31, 2022, the Company had no repurchases under this program and as of March 31, 2022, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing the Company's existing indebtedness prohibit the Company from repurchasing common shares until the Company has certified compliance with certain financial covenants through June 30, 2022.

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
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the three months ended March 31, 2022. As of March 31, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2022:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2022	March 31, 2022	April 15, 2022
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
In August 2021, the Company redeemed all outstanding 6.50% Series C Cumulative Redeemable Preferred Shares and 6.375% Series D Cumulative Redeemable Preferred Shares at the redemption amount of $25.00 per share plus accrued and unpaid dividends of $0.17 and $0.16 per share, respectively.
The following Preferred Shares were outstanding as of March 31, 2022 and December 31, 2021:

Security Type	March 31, 2022	December 31, 2021
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	10,000,000	10,000,000
	29,600,000	29,600,000
.
The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may redeem the Series E and Series F Preferred Shares at any time. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE MKT or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.

Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2022:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.30% Series F	$0.39	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series G	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
5.70% Series H	$0.36	March 31, 2022	March 31, 2022	April 15, 2022
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
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. As of March 31, 2022 and December 31, 2021, the Operating Partnership had 133,605 OP units held by third parties, excluding LTIP units.
As of March 31, 2022, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of March 31, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at March 31, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described above.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. On May 19, 2021, the Company’s shareholders approved an amendment to the Plan which increased the aggregate number of common shares that may be issued under the Plan as share awards, performance units, options, share appreciation rights and other equity-based awards by 1,675,000. As of March 31, 2022, there were 1,839,323 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of March 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	567,431	$22.53
Vested	(106,470)	$26.17
Forfeited	(13,886)	$22.78
Unvested at March 31, 2022	447,075	$21.65
For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.8 million of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.9 million and $1.0 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership ("LTIP") Units
As of March 31, 2022, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.

As of March 31, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at March 31, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described in Note 7, Equity.
For the three months ended March 31, 2022 and 2021, the Company recognized approximately $0.7 million and $0.3 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three months ended March 31, 2022, and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2022 and December 31, 2021, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2017.
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$(110,874)	$(128,721)
Less: dividends paid on unvested share-based compensation	(10)	(12)
Net income (loss) available to common shareholders	$(110,884)	$(128,733)
Denominator:
Weighted-average number of common shares — basic	130,904,299	130,775,873
Effect of dilutive share-based compensation	—	—
Weighted-average number of common shares — diluted	130,904,299	130,775,873

Net income (loss) per share available to common shareholders — basic	$(0.85)	$(0.98)
Net income (loss) per share available to common shareholders — diluted	$(0.85)	$(0.98)
For the three months ended March 31, 2022 and 2021, 787,871 and 1,041,130, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2022 and 2021, 29,441,175 of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
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

The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the three months ended March 31, 2022 and 2021, combined base and incentive management fees were $7.7 million and $2.3 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2022 and December 31, 2021, the Company had $26.5 million and $33.7 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of March 31, 2022, the following hotels were subject to leases as follows:

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

The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Fixed ground rent	$4,456	$4,313
Variable ground rent	3,054	1,496
Total ground rent	$7,510	$5,809
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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2022	2021

Interest paid, net of capitalized interest	$16,613	$17,438
Interest capitalized	$769	$—
Income taxes paid (refunded)	$—	$(21)

Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$—	$113,099
Distributions payable on common shares/units	$1,345	$1,524
Distributions payable on preferred shares	$10,219	$7,558
Issuance of common shares for Board of Trustees compensation	$738	$516
Issuance of common shares for executive and employee bonuses	$—	$1,446
Accrued additions and improvements to hotel properties	$2,848	$2,156
Write-off of fully amortized deferred financing costs	$5,466	$2,817
Note 13. Subsequent Events
On April 21, 2022, the Company announced that it executed a contract to acquire the Inn on Fifth in Naples, Florida. The purchase is expected to be completed by the end of the second quarter of 2022 and is subject to customary closing conditions. The Company offers no assurances that this acquisition will be completed on these terms or at all.

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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.

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
Overview
COVID-19 and Liquidity Update
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined. In response, we implemented significant cost controls, salary reductions and temporarily suspended operations at 47 of our hotels and resorts in 2020. In addition, to improve liquidity, we raised capital by issuing convertible notes and additional preferred shares. We also amended the agreements governing our existing credit facilities, term loan facilities and unsecured senior notes which, among other things, waived quarterly financial covenants until the second quarter of 2022, with substantially less restrictive covenants through the end of the first quarter of 2023.
As demand has since improved as a result of an increase in vaccinations and corresponding lifting of governmental restrictions and recommendations, we gradually reopened our hotels and resorts. As of July 1, 2021, all of our hotels and resorts were open, with the exception of Hotel Vitale, whose operations will remain suspended until the completion of its renovations and repositioning, which we expect to occur in the second quarter of 2022.
The COVID-19 pandemic has had a significant negative impact on our operations and financial results and is expected to continue to have a negative impact on our results of operations, financial position and cash flows for the remainder of 2022. However, results have improved in the first quarter of 2022 relative to 2021 and this trend is expected to continue throughout 2022. The demand recovery has been led by strong leisure travel with a slower recovery in business and group travel. As a result of the strength in leisure travel, our resort properties are operating at or above pre-pandemic levels.
Based on the amendments to our credit agreements, assumptions regarding the recovery of demand and the Company's liquidity of $694.4 million as of March 31, 2022, we believe we have sufficient liquidity to meet our obligations for the next 12 months. For further discussion on our liquidity, see Liquidity and Capital Resources.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2022 and 2021:

	For the three months ended March 31,
	2022	2021

Same-Property Occupancy	48.3%	22.1%
Same-Property ADR	$297.29	$250.47
Same-Property RevPAR	$143.61	$55.33
Same-Property Total RevPAR	$219.75	$89.02
The above table of hotel operating statistics includes information from all hotels owned as of March 31, 2022 for the first quarters of 2022 and 2021, except for Hotel Vitale, which was closed for renovations in the first quarter of 2022.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Net income (loss)	$(100,216)	$(121,440)
Adjustments:
Real estate depreciation and amortization	59,010	55,333
Impairment loss	60,983	14,856
FFO	$19,777	$(51,251)
Distribution to preferred shareholders	(11,344)	(8,139)
FFO available to common share and unit holders	$8,433	$(59,390)
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended March 31,
	2022	2021
Net income (loss)	$(100,216)	$(121,440)
Adjustments:
Interest expense	22,572	25,331
Income tax expense (benefit)	—	3
Depreciation and amortization	59,100	55,443
EBITDA	$(18,544)	$(40,663)
Impairment loss	60,983	14,856
EBITDAre	$42,439	$(25,807)
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

Results of Operations
At March 31, 2022 and 2021, we had 53 wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2022 and 2021. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

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
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
Revenues — Total hotel revenues increased by $174.4 million, of which $38.4 million was due to non-comparable properties, and the remaining increase was primarily due to an increase in leisure travel demand during the spring break travel season, as well as some recoveries in business and group bookings. This increase in demand was the result of an increase in COVID-19 vaccination rates and an easing of governmental restrictions relative to the prior year. Also, 13 of our hotels' operations remained temporarily suspended throughout the first quarter of 2021.
Hotel operating expenses — Total hotel operating expenses increased by $101.7 million, of which $21.0 million was due to non-comparable properties, and the remaining increase was primarily due to resuming operations at our comparable properties and returning demand in the first quarter of 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $3.7 million primarily due to our three non-comparable properties acquired in 2021.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $1.9 million primarily due to an increase in ground rent at our three non-comparable properties acquired in 2021.
General and administrative — General and administrative expenses increased by $2.1 million primarily due to an increase of $1.6 million in compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment loss — For the three months ended March 31, 2022, we recognized an impairment loss of $61.0 million related to two hotels. For the three months ended March 31, 2021, we recognized an impairment loss of $14.9 million related to one hotel.
Interest expense — Interest expense decreased by $2.8 million primarily due to slightly lower interest rates in 2022.
Distributions to preferred shareholders — Distributions to preferred shareholders primarily increased as a result of the issuance of the Series G and Series H Cumulative Redeemable Preferred Shares in May 2021 and July 2021, respectively.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.

Table of Content
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from hotel property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before March 31, 2023) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our hotel property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $694.4 million as of March 31, 2022, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of March 31, 2022, we had no off-balance sheet arrangements.
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
For a discussion on the impact of the COVID-19 pandemic on our liquidity, see Overview.
Our material cash requirements include the following contractual and other obligations.
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.5 billion as of March 31, 2022, as summarized in the following table.

March 31, 2022
(in thousands)
Revolving credit facilities	$—
Term loans	1,433,068
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	222,549
Total debt at face value	$2,455,617
For further discussion on the components of our debt, see Note 5. Debt, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of March 31, 2022 will be $2.6 billion through their maturity, with $162.3 million payable on or before March 31, 2023. In April 2022, we repaid the remaining $26.3 million principal balance on our Second Term Loan using cash on hand. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, or refinance with long term debt.
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
The mortgage loan associated with Estancia La Jolla Hotel & Spa triggered the cash trap provisions prior to our acquisition of this hotel property, and therefore excess cash flow from hotel operations from this hotel is being held by the lender in cash management accounts and is reflected as restricted cash in our consolidated balance sheets. Cash will be released from the lockbox once the hotel reaches profitability levels that terminate the cash trap or the loan is paid off. Cash held in the lockbox is not available for distribution for general corporate use or distribution to the shareholders. Margaritaville Hollywood Beach Resort also triggered cash trap provisions prior to our acquisition, but was released from this provision during the first quarter of 2022.

Table of Content
Hotel, ground and finance lease obligations
Our properties that are subject to hotel, ground or finance leases, as noted in Note 11, Commitment and Contingencies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases.
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of March 31, 2022, with $20.5 million payable within the next 12 months.
Purchase commitments
As of March 31, 2022, we had $5.3 million of outstanding purchase commitments, all of which will be paid within the next 12 months. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends
We expect to pay aggregate annual dividends of approximately $45.4 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares within the next 12 months and in each future year until the shares are redeemed. For further discussion on our preferred shares, see Note 7. Equity, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by (used in) operating activities was $38.8 million for the three months ended March 31, 2022 and $(7.1) million for the three months ended March 31, 2021. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by (used in) operations in 2022 as compared to 2021 is due to the resumption of operations at our hotels, as 13 of our hotels' operations remained temporarily suspended throughout the first quarter of 2021.
Investing Activities. Our net cash provided by (used in) investing activities was $(20.0) million for the three months ended March 31, 2022 and $(9.7) million for the three months ended March 31, 2021. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the three months ended March 31, 2022, we invested $19.9 million in improvements to our hotel properties.
•During the three months ended March 31, 2021, we invested $9.6 million in improvements to our hotel properties.
Financing Activities. Our net cash provided by (used in) financing activities was $(15.2) million for the three months ended March 31, 2022 and $5.1 million for the three months ended March 31, 2021. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the three months ended March 31, 2022, we paid $12.7 million in preferred and common distributions.
•During the three months ended March 31, 2021, we borrowed $263.8 million in other debt; repaid $40.0 million of revolving credit facilities borrowings and $177.0 million in other debt; paid $9.5 million in preferred and common distributions; purchased $21.0 million in Capped Call Transactions; and paid $9.6 million in financing fees.
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

Table of Content
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
For the three months ended March 31, 2022, we invested $19.9 million in capital investments to reposition and improve our properties, including the renovations of Hotel Vitale and Hotel Ziggy (formerly Grafton on Sunset).
Depending on market conditions, we expect to invest a total of $100.0 million to $120.0 million in capital investments in 2022, which includes approximately $50.0 million in redevelopment and repositioning projects at Hotel Vitale, Skamania Lodge, Solamar Hotel, Hilton San Diego Gaslamp Quarter and Jekyll Island Club Resort.
Common Share Repurchase Program and ATM Program
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the three months ended March 31, 2022. As of March 31, 2022, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing our existing indebtedness prohibit us from repurchasing common shares until we have certified compliance with certain financial covenants through June 30, 2022.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the three months ended March 31, 2022. As of March 31, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
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
As of March 31, 2022, we have interest rate swap agreements with an aggregate notional amount of $1.1 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5. Debt, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Table of Content
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
As of March 31, 2022, $454.6 million of our aggregate indebtedness (18.5% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	—	$—	—	—
February 1, 2022 - February 28, 2022	—	$—	—	—
March 1, 2022 - March 31, 2022	—	$—	—	—
Total	—	$—	—	$56,600,000
______________________
(1)     On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 7. Equity, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the $100.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1
Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on July 27, 2021 (File No. 001‑34571)).

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	April 26, 2022	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer