Form 10-Q
period 2022-06-30
Pebblebrook Hotel Trust
filed 2022-07-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common shares of beneficial interest ($0.01 par value per share)	131,452,043

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$6,039,477	$6,079,333
Hotels held for sale	146,805	—
Cash and cash equivalents	32,046	58,518
Restricted cash	30,744	33,729
Hotel receivables (net of allowance for doubtful accounts of $281 and $1,142, respectively)	54,899	37,045
Prepaid expenses and other assets	84,954	52,565
Total assets	$6,388,925	$6,261,190
LIABILITIES AND EQUITY
Debt	$2,517,751	$2,441,888
Accounts payable, accrued expenses and other liabilities	261,169	250,584
Lease liabilities - operating leases	320,315	319,426
Deferred revenues	75,340	69,064
Accrued interest	4,821	4,567
Liabilities related to hotels held for sale	4,636	—
Distribution payable	12,217	11,756
Total liabilities	3,196,249	3,097,285
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 at June 30, 2022 and December 31, 2021), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	296	296
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,905,132 shares issued and outstanding at June 30, 2022 and 130,813,750 shares issued and outstanding at December 31, 2021	1,309	1,308
Additional paid-in capital	4,271,169	4,268,042
Accumulated other comprehensive income (loss)	23,748	(19,442)
Distributions in excess of retained earnings	(1,190,693)	(1,094,023)
Total shareholders’ equity	3,105,829	3,156,181
Non-controlling interests	86,847	7,724
Total equity	3,192,676	3,163,905
Total liabilities and equity	$6,388,925	$6,261,190

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Room	$261,394	$108,603	$430,026	$162,066
Food and beverage	100,724	31,514	163,148	46,323
Other operating	35,406	23,197	62,418	38,568
Total revenues	397,524	163,314	655,592	246,957
Expenses:
Hotel operating expenses:
Room	58,002	28,563	100,465	45,273
Food and beverage	64,513	22,453	110,563	33,196
Other direct and indirect	105,881	56,219	191,728	101,447
Total hotel operating expenses	228,396	107,235	402,756	179,916
Depreciation and amortization	60,274	54,701	119,374	110,144
Real estate taxes, personal property taxes, property insurance, and ground rent	33,020	29,436	63,477	58,026
General and administrative	9,686	9,724	19,394	17,370
Impairment loss	12,271	—	73,254	14,856
Gain on sale of hotel properties	—	(64,558)	—	(64,558)
Other operating expenses	1,933	521	3,056	1,083
Total operating expenses	345,580	137,059	681,311	316,837
Operating income (loss)	51,944	26,255	(25,719)	(69,880)
Interest expense	(23,161)	(24,804)	(45,733)	(50,135)
Other	14	29	33	58
Income (loss) before income taxes	28,797	1,480	(71,419)	(119,957)
Income tax (expense) benefit	—	(52)	—	(55)
Net income (loss)	28,797	1,428	(71,419)	(120,012)
Net income (loss) attributable to non-controlling interests	808	(102)	122	(960)
Net income (loss) attributable to the Company	27,989	1,530	(71,541)	(119,052)
Distributions to preferred shareholders	(11,343)	(10,094)	(22,687)	(18,233)
Net income (loss) attributable to common shareholders	$16,646	$(8,564)	$(94,228)	$(137,285)

Net income (loss) per share available to common shareholders, basic	$0.13	$(0.07)	$(0.72)	$(1.05)
Net income (loss) per share available to common shareholders, diluted	$0.12	$(0.07)	$(0.72)	$(1.05)
Weighted-average number of common shares, basic	130,904,876	130,813,521	130,904,589	130,794,801
Weighted-average number of common shares, diluted	160,720,239	130,813,521	130,904,589	130,794,801

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Comprehensive Income:
Net income (loss)	$28,797	$1,428	$(71,419)	$(120,012)
Other comprehensive income (loss):
Change in fair value of derivative instruments	9,330	(2,310)	36,697	7,426
Amounts reclassified from other comprehensive income	2,404	6,407	6,778	12,825
Comprehensive income (loss)	40,531	5,525	(27,944)	(99,761)
Comprehensive income (loss) attributable to non-controlling interests	886	(76)	407	(828)
Comprehensive income (loss) attributable to the Company	$39,645	$5,601	$(28,351)	$(98,933)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	29,600,000	$296	130,904,299	$1,309	$4,269,322	$12,092	$(1,206,019)	$3,077,000	$7,934	$3,084,934
Issuance of shares, net of offering costs	—	—	—	—	(75)	—	—	(75)	—	(75)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	78,000	78,000
Share-based compensation	—	—	833	—	1,922	—	—	1,922	698	2,620
Distributions on common shares/units	—	—	—	—	—	—	(1,320)	(1,320)	(24)	(1,344)
Distributions on preferred shares/units	—	—	—	—	—	—	(11,343)	(11,343)	(647)	(11,990)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	9,252	—	9,252	78	9,330
Amounts reclassified from other comprehensive income	—	—	—	—	—	2,404	—	2,404	—	2,404
Net income (loss)	—	—	—	—	—	—	27,989	27,989	808	28,797
Balance at June 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,271,169	$23,748	$(1,190,693)	$3,105,829	$86,847	$3,192,676

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	20,400,000	$204	130,812,917	$1,308	$4,038,860	$(43,917)	$(983,771)	$3,012,684	$6,472	$3,019,156
Issuance of shares, net of offering costs	9,200,000	92	—	—	222,248	—	—	222,340	—	222,340
Share-based compensation	—	—	833	—	2,365	—	—	2,365	698	3,063
Distributions on common shares/units	—	—	—	—	—	—	(1,319)	(1,319)	(25)	(1,344)
Distributions on preferred shares	—	—	—	—	—	—	(10,094)	(10,094)	—	(10,094)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(2,310)	—	(2,310)	—	(2,310)
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,407	—	6,407	—	6,407
Net income (loss)	—	—	—	—	—	—	1,530	1,530	(102)	1,428
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Issuance of shares, net of offering costs	—	—	—	—	(75)	—	—	(75)	—	(75)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(49,787)	(1)	(1,112)	—	—	(1,113)	—	(1,113)
Share-based compensation	—	—	107,303	1	3,577	—	—	3,578	1,396	4,974
Distributions on common shares/units	—	—	—	—	—	—	(2,442)	(2,442)	(33)	(2,475)
Distributions on preferred shares/units	—	—	—	—	—	—	(22,687)	(22,687)	(647)	(23,334)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	36,412	—	36,412	285	36,697
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,778	—	6,778	—	6,778
Net income (loss)	—	—	—	—	—	—	(71,541)	(71,541)	122	(71,419)
Balance at June 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,271,169	$23,748	$(1,190,693)	$3,105,829	$86,847	$3,192,676

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Issuance of shares, net of offering costs	9,200,000	92	—	—	222,238	—	—	222,330	—	222,330
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	5,643	—	—	5,644	1,047	6,691
Distributions on common shares/units	—	—	—	—	—	—	(2,396)	(2,396)	(33)	(2,429)
Distributions on preferred shares	—	—	—	—	—	—	(18,233)	(18,233)	—	(18,233)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	7,426	—	7,426	—	7,426
Amounts reclassified from other comprehensive income	—	—	—	—	—	12,825	—	12,825	—	12,825
Net income (loss)	—	—	—	—	—	—	(119,052)	(119,052)	(960)	(120,012)
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$(71,419)	$(120,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119,374	110,144
Share-based compensation	4,974	5,244
Amortization of deferred financing costs, non-cash interest and other amortization	6,852	9,068
Gain on sale of hotel properties	—	(64,558)
Impairment loss	73,254	14,856
Non-cash ground rent	4,978	3,041
Other adjustments	(2,945)	(52)
Changes in assets and liabilities:
Hotel receivables	(19,048)	(17,610)
Prepaid expenses and other assets	(12,328)	7,315
Accounts payable and accrued expenses	34,779	38,765
Deferred revenues	4,158	11,516
Net cash provided by (used in) operating activities	142,629	(2,283)
Investing activities:
Improvements and additions to hotel properties	(42,411)	(26,984)
Proceeds from sales of hotel properties	72,969	171,988
Acquisition of hotel properties	(247,163)	—
Deposits on hotel properties	—	(17,148)
Other investing activities	(86)	(64)
Net cash provided by (used in) investing activities	(216,691)	127,792
Financing activities:
Gross proceeds from issuance of preferred shares	—	230,000
Payment of offering costs — common and preferred shares	(75)	(7,670)
Payment of deferred financing costs	(96)	(9,611)
Borrowings under revolving credit facilities	180,000	—
Repayments under revolving credit facilities	(80,000)	(40,000)
Proceeds from debt	—	268,599
Repayments of debt	(27,111)	(338,000)
Purchases of capped calls for convertible senior notes	—	(20,975)
Repurchases of common shares	(1,113)	(720)
Distributions — common shares/units	(2,644)	(2,634)
Distributions — preferred shares	(22,688)	(16,278)
Repayments of refundable membership deposits	(1,668)	(1,510)
Net cash provided by (used in) financing activities	44,605	61,201
Net change in cash and cash equivalents and restricted cash	(29,457)	186,710
Cash and cash equivalents and restricted cash, beginning of year	92,247	136,300
Cash and cash equivalents and restricted cash, end of period	$62,790	$323,010

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
As of June 30, 2022, the Company owned 54 hotels with a total of 13,415 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Philadelphia, Pennsylvania; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2022, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Update
The COVID-19 pandemic, which began in early 2020, has had a significant negative impact on the Company's operations and financial results and is expected to continue to have a negative impact on the hotel industry and the Company's results of operations, financial position and cash flows for the remainder of 2022. Results improved in 2021 and have continued to improve through the first six months of 2022. The Company exited its debt covenant waiver period under its credit facilities as of the end of the second quarter of 2022, and is in compliance with the covenants in the credit facility agreements. There remains significant uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.
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
The Company and its subsidiaries are separate legal entities and maintain records and books of accounts separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with U.S. GAAP. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Risks and Uncertainties
The state of the overall economy can significantly impact the hotels' operational performance and thus the Company's financial position. As discussed in Note 1. Organization, the COVID-19 pandemic has significantly impacted the hotels' operational performance. There has been a significant recovery in travel, however, the emergence of new variant strains or other factors that may impact travel demand may impact the Company's cash flow and ability to service debt or meet other financial obligations.
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
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
On May 11, 2022, the Company acquired the 119-room Inn on Fifth in Naples, Florida for $156.0 million, excluding prorations and transactions costs. This transaction was funded with cash on hand, the issuance of 16,291 common units of limited partnership interest in the Operating Partnership and 3,104,400 preferred units of the Operating Partnership designated as 6.0% Series Z Preferred Units.
On June 23, 2022, the Company acquired the 257-room Gurney's Newport Resort & Marina in Newport, Rhode Island for $174.0 million, using cash on hand and proceeds from its senior unsecured revolving credit facility. The property was acquired as part of a reverse 1031 Exchange in which the Company engaged a qualified intermediary to establish a trust to hold the property pending completion of the sale of the subject property or properties related to the reverse 1031 Exchange. The trust was deemed to be a variable interest entity (VIE) for which the Company is the primary beneficiary, and therefore, the Company has consolidated the trust and property.

Dispositions
The following table summarizes disposition transactions during 2022 and 2021 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Marker San Francisco	San Francisco, CA	June 28, 2022	$77,000
2022 Total			$77,000

Sir Francis Drake	San Francisco, CA	April 1, 2021	$157,625
The Roger New York	New York, NY	June 10, 2021	19,000
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021	87,500
2021 Total			$264,125
For the three and six months ended June 30, 2022, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(0.2) million and $(1.4) million, respectively, excluding impairment loss and (gain) loss on sale of hotel properties related to the hotel property sold.
For the three and six months ended June 30, 2021, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $(3.0) million and $(9.1) million, respectively, excluding impairment loss and (gain) loss on sale of hotel properties related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, did not qualify as discontinued operations.
Held for Sale
As of June 30, 2022, the Company had entered into agreements to sell two hotel properties in separate transactions for an aggregate sales price of approximately $151.0 million. These hotels were designated as held for sale as they met all of the Company's held for sale criteria. Accordingly, the Company classified all of the assets and liabilities related to these hotels as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. The Company expects to complete the sales of these properties in the third quarter of 2022.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land	$918,165	$926,330
Buildings and improvements	5,232,001	5,197,816
Furniture, fixtures and equipment	536,723	535,607
Finance lease asset	91,181	91,181
Construction in progress	13,208	15,869
	$6,791,278	$6,766,803
Right-of-use asset, operating leases	375,200	378,939
Investment in hotel properties	$7,166,478	$7,145,742
Less: Accumulated depreciation	(1,127,001)	(1,066,409)
Investment in hotel properties, net	$6,039,477	$6,079,333
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the six months ended June 30, 2022, the Company recognized an impairment loss of $73.3 million related to two hotels as a result of their fair values being lower than their carrying values. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for these properties. For the six months ended June 30, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property.

Right-of-use Assets and Lease Liabilities
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. When the rate implicit in the lease could not be determined, the Company used incremental borrowing rates, which ranged from 4.7% to 7.6%. In addition, the term used includes any options to exercise extensions when it is reasonably certain the Company will exercise such options. See Note 11. Commitments and Contingencies for additional information about the ground leases.
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.3 million and financing lease liabilities of $42.4 million. As of December 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
In 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and senior notes to, among other things, waive financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), extend certain debt maturity dates and increase the interest rate spread.

The Company's debt consisted of the following as of June 30, 2022 and December 31, 2021 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	June 30, 2022	December 31, 2021
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)(2)	March 2023	$100,000	$—
PHL unsecured credit facility	Floating	(3)	March 2023	—	—
Total revolving credit facilities				$100,000	$—

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	26,000	26,000
First Term Loan Extended	Floating	(4)	March 2024	274,000	274,000
Second Term Loan	Floating	(4)(10)	April 2022	—	26,327
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021 Extended	Floating	(4)(8)	November 2022	82,071	82,071
Tranche 2022	Floating	(4)(9)	November 2022	114,670	114,670
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				996,741	996,741
Total term loans at stated value				1,406,741	1,433,068
Deferred financing costs, net				(3,981)	(5,812)
Total term loans				$1,402,760	$1,427,256

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	750,000
Debt premium (discount), net				10,434	11,605
Deferred financing costs, net				(14,566)	(16,204)
Total convertible senior notes				$745,868	$745,401

Senior unsecured notes
Series A Notes	5.15%	(5)	December 2023	47,600	47,600
Series B Notes	5.38%	(6)	December 2025	2,400	2,400
Total senior unsecured notes at stated value				50,000	50,000
Deferred financing costs, net				(121)	(162)
Total senior unsecured notes				$49,879	$49,838

Mortgage loans
Margaritaville Hollywood Beach Resort	Floating	(7)	May 2023	161,500	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	60,589	61,373
Total mortgage loans at stated value				222,089	222,873
Debt premium (discount), net				(2,160)	(2,735)
Deferred financing costs, net				(685)	(745)
Total mortgage loans				$219,244	$219,393
Total debt				$2,517,751	$2,441,888
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
(4)    Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of June 30, 2022, approximately $1.0 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.01%, after taking into account interest rate swap agreements, and approximately $366.7 million bore an effective weighted-average floating interest rate of 4.26%. As of December 31, 2021, approximately $1.3 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.06%, after taking into account interest rate swap agreements, and approximately $113.1 million bore a weighted-average floating interest rate of 2.64%.
(5)    In February 2021, the interest rate increased from 4.70% to 5.15%.
(6)    In February 2021, the interest rate increased from 4.93% to 5.38%.
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
Assuming all debt extension options are exercised, as of June 30, 2022 the Company will have $60.0 million in debt principal due within one year. The Company intends to refinance or repay this principal using cash flow from operations, proceeds from property sales or borrowings on the revolving credit facility.
Unsecured Revolving Credit Facilities
The Company has a $611.0 million senior unsecured revolving credit facility which will mature in March 2023, with options to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. As of June 30, 2022, the Company had $100.0 million outstanding borrowings, $12.6 million of outstanding letters of credit and borrowing capacity of $498.4 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The Company has the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements, the spread on the borrowings is fixed at 2.40% during the waiver period. Additionally, the Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
The Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility has substantially similar terms as the Company's senior unsecured revolving credit facility and matures in March 2023. Borrowings on the PHL Credit Facility bear interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings is fixed at 2.40% during the waiver period. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of June 30, 2022, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.6 million and $12.1 million were outstanding as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The Company has senior unsecured term loans with different maturities. Each unsecured term loan bears interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities is subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of June 30, 2022, the Company was in compliance with all debt covenants of its term loan facilities.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of June 30, 2022 and December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). In February 2021, as a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes increased to 5.15% and 5.38%, respectively. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2022, the Company was in compliance with all such debt covenants.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Unsecured revolving credit facilities	$786	$507	$1,279	$1,068
Unsecured term loan facilities	13,609	15,632	27,143	31,541
Convertible senior notes	3,281	3,280	6,562	6,099
Senior unsecured notes	645	1,020	1,290	2,272
Mortgage debt	2,064	—	3,874	—
Amortization of deferred financing fees, (premiums) and discounts	2,164	2,709	4,449	5,368
Other	612	1,656	1,136	3,787
Total interest expense	$23,161	$24,804	$45,733	$50,135
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of June 30, 2022 and December 31, 2021 was $706.1 million and $747.8 million, respectively. The estimated fair value of the Company's variable rate debt approximates its book value.
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
The Company's interest rate swaps at June 30, 2022 and December 31, 2021 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	June 30, 2022	December 31, 2021
Swap-cash flow	1.78% - 1.79%	January 2022	$—	$180,000
Swap-cash flow	1.64% - 1.68%	April 2022	—	100,000
Swap-cash flow	0.17%	January 2023	200,000	200,000
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	290,000
Total			$1,040,000	$1,320,000

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
As of June 30, 2022, the Company's derivative instruments were in an asset position with an aggregate fair value of $23.9 million. None of the Company's derivative instruments were in a liability position as of June 30, 2022. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $11.8 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Southern Florida/Georgia	$80,284	$38,729	$165,525	$73,973
San Diego, CA	84,580	41,466	137,459	56,144
Boston, MA	73,717	23,455	107,653	33,212
Los Angeles, CA	44,892	21,741	81,113	29,781
San Francisco, CA	32,250	9,176	46,317	12,129
Portland, OR	24,412	12,142	37,936	17,924
Chicago, IL	20,344	4,274	27,012	6,098
Washington, D.C.	16,971	4,264	23,247	6,166
Other (1)	15,158	6,629	22,441	9,604
Seattle, WA	4,916	1,438	6,889	1,926
	$397,524	$163,314	$655,592	$246,957
______________________
(1)     Other includes: New York, NY, Philadelphia, PA, Newport, RI, and Santa Cruz, CA.
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
Share Repurchase Program
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the six months ended June 30, 2022, the Company had no repurchases under this program, and as of June 30, 2022, $56.6 million of common shares remained available for repurchase under this program. The credit agreements governing the Company's existing indebtedness prohibit the Company from repurchasing common shares until the Company has certified compliance with certain financial covenants through June 30, 2022.

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
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the six months ended June 30, 2022. As of June 30, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2022:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2022	March 31, 2022	April 15, 2022
$0.01	June 30, 2022	June 30, 2022	July 15, 2022
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
The following Preferred Shares were outstanding as of June 30, 2022 and December 31, 2021:

Security Type	June 30, 2022	December 31, 2021
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	10,000,000	10,000,000
	29,600,000	29,600,000
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2022:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series E	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
6.30% Series F	$0.39	March 31, 2022	March 31, 2022	April 15, 2022
6.30% Series F	$0.39	June 30, 2022	June 30, 2022	July 15, 2022
6.375% Series G	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series G	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
5.70% Series H	$0.36	March 31, 2022	March 31, 2022	April 15, 2022
5.70% Series H	$0.36	June 30, 2022	June 30, 2022	July 15, 2022
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
On May 11, 2022, in connection with the acquisition of the Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units in the Operating Partnership.
As of June 30, 2022 and December 31, 2021, the Operating Partnership had 149,896 and 133,605 OP units, respectively, held by third parties, excluding LTIP units.
As of June 30, 2022, the Operating Partnership had two classes of long-term incentive partnership ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of June 30, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at June 30, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, in connection with the acquisition of the Inn on Fifth in Naples, Florida, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the common OP units and on parity with the Operating Partnership's Series E, Series, F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25 per share.
At any time, holders of Series Z Preferred Units may elect to convert some or all of their units into any other series of the Operating Partnership’s preferred units outstanding at that time. After the second anniversary of the issuance of the Series Z Preferred Units, holders may elect to redeem some or all of their units for, at the Company’s election, cash, common shares having an equivalent value or preferred shares on a one-for-one basis. After the fifth anniversary of their issuance, the Company may redeem the Series Z Preferred Units for cash, common shares having an equivalent value or preferred shares on a one-for-one basis. At any time following a change of control of the Company, holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company’s election, cash or common shares having an equivalent value.
As of June 30, 2022, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. On May 19, 2021, the Company’s shareholders approved an amendment to the Plan which increased the aggregate number of common shares that may be issued under the Plan as share awards, performance units, options, share appreciation rights and other equity-based awards by 1,675,000. As of June 30, 2022, there were 1,740,854 common shares available for issuance under the Plan.

Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of June 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	567,431	$22.53
Granted	121,086	$22.49
Vested	(107,303)	$26.23
Forfeited	(36,503)	$22.80
Unvested at June 30, 2022	544,711	$21.77
For the three and six months ended June 30, 2022 the Company recognized approximately $0.8 million and $1.6 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2021 the Company recognized approximately $1.1 million and $1.9 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
On May 16, 2022, the Board of Trustees approved a target award of 175,898 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2025. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2025 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2022 through December 31, 2024.
For the three and six months ended June 30, 2022, the Company recognized approximately $1.1 million and $2.0 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2021, the Company recognized approximately $1.3 million and $2.3 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership ("LTIP") Units
As of June 30, 2022, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of June 30, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at June 30, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described in Note 7, Equity.
For the three and six months ended June 30, 2022, the Company recognized approximately $0.7 million and $1.4 million, respectively, in expense related to these LTIP units. For the three and six months ended June 30, 2021, the Company recognized approximately $0.7 million and $1.0 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three and six months ended June 30, 2022, and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2022 and December 31, 2021, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2018 and 2017, respectively.

Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$16,646	$(8,564)	$(94,228)	$(137,285)
Less: Dividends paid on unvested share-based compensation	(12)	(12)	(22)	(23)
Less: Undistributed earnings attributable to share-based compensation	(133)	—	—	—
Net income (loss) available to common shareholders — basic	$16,501	$(8,576)	$(94,250)	$(137,308)
Plus: Interest expense on convertible notes	3,281	—	—	—
Net income (loss) available to common shareholders — diluted	$19,782	$(8,576)	$(94,250)	$(137,308)

Denominator:
Weighted-average number of common shares — basic	130,904,876	130,813,521	130,904,589	130,794,801
Effect of dilutive share-based compensation	374,188	—	—	—
Effect of dilutive convertible notes	29,441,175	—	—	—
Weighted-average number of common shares — diluted	160,720,239	130,813,521	130,904,589	130,794,801

Net income (loss) per share available to common shareholders — basic	$0.13	$(0.07)	$(0.72)	$(1.05)
Net income (loss) per share available to common shareholders — diluted	$0.12	$(0.07)	$(0.72)	$(1.05)
For the three and six months ended June 30, 2022, zero and 1,056,949, respectively, shares of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, 1,030,676 shares of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, zero and 29,441,175, respectively, common shares underlying the convertible notes have been excluded from diluted shares as their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, 29,441,175 common shares underlying the convertible notes have been excluded from diluted shares as their effect would have been anti-dilutive.
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
For the three and six months ended June 30, 2022, combined base and incentive management fees were $12.1 million and $19.8 million, respectively. For the three and six months ended June 30, 2021, combined base and incentive management fees were $4.4 million and $6.7 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.

Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2022 and December 31, 2021, the Company had $30.7 million and $33.7 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of June 30, 2022, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
Estancia La Jolla Hotel & Spa	Operating lease	January 2066
San Diego Mission Bay Resort	Operating lease	July 2068
1 Hotel San Francisco (formerly Hotel Vitale)	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Harbor Court Hotel San Francisco	Finance lease	August 2052
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
The components of ground rent expense for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Fixed ground rent	$4,561	$4,290	$9,017	$8,603
Variable ground rent	5,414	1,862	8,468	3,358
Total ground rent	$9,975	$6,152	$17,485	$11,961

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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2022	2021

Interest paid, net of capitalized interest	$41,161	$43,373
Interest capitalized	$1,434	$—
Income taxes paid (refunded)	$(536)	$74

Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$—	$113,099
Distributions payable on common shares/units	$1,351	$1,527
Distributions payable on preferred shares/units	$10,866	$9,513
Issuance of common shares for Board of Trustees compensation	$738	$516
Issuance of common shares for executive and employee bonuses	$—	$1,446
Issuance of common units in connection with hotel acquisition	$390	$—
Issuance of preferred units in connection with hotel acquisition	$77,610	$—
Accrued additions and improvements to hotel properties	$6,762	$1,206
Right of use assets obtained in exchange for lease liabilities	$1,005	$—
Write-off of fully amortized deferred financing costs	$5,723	$4,516
Note 13. Subsequent Events
In July 2022, the Company entered into an agreement to sell a property for $32.9 million. This is in addition to the two properties classified as held for sale as of June 30, 2022.

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•the COVID-19 pandemic has had, and is expected to continue to have, a significant negative impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to negatively affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and share price;
•as a result of the COVID-19 pandemic, we suspended operations at most of our hotels and resorts. Operations have recommenced and are improving. However, if continued improvement is interrupted, we may become out of compliance with maintenance covenants in certain of our debt facilities;
•world events impacting the ability or desire of people to travel may lead to a decline in demand for hotels;
•risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control, including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
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
Overview
The COVID-19 pandemic, which began in early 2020, has had a significant negative impact on our operations and financial results and is expected to continue to have a negative impact on the hotel industry and our results of operations, financial position and cash flows for the remainder of 2022. Results improved in 2021 and have continued to improve through the first six months of 2022. We exited the debt covenant waiver period under our credit facilities as of the end of the second quarter of 2022, and we are in compliance with the covenants in the credit facility agreements. There remains significant uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.
Overall performance has been led by the recovery of leisure travel which has driven revenue at our resorts to pre-pandemic levels. Corporate and group business has been slower to recover, but has substantially increased compared to 2021. We expect these trends to continue if the overall economic recovery continues. Recent inflation and the expectation of future inflation have caused labor and other costs to increase and have added additional uncertainty in consumer confidence and the continued growth in the economy.
During the six months ended June 30, 2022, we had the following transactions:
•On May 11, 2022, we acquired Inn on Fifth in Naples, Florida for $156.0 million.
•On June 23, 2022, we acquired Gurney's Newport Resort & Marina in Newport, Rhode Island for $174.0 million.
•On June 28, 2022, we sold The Marker San Francisco in San Francisco, California for $77.0 million.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2022 and 2021:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Same-Property Occupancy	69.4%	42.6%	58.9%	32.4%
Same-Property ADR	$318.58	$258.21	$309.86	$255.57
Same-Property RevPAR	$221.04	$109.96	$182.41	$82.70
Same-Property Total RevPAR	$335.61	$170.83	$277.80	$130.01
The above table of hotel operating statistics includes information from all hotels owned as of June 30, 2022 for the three months ended June 30, 2022 and 2021, except for 1 Hotel San Francisco which was closed for renovations, and Gurney's Newport Resort & Marina due to its acquisition on June 23, 2022.
The above table of hotel operating statistics includes information from all hotels owned as of June 30, 2022 for the six months ended June 30, 2022 and 2021, except for 1 Hotel San Francisco for the first and second quarter which was closed for renovations, Inn on Fifth for the first quarter due to its acquisition on May 11, 2022, and Gurney's Newport Resort & Marina for the first and second quarter due to its acquisition on June 23, 2022. Additionally, The Marker San Francisco was excluded in the second quarter due to its sale on June 28, 2022.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$28,797	$1,428	$(71,419)	$(120,012)
Adjustments:
Real estate depreciation and amortization	60,185	54,589	119,195	109,922
(Gain) loss on sale of hotel properties	—	(64,558)	—	(64,558)
Impairment loss	12,271	—	73,254	14,856
FFO	$101,253	$(8,541)	$121,030	$(59,792)
Distribution to preferred shareholders and unit holders	(11,991)	(10,094)	(23,335)	(18,233)
FFO available to common share and unit holders	$89,262	$(18,635)	$97,695	$(78,025)
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	$28,797	$1,428	$(71,419)	$(120,012)
Adjustments:
Interest expense	23,161	24,804	45,733	50,135
Income tax expense (benefit)	—	52	—	55
Depreciation and amortization	60,274	54,701	119,374	110,144
EBITDA	$112,232	$80,985	$93,688	$40,322
(Gain) loss on sale of hotel properties	—	(64,558)	—	(64,558)
Impairment loss	12,271	—	73,254	14,856
EBITDAre	$124,503	$16,427	$166,942	$(9,380)

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
Results of Operations
At June 30, 2022 and 2021, we had 54 and 51, respectively, wholly owned properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2022 and 2021. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
Sir Francis Drake	San Francisco, CA	April 1, 2021
The Roger New York	New York, NY	June 10, 2021
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021
The Marker San Francisco	San Francisco, CA	June 28, 2022

Property	Location	Acquisition Date
Jekyll Island Club Resort	Jekyll Island, GA	July 22, 2021
Margaritaville Hollywood Beach Resort	Hollywood, FL	September 23, 2021
Estancia La Jolla Hotel & Spa	La Jolla, CA	December 1, 2021
Inn on Fifth	Naples, FL	May 11, 2022
Gurney's Newport Resort & Marina	Newport, RI	June 23, 2022
Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021
Revenues — Total hotel revenues increased by $234.2 million, of which $50.7 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure travel demand during the spring and summer travel season, as well as some recoveries in business and group bookings.
Hotel operating expenses — Total hotel operating expenses increased by $121.2 million, of which $29.2 million was due to non-comparable properties, and the balance was primarily due to resuming operations at our comparable properties and returning demand in the second quarter of 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $5.6 million primarily due to our acquisitions of three non-comparable properties in 2021.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $3.6 million primarily due to an increase in ground rent at our three non-comparable properties acquired in 2021.
Impairment loss — We recognized an impairment loss of $12.3 million in 2022 related to two hotels. No impairment loss was incurred during in 2021.
Gain on sale of hotel properties — No gain on sale was recognized in 2022. We recognized a gain on sale of $64.6 million in 2021 primarily due to the sale of Sir Francis Drake.
Other operating expenses — Other operating expenses increased by $1.4 million primarily due to an increase in pre-opening expenses.
Interest expense — Interest expense decreased by $1.6 million primarily due to interest capitalized on renovation projects in 2022 as well as the maturity of certain interest rate swap agreements.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders. In 2022, this amount includes $0.6 million in preferred distributions to the holders of Series Z Preferred Units which were issued in May 2022.
Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of our issuance of the Series G and Series H Cumulative Redeemable Preferred Shares in May 2021 and July 2021, respectively.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
Revenues — Total hotel revenues increased by $408.6 million, of which $90.0 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure travel demand during the spring and summer travel seasons, as well as some recoveries in business and group bookings. In addition, 13 of our hotels remained temporarily suspended throughout the first quarter of 2021.
Hotel operating expenses — Total hotel operating expenses increased by $222.8 million, of which $51.1 million was due to non-comparable properties, and the balance was primarily due to resuming operations at our comparable properties and returning demand in 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $9.2 million primarily due to our acquisitions of three non-comparable properties in 2021.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $5.5 million primarily due to an increase in ground rent and property insurance at our three non-comparable properties acquired in 2021.
General and administrative — General and administrative expenses increased by $2.0 million primarily due to a $1.6 million increase in compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment loss — We recognized an impairment loss of $73.3 million in 2022 related to two hotels. We recognized an impairment loss of $14.9 million in 2021 related to one hotel.
Gain on sale of hotel properties — No gain on sale was recognized in 2022. We recognized a gain on sale of $64.6 million in 2021 primarily due to the sale of Sir Francis Drake.
Other operating expenses — Other operating expenses increased by $2.0 million primarily due to an increase in pre-opening expenses and hotel management transition costs.
Interest expense — Interest expense decreased by $4.4 million primarily due to interest capitalized on renovation projects in 2022 as well as the maturity of certain interest rate swap agreements.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders. In 2022, this amount includes $0.6 million in preferred distributions to the holders of Series Z Preferred Units which were issued in May 2022.
Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of our issuance of the Series G and Series H Cumulative Redeemable Preferred Shares in May 2021 and July 2021, respectively.
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
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from hotel property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before June 30, 2023) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our hotel property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $561.2 million as of June 30, 2022, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of June 30, 2022, we had no off-balance sheet arrangements.

Table of Content
In order to maintain our qualification as a REIT, we must pay dividends to our shareholders of at least 90% of our taxable income. As a result of this requirement, we cannot rely on retained earnings to fund long-term liquidity requirements such as hotel property acquisitions, redevelopments and repayments of long-term debt. As such, we expect to continue to raise capital through equity and debt offerings to fund our growth.
For a discussion on the impact of the COVID-19 pandemic on our liquidity, see Overview.
Our material cash requirements include the following contractual and other obligations.
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.5 billion as of June 30, 2022, as summarized in the following table:

June 30, 2022
(in thousands)
Revolving credit facilities	$100,000
Term loans	1,406,741
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	222,089
Total debt at face value	$2,528,830
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In April 2022, we repaid the remaining $26.3 million principal balance on our Second Term Loan using cash on hand. We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of June 30, 2022 will be $2.7 billion through their maturity, with $60.0 million of principal and $83.7 million of interest payable on or before June 30, 2023. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales or refinance with long-term debt.
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
Hotel, ground and finance lease obligations
Our properties that are subject to hotel, ground or finance leases, as noted in Note 11. Commitment and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases.
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of June 30, 2022, with $20.8 million payable on or before June 30, 2023.

Table of Content
Purchase commitments
As of June 30, 2022, we had $6.8 million of outstanding purchase commitments, all of which will be paid on or before June 30, 2023. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends
We expect to pay aggregate annual dividends of approximately $50.0 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and our Series Z Cumulative Perpetual Preferred Units within the next 12 months and in each future year until the shares are redeemed. For further discussion on our preferred shares and units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by (used in) operating activities was $142.6 million for the six months ended June 30, 2022, and $(2.3) million for the six months ended June 30, 2021. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by (used in) operations in 2022 as compared to 2021 is due to the resumption of operations at our hotels, an increase in leisure travel demand during the spring and summer travel seasons, as well as some recoveries in business and group bookings. In addition, the operations at 13 of our hotels were temporarily suspended throughout the first quarter of 2021 and all hotels are operating in 2022.
Investing Activities. Our net cash provided by (used in) investing activities was $(216.7) million for the six months ended June 30, 2022, and $127.8 million for the six months ended June 30, 2021. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the six months ended June 30, 2022, we invested $42.4 million in improvements to our hotel properties; received $73.0 million from the sale of one hotel property; and purchased two hotel properties using cash of $247.2 million.
•During the six months ended June 30, 2021, we invested $27.0 million in improvements to our hotel properties; received $172.0 million from the sale of two hotel properties; and paid a deposit for the acquisition of one hotel property using cash of $17.1 million.
Financing Activities. Our net cash provided by (used in) financing activities was $44.6 million for the six months ended June 30, 2022, and $61.2 million for the six months ended June 30, 2021. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the six months ended June 30, 2022, we borrowed and repaid $180.0 million and $80.0 million, respectively, of revolving credit facility borrowings; repaid $27.1 million in other debt; and paid $25.3 million in preferred and common distributions.
•During the six months ended June 30, 2021, we borrowed and repaid $268.6 million and $338.0 million, respectively, in other debt; received $230.0 million in gross proceeds from the issuances of preferred shares; repaid $40.0 million of revolving credit facilities borrowings; paid $18.9 million in preferred and common distributions; purchased $21.0 million in capped call transactions; paid $7.7 million in offering costs; and paid $9.6 million in financing fees.
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
For the six months ended June 30, 2022, we invested $42.4 million in capital investments to reposition and improve our properties, including the renovations of 1 Hotel San Francisco (formerly Hotel Vitale), Hotel Ziggy (formerly Grafton on Sunset) and Skamania Lodge.
Depending on market conditions, we expect to invest a total of $100.0 million to $120.0 million in capital investments in 2022, which includes approximately $50.0 million in redevelopment and repositioning projects at 1 Hotel San Francisco (formerly Hotel Vitale), Skamania Lodge, Solamar Hotel, Hilton San Diego Gaslamp Quarter and Jekyll Island Club Resort.
Common Share Repurchase Program and ATM Program
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the six months ended June 30, 2022. As of June 30, 2022, $56.6 million of common shares remained available for repurchase under this program.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the six months ended June 30, 2022. As of June 30, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate. Inflation may also affect our expenses and costs of capital investments by increasing, among other things, the costs of labor, employee related benefits, food, commodities, and other materials, taxes, insurance and utilities.
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
As of June 30, 2022, we have interest rate swap agreements with an aggregate notional amount of $1.0 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
As of June 30, 2022, $628.2 million of our aggregate indebtedness (24.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	—	$—	—	—
May 1, 2022 - May 31, 2022	—	$—	—	—
June 1, 2022 - June 30, 2022	—	$—	—	—
Total	—	$—	—	$56,600,000
______________________
(1)     On February 22, 2016, the Company announced its Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's common shares. Under this program, the Company may repurchase its common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of shares that may yet be purchased under the $100.0 million share repurchase program that was announced on July 27, 2017, which will commence upon the completion of the Company's $150.0 million share repurchase program. See Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the $100.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Amendment No. 4 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective May 16, 2022 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 16, 2022 (File No. 001‑34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	July 26, 2022	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer