Form 10-Q
period 2022-09-30
Pebblebrook Hotel Trust
filed 2022-10-27
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2022
Common shares of beneficial interest ($0.01 par value per share)	131,472,449

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,964,823	$6,079,333
Cash and cash equivalents	190,750	58,518
Restricted cash	19,371	33,729
Hotel receivables (net of allowance for doubtful accounts of $391 and $1,142, respectively)	66,759	37,045
Prepaid expenses and other assets	94,683	52,565
Total assets	$6,336,386	$6,261,190
LIABILITIES AND EQUITY
Debt	$2,418,770	$2,441,888
Accounts payable, accrued expenses and other liabilities	278,093	250,584
Lease liabilities - operating leases	320,323	319,426
Deferred revenues	72,808	69,064
Accrued interest	10,408	4,567
Distribution payable	12,559	11,756
Total liabilities	3,112,961	3,097,285
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $740,000 at September 30, 2022 and December 31, 2021), 100,000,000 shares authorized; 29,600,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	296	296
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 130,905,132 shares issued and outstanding at September 30, 2022 and 130,813,750 shares issued and outstanding at December 31, 2021	1,309	1,308
Additional paid-in capital	4,273,603	4,268,042
Accumulated other comprehensive income (loss)	38,796	(19,442)
Distributions in excess of retained earnings	(1,178,289)	(1,094,023)
Total shareholders’ equity	3,135,715	3,156,181
Non-controlling interests	87,710	7,724
Total equity	3,223,425	3,163,905
Total liabilities and equity	$6,336,386	$6,261,190

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Room	$277,971	$162,548	$707,997	$324,614
Food and beverage	98,080	48,900	261,228	95,223
Other operating	40,642	27,362	103,060	65,930
Total revenues	416,693	238,810	1,072,285	485,767
Expenses:
Hotel operating expenses:
Room	66,637	40,504	167,102	85,777
Food and beverage	69,296	34,925	179,859	68,121
Other direct and indirect	115,589	72,622	307,317	174,069
Total hotel operating expenses	251,522	148,051	654,278	327,967
Depreciation and amortization	60,372	55,492	179,746	165,636
Real estate taxes, personal property taxes, property insurance, and ground rent	34,641	26,204	98,118	84,230
General and administrative	10,281	9,433	29,675	26,803
Impairment loss	12,865	—	86,119	14,856
Gain on sale of hotel properties	(6,194)	(171)	(6,194)	(64,729)
Other operating expenses	989	431	4,045	1,514
Total operating expenses	364,476	239,440	1,045,787	556,277
Operating income (loss)	52,217	(630)	26,498	(70,510)
Interest expense	(25,020)	(22,930)	(70,753)	(73,065)
Other	123	27	156	85
Income (loss) before income taxes	27,320	(23,533)	(44,099)	(143,490)
Income tax (expense) benefit	(1,015)	(5)	(1,015)	(60)
Net income (loss)	26,305	(23,538)	(45,114)	(143,550)
Net income (loss) attributable to non-controlling interests	1,237	(125)	1,359	(1,085)
Net income (loss) attributable to the Company	25,068	(23,413)	(46,473)	(142,465)
Distributions to preferred shareholders	(11,344)	(12,528)	(34,031)	(30,761)
Issuance costs of redeemed preferred shares	—	(8,043)	—	(8,043)
Net income (loss) attributable to common shareholders	$13,724	$(43,984)	$(80,504)	$(181,269)

Net income (loss) per share available to common shareholders, basic	$0.10	$(0.34)	$(0.62)	$(1.39)
Net income (loss) per share available to common shareholders, diluted	$0.10	$(0.34)	$(0.62)	$(1.39)
Weighted-average number of common shares, basic	130,905,132	130,813,750	130,904,772	130,801,187
Weighted-average number of common shares, diluted	131,149,783	130,813,750	130,904,772	130,801,187

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Comprehensive Income:
Net income (loss)	$26,305	$(23,538)	$(45,114)	$(143,550)
Other comprehensive income (loss):
Change in fair value of derivative instruments	16,487	(323)	53,184	7,103
Amounts reclassified from other comprehensive income	(1,337)	6,494	5,441	19,319
Comprehensive income (loss)	41,455	(17,367)	13,511	(117,128)
Comprehensive income (loss) attributable to non-controlling interests	1,339	(84)	1,746	(912)
Comprehensive income (loss) attributable to the Company	$40,116	$(17,283)	$11,765	$(116,216)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,271,169	$23,748	$(1,190,693)	$3,105,829	$86,847	$3,192,676
Issuance of shares, net of offering costs	—	—	—	—	(48)	—	—	(48)	—	(48)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	2,482	—	—	2,482	699	3,181
Distributions on common shares/units	—	—	—	—	—	—	(1,320)	(1,320)	(11)	(1,331)
Distributions on preferred shares/units	—	—	—	—	—	—	(11,344)	(11,344)	(1,164)	(12,508)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	16,385	—	16,385	102	16,487
Amounts reclassified from other comprehensive income	—	—	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Net income (loss)	—	—	—	—	—	—	25,068	25,068	1,237	26,305
Balance at September 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,273,603	$38,796	$(1,178,289)	$3,135,715	$87,710	$3,223,425

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,263,473	$(39,820)	$(993,654)	$3,231,603	$7,043	$3,238,646
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,857)	—	(8,043)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	10,000,000	100	—	—	241,676	—	—	241,776	—	241,776
Share-based compensation	—	—	—	—	2,403	—	—	2,403	697	3,100
Distributions on common shares/units	—	—	—	—	—	—	(1,317)	(1,317)	(8)	(1,325)
Distributions on preferred shares	—	—	—	—	—	—	(12,528)	(12,528)	—	(12,528)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(496)	—	(496)	173	(323)
Amounts reclassified from other comprehensive income	—	—	—	—	—	6,494	—	6,494	—	6,494
Net income (loss)	—	—	—	—	—	—	(23,413)	(23,413)	(125)	(23,538)
Balance at September 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,265,695	$(33,429)	$(1,038,955)	$3,194,915	$7,387	$3,202,302

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Issuance of shares, net of offering costs	—	—	—	—	(123)	—	—	(123)	—	(123)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(49,787)	(1)	(1,112)	—	—	(1,113)	—	(1,113)
Share-based compensation	—	—	107,303	1	6,059	—	—	6,060	2,095	8,155
Distributions on common shares/units	—	—	—	—	—	—	(3,762)	(3,762)	(44)	(3,806)
Distributions on preferred shares/units	—	—	—	—	—	—	(34,031)	(34,031)	(1,811)	(35,842)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	52,797	—	52,797	387	53,184
Amounts reclassified from other comprehensive income	—	—	—	—	—	5,441	—	5,441	—	5,441
Net income (loss)	—	—	—	—	—	—	(46,473)	(46,473)	1,359	(45,114)
Balance at September 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,273,603	$38,796	$(1,178,289)	$3,135,715	$87,710	$3,223,425

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,857)	—	(8,043)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	19,200,000	192	—	—	463,914	—	—	464,106	—	464,106
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	8,046	—	—	8,047	1,744	9,791
Distributions on common shares/units	—	—	—	—	—	—	(3,713)	(3,713)	(41)	(3,754)
Distributions on preferred shares	—	—	—	—	—	—	(30,761)	(30,761)	—	(30,761)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	6,930	—	6,930	173	7,103
Amounts reclassified from other comprehensive income	—	—	—	—	—	19,319	—	19,319	—	19,319
Net income (loss)	—	—	—	—	—	—	(142,465)	(142,465)	(1,085)	(143,550)
Balance at September 30, 2021	29,600,000	$296	130,813,750	$1,308	$4,265,695	$(33,429)	$(1,038,955)	$3,194,915	$7,387	$3,202,302

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$(45,114)	$(143,550)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	179,746	165,636
Share-based compensation	8,155	8,345
Amortization of deferred financing costs, non-cash interest and other amortization	9,961	12,668
Gain on sale of hotel properties	(6,194)	(64,729)
Impairment loss	86,119	14,856
Non-cash ground rent	7,467	4,563
Other adjustments	(3,914)	(214)
Changes in assets and liabilities:
Hotel receivables	(29,243)	(21,657)
Prepaid expenses and other assets	(5,297)	(540)
Accounts payable and accrued expenses	50,280	57,685
Deferred revenues	2,447	11,190
Net cash provided by (used in) operating activities	254,413	44,253
Investing activities:
Improvements and additions to hotel properties	(68,266)	(52,778)
Proceeds from sales of hotel properties	248,908	255,927
Acquisition of hotel properties	(247,163)	(190,968)
Deposits on hotel properties	—	(1,020)
Other investing activities	(111)	(96)
Net cash provided by (used in) investing activities	(66,632)	11,065
Financing activities:
Gross proceeds from issuance of preferred shares	—	480,000
Payment of offering costs — common and preferred shares	(123)	(15,894)
Payment of deferred financing costs	(96)	(10,082)
Borrowings under revolving credit facilities	180,000	—
Repayments under revolving credit facilities	(180,000)	(40,000)
Proceeds from debt	—	268,599
Repayments of debt	(27,740)	(388,000)
Purchases of capped calls for convertible senior notes	—	(20,975)
Repurchases of common shares	(1,113)	(720)
Redemption of preferred shares	—	(250,000)
Distributions — common shares/units	(3,968)	(3,957)
Distributions — preferred shares/units	(34,859)	(26,049)
Repayments of refundable membership deposits	(2,008)	(1,872)
Net cash provided by (used in) financing activities	(69,907)	(8,950)
Net change in cash and cash equivalents and restricted cash	117,874	46,368
Cash and cash equivalents and restricted cash, beginning of year	92,247	136,300
Cash and cash equivalents and restricted cash, end of period	$210,121	$182,668

The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Pebblebrook Hotel Trust (the "Company") is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets.
As of September 30, 2022, the Company owned 51 hotels with a total of 12,756 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Miami (Coral Gables), Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2022, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Update
The COVID-19 pandemic, which began in early 2020, has had a significant negative impact on the Company's operations and financial results and is expected to continue to have a negative impact on the hotel industry and the Company's results of operations, financial position and cash flows for the remainder of 2022. Results improved in 2021 and have continued to improve through the first nine months of 2022. The Company exited its debt covenant waiver period under its credit facilities as of the end of the second quarter of 2022, and is in compliance with the covenants in the credit facility agreements. There remains significant uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.
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

Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management’s best judgment after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.
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
On June 23, 2022, the Company acquired the 257-room Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) in Newport, Rhode Island for $174.0 million, using cash on hand and proceeds from its senior unsecured revolving credit facility. The property was acquired as part of a reverse 1031 Exchange in which the Company engaged a qualified intermediary to establish a trust to hold the property pending completion of the sale of the subject property or properties related to the reverse 1031 Exchange. The trust was deemed to be a variable interest entity (VIE) for which the Company is the primary beneficiary, and therefore, the Company has consolidated the trust and property.

Dispositions
The following table summarizes disposition transactions during 2022 and 2021 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Marker San Francisco	San Francisco, CA	June 28, 2022	$77,000
Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA	August 2, 2022	80,000
Hotel Spero	San Francisco, CA	August 25, 2022	71,000
Hotel Vintage Portland	Portland, OR	September 14, 2022	32,900
2022 Total			$260,900

Sir Francis Drake	San Francisco, CA	April 1, 2021	$157,625
The Roger New York	New York, NY	June 10, 2021	19,000
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021	87,500
2021 Total			$264,125
For the three and nine months ended September 30, 2022, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $0.6 million and $(3.4) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.
For the three and nine months ended September 30, 2021, the accompanying consolidated statements of operations and comprehensive income included operating (loss) of $(3.6) million and $(19.0) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results and, therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land	$911,898	$926,330
Buildings and improvements	5,197,437	5,197,816
Furniture, fixtures and equipment	535,997	535,607
Finance lease asset	91,181	91,181
Construction in progress	21,369	15,869
	$6,757,882	$6,766,803
Right-of-use asset, operating leases	372,791	378,939
Investment in hotel properties	$7,130,673	$7,145,742
Less: Accumulated depreciation	(1,165,850)	(1,066,409)
Investment in hotel properties, net	$5,964,823	$6,079,333

On September 27, 2022, LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") and Inn on Fifth, both located in Naples, Florida, and Southernmost Beach Resort located in Key West, Florida were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost Beach Resort did not suffer significant damage and have been reopened. LaPlaya was closed in anticipation of the storm and remains closed as a result of the damage sustained from Hurricane Ian. The Company expects LaPlaya to re-open in stages beginning in the fourth quarter of 2022.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian. Insurance proceeds are subject to deductibles. As of September 30, 2022, the Company recognized an impairment for the damage to LaPlaya and Southernmost Beach Resort, which resulted in an aggregate impairment loss of $12.9 million, which is included in impairment loss in the Company’s consolidated statement of operations and comprehensive income. The Company expects to incur additional costs related to the cleanup of the property and preparation of the property for reopening which are expected to be recovered through insurance proceeds. The Company is continuing to evaluate the financial impact of Hurricane Ian and its ability to recover, through insurance policies, any loss due to business interruption or damage to the hotel properties.
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. As a result of the ongoing effects of the COVID-19 pandemic on its expected future operating cash flows and estimated hold periods for certain properties, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the nine months ended September 30, 2022, the Company recognized an impairment loss of $73.3 million related to two hotels as a result of their fair values being lower than their carrying values. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for these properties. For the nine months ended September 30, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.3 million and financing lease liabilities of $42.5 million. As of December 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
In 2021, the Company amended the agreements governing its existing credit facilities, term loan facilities and senior notes to, among other things, waive financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), extend certain debt maturity dates and increase the interest rate spread.

The Company's debt consisted of the following as of September 30, 2022 and December 31, 2021 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate		Maturity Date	September 30, 2022	December 31, 2021
Revolving credit facilities
Senior unsecured credit facility	Floating	(1)(2)	March 2023	$—	$—
PHL unsecured credit facility	Floating	(3)	March 2023	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
First Term Loan	Floating	(4)	January 2023	26,000	26,000
First Term Loan Extended	Floating	(4)	March 2024	274,000	274,000
Second Term Loan	Floating	(4)	April 2022	—	26,327
Fourth Term Loan	Floating	(4)	October 2024	110,000	110,000
Sixth Term Loan
Tranche 2021 Extended	Floating	(4)(6)	November 2022	82,071	82,071
Tranche 2022	Floating	(4)(7)	November 2022	114,670	114,670
Tranche 2023	Floating	(4)	November 2023	400,000	400,000
Tranche 2024	Floating	(4)	January 2024	400,000	400,000
Total Sixth Term Loan				996,741	996,741
Total term loans at stated value				1,406,741	1,433,068
Deferred financing costs, net				(3,083)	(5,812)
Total term loans				$1,403,658	$1,427,256

Convertible senior notes
Convertible senior notes	1.75%		December 2026	750,000	750,000
Debt premium (discount), net				9,849	11,605
Deferred financing costs, net				(13,746)	(16,204)
Total convertible senior notes				$746,103	$745,401

Senior unsecured notes
Series A Notes	5.15%		December 2023	47,600	47,600
Series B Notes	5.38%		December 2025	2,400	2,400
Total senior unsecured notes at stated value				50,000	50,000
Deferred financing costs, net				(101)	(162)
Total senior unsecured notes				$49,899	$49,838

Mortgage loans
Margaritaville Hollywood Beach Resort	Floating	(5)	May 2023	161,500	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	59,960	61,373
Total mortgage loans at stated value				221,460	222,873
Debt premium (discount), net				(1,872)	(2,735)
Deferred financing costs, net				(478)	(745)
Total mortgage loans				$219,110	$219,393
Total debt				$2,418,770	$2,441,888
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
(4)    Borrowings under the term loan facilities bear interest at floating rates equal to, at the Company's option, either (i) LIBOR plus an applicable margin or (ii) a Base Rate plus an applicable margin. As of September 30, 2022, approximately $1.0 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 3.86%, after taking into account interest rate swap agreements, and approximately $366.7 million bore an effective weighted-average floating interest rate of 5.46%. As of December 31, 2021, approximately $1.3 billion of the borrowings under the term loan facilities bore an effective weighted-average fixed interest rate of 4.06%, after taking into account interest rate swap agreements, and approximately $113.1 million bore a weighted-average floating interest rate of 2.64%.
(5)    In April 2022, the Company exercised the option to extend the maturity date to May 2023. The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date to May 2024.
(6)    The Company has the option to extend the maturity date for $69.8 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.

(7)    The Company has the option to extend the maturity date for $93.0 million of the principal balance by up to one year, subject to certain terms and conditions and payment of an extension fee.
As discussed in Note 13. Subsequent Events, on October 13, 2022, the Company refinanced its senior unsecured revolving credit facility and all of its term loans. As a result, the Company has no significant debt maturities due within one year.
Unsecured Revolving Credit Facilities
As of September 30, 2022, the Company had a $611.0 million senior unsecured revolving credit facility with a maturity of March 2023, with options to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. As of September 30, 2022, the Company had no outstanding borrowings, $12.6 million of outstanding letters of credit and a borrowing capacity of $598.4 million remaining on its senior unsecured credit facility. Interest is paid on the periodic advances under the senior unsecured revolving credit facility at varying rates, based upon either LIBOR or the alternate base rate, plus an additional margin amount, or spread. The Company had the ability to further increase the aggregate borrowing capacity under the credit agreement up to $1.3 billion, subject to lender approval. Borrowings on the revolving credit facility bore interest at LIBOR plus 1.45% to 2.25%, depending on the Company’s leverage ratio. As a result of the amendments to the credit agreements, the spread on the borrowings was fixed at 2.40% during the waiver period. Additionally, the Company was required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio, and a maximum percentage of secured debt to total asset value.
As of September 30, 2022, the Company also had a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. This credit facility had substantially similar terms as the Company's senior unsecured revolving credit facility with a maturity of March 2023. Borrowings on the PHL Credit Facility bore interest at LIBOR plus 1.45% to 2.25%, depending on the Company's leverage ratio. As a result of the amendments described above, the spread of the borrowings was fixed at 2.40% during the waiver period. The PHL Credit Facility was subject to debt covenants substantially similar to the covenants under the Company's credit agreement that governs the Company's senior unsecured revolving credit facility. As of September 30, 2022, the Company had no borrowings under the PHL Credit Facility and had a $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
Under the terms of the credit agreement for the unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the unsecured revolving credit facility. The Company will incur a fee that shall be agreed upon with the issuing bank. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.6 million and $12.1 million were outstanding as of September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
As of September 30, 2022, the Company had senior unsecured term loans with different maturities. Each unsecured term loan bore interest at a variable rate of a benchmark interest rate plus an applicable margin, depending on the Company's leverage ratio. Each of the term loan facilities was subject to debt covenants substantially similar to the covenants under the credit agreement that governs the revolving credit facility. As of September 30, 2022, the Company was in compliance with all debt covenants of its term loan facilities.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of September 30, 2022 and December 31, 2021, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). In February 2021, as a result of the amendments described above, the interest rates of the Series A Notes and the Series B Notes increased to 5.15% and 5.38%, respectively. The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2022, the Company was in compliance with all such debt covenants.
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

The Company's mortgage loans associated with Margaritaville and Estancia are non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. No event of default has occurred under the loan documents. Both mortgage loans triggered the cash trap provisions prior to their acquisition, but both properties reached profitability levels in 2022 that permitted the termination of the cash traps and all cash in the lockboxes has been released.
Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Unsecured revolving credit facilities	$788	$513	$2,067	$1,581
Unsecured term loan facilities	14,465	15,442	41,608	46,983
Convertible senior notes	3,282	3,282	9,844	9,381
Senior unsecured notes	645	645	1,935	2,917
Mortgage debt	2,657	88	6,531	88
Amortization of deferred financing fees, (premiums) and discounts	2,145	2,046	6,594	7,414
Other	1,038	914	2,174	4,701
Total interest expense	$25,020	$22,930	$70,753	$73,065
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of September 30, 2022 and December 31, 2021 was $676.5 million and $747.8 million, respectively. The estimated fair value of the Company's variable rate debt approximates its book value.
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
The Company's interest rate swaps at September 30, 2022 and December 31, 2021 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range	Maturity	September 30, 2022	December 31, 2021
Swap-cash flow	1.78% - 1.79%	January 2022	$—	$180,000
Swap-cash flow	1.64% - 1.68%	April 2022	—	100,000
Swap-cash flow	0.17%	January 2023	200,000	200,000
Swap-cash flow	1.99%	November 2023	250,000	250,000
Swap-cash flow	2.60%	January 2024	300,000	300,000
Swap-cash flow	1.43% - 1.44%	February 2026	290,000	290,000
Total			$1,040,000	$1,320,000
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

As of September 30, 2022, the Company's derivative instruments were in an asset position with an aggregate fair value of $39.1 million. None of the Company's derivative instruments were in a liability position as of September 30, 2022. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $21.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
San Diego, CA	$99,552	$63,524	$237,011	$119,668
Southern Florida/Georgia	53,543	30,928	219,068	104,901
Boston, MA	73,229	45,213	180,882	78,425
Los Angeles, CA	47,251	32,502	128,364	62,283
San Francisco, CA	40,753	16,524	87,070	28,653
Portland, OR	29,635	20,078	67,571	38,002
Other (1)	28,727	9,731	51,168	19,335
Chicago, IL	22,954	10,598	49,966	16,696
Washington, D.C.	13,901	6,275	37,148	12,441
Seattle, WA	7,148	3,437	14,037	5,363
	$416,693	$238,810	$1,072,285	$485,767

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
Share Repurchase Program
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the nine months ended September 30, 2022, the Company had no repurchases under this program, and as of September 30, 2022, $56.6 million of common shares remained available for repurchase under this program.
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
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the nine months ended September 30, 2022. As of September 30, 2022, $200.0 million of common shares remained available for issuance under the ATM program.

Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2022:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2022	March 31, 2022	April 15, 2022
$0.01	June 30, 2022	June 30, 2022	July 15, 2022
$0.01	September 30, 2022	September 30, 2022	October 17, 2022
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
The following Preferred Shares were outstanding as of September 30, 2022 and December 31, 2021:

Security Type	September 30, 2022	December 31, 2021
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	10,000,000	10,000,000
	29,600,000	29,600,000
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2022:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series E	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
6.375% Series E	$0.40	September 30, 2022	September 30, 2022	October 17, 2022
6.30% Series F	$0.39	March 31, 2022	March 31, 2022	April 15, 2022
6.30% Series F	$0.39	June 30, 2022	June 30, 2022	July 15, 2022
6.30% Series F	$0.39	September 30, 2022	September 30, 2022	October 17, 2022
6.375% Series G	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series G	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
6.375% Series G	$0.40	September 30, 2022	September 30, 2022	October 17, 2022
5.70% Series H	$0.36	March 31, 2022	March 31, 2022	April 15, 2022
5.70% Series H	$0.36	June 30, 2022	June 30, 2022	July 15, 2022
5.70% Series H	$0.36	September 30, 2022	September 30, 2022	October 17, 2022
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
As of September 30, 2022 and December 31, 2021, the Operating Partnership had 149,896 and 133,605 OP units, respectively, held by third parties, excluding LTIP units.
As of September 30, 2022, the Operating Partnership had two classes of long-term incentive partnership ("LTIP") units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of September 30, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at September 30, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, in connection with the acquisition of the Inn on Fifth in Naples, Florida, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the common OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share.
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
As of September 30, 2022, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.

Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. On May 19, 2021, the Company’s shareholders approved an amendment to the Plan which increased the aggregate number of common shares that may be issued under the Plan as share awards, performance units, options, share appreciation rights and other equity-based awards by 1,675,000. As of September 30, 2022, there were 1,725,000 common shares available for issuance under the Plan.
Service Condition Share Awards
The following table provides a summary of service condition restricted share activity as of September 30, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	567,431	$22.53
Granted	136,940	$22.06
Vested	(107,303)	$26.23
Forfeited	(36,503)	$22.80
Unvested at September 30, 2022	560,565	$21.69
For the three and nine months ended September 30, 2022 the Company recognized approximately $1.1 million and $2.7 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2021 the Company recognized approximately $1.1 million and $3.0 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2022, the Company recognized approximately $1.4 million and $3.4 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2021, the Company recognized approximately $1.3 million and $3.6 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership ("LTIP") Units
As of September 30, 2022, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of September 30, 2022 and December 31, 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at September 30, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common OP units, which in turn can be tendered for redemption as described in Note 7, Equity.
For the three and nine months ended September 30, 2022, the Company recognized approximately $0.7 million and $2.1 million, respectively, in expense related to these LTIP units. For the three and nine months ended September 30, 2021, the Company recognized approximately $0.7 million and $1.7 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three and nine months ended September 30, 2022, and has recorded a valuation allowance on all deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2022 and December 31, 2021, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2018 and 2017, respectively.
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$13,724	$(43,984)	$(80,504)	$(181,269)
Less: Dividends paid on unvested share-based compensation	(12)	(12)	(34)	(35)
Less: Undistributed earnings attributable to share-based compensation	(109)	—	—	—
Net income (loss) available to common shareholders — basic	$13,603	$(43,996)	$(80,538)	$(181,304)
Plus: Interest expense on convertible notes	—	—	—	—
Net income (loss) available to common shareholders — diluted	$13,603	$(43,996)	$(80,538)	$(181,304)

Denominator:
Weighted-average number of common shares — basic	130,905,132	130,813,750	130,904,772	130,801,187
Effect of dilutive share-based compensation	244,651	—	—	—
Effect of dilutive convertible notes	—	—	—	—
Weighted-average number of common shares — diluted	131,149,783	130,813,750	130,904,772	130,801,187

Net income (loss) per share available to common shareholders — basic	$0.10	$(0.34)	$(0.62)	$(1.39)
Net income (loss) per share available to common shareholders — diluted	$0.10	$(0.34)	$(0.62)	$(1.39)
For the three and nine months ended September 30, 2022, 300,261 and 1,072,803, respectively, shares of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, 1,035,369 shares of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, 29,441,175 common shares underlying the convertible notes have been excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, 29,441,175 common shares underlying the convertible notes have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 12 years, not including renewals, and up to 30 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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

For the three and nine months ended September 30, 2022, combined base and incentive management fees were $11.8 million and $31.6 million, respectively. For the three and nine months ended September 30, 2021, combined base and incentive management fees were $5.1 million and $11.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2022 and December 31, 2021, the Company had $19.4 million and $33.7 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of September 30, 2022, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Fixed ground rent	$4,769	$3,929	$13,786	$12,532
Variable ground rent	6,049	2,917	14,517	6,275
Total ground rent	$10,818	$6,846	$28,303	$18,807
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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2022	2021

Interest paid, net of capitalized interest	$58,043	$59,803
Interest capitalized	$1,434	$675
Income taxes paid (refunded)	$(2,303)	$75

Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$—	$113,099
Distributions payable on common shares/units	$1,357	$1,532
Distributions payable on preferred shares/units	$11,202	$12,270
Issuance of common shares for Board of Trustees compensation	$738	$516
Issuance of common shares for executive and employee bonuses	$—	$1,446
Issuance of common units in connection with hotel acquisition	$390	$—
Issuance of preferred units in connection with hotel acquisition	$77,610	$—
Accrued additions and improvements to hotel properties	$9,303	$3,205
Right of use assets obtained in exchange for lease liabilities	$1,005	$48,302
Write-off of fully amortized deferred financing costs	$5,878	$5,043
Mortgage loans assumed in connection with acquisition of hotel properties	$—	$161,500
Below (above) market contracts assumed in connection with acquisition of hotel properties	$—	$3,071
Note 13. Subsequent Events
On October 13, 2022, the Company refinanced its senior unsecured revolving credit facility and all of its term loans. The $2.0 billion amended and restated senior unsecured credit agreement includes a $650.0 million senior unsecured revolving credit facility and three term loan facilities totaling $1.38 billion. The $650.0 million revolving credit facility matures in October 2026 and provides for two, six-month extension options. The three $460.0 million term loans mature in October 2024, October 2025 and October 2027, respectively. The Company used the proceeds of the new term loans and $26.7 million of cash on hand to repay the outstanding balances on the prior term loans.

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•the COVID-19 pandemic has had, and may continue to have, a significant negative impact on our financial condition and operations, which impacts our ability to obtain acceptable financing to fund resulting reductions in cash from operations. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to negatively affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and share price;
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
Overview
The COVID-19 pandemic, which began in early 2020, has had a significant negative impact on our operations and financial results and may continue to have a negative impact on the hotel industry and our results of operations, financial position and cash flows for the remainder of 2022. Results improved in 2021 and have continued to improve through the first nine months of 2022. We exited the debt covenant waiver period under our credit facilities as of the end of the second quarter of 2022, and we are in compliance with the covenants in the credit facility agreements. There remains significant uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.
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
During the nine months ended September 30, 2022, we had the following transactions:
•On May 11, 2022, we acquired Inn on Fifth in Naples, Florida for $156.0 million.
•On June 23, 2022, we acquired Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) in Newport, Rhode Island for $174.0 million.
•On June 28, 2022, we sold The Marker San Francisco in San Francisco, California for $77.0 million.
•On August 2, 2022, we sold Sofitel Philadelphia at Rittenhouse Square in Philadelphia, Pennsylvania for $80.0 million.
•On August 25, 2022, we sold Hotel Spero in San Francisco, California for $71.0 million.
•On September 14, 2022, we sold Hotel Vintage Portland in Portland, Oregon for $32.9 million.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2022 and 2021:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Same-Property Occupancy	72.7%	54.9%	63.4%	39.8%
Same-Property ADR	$320.53	$290.71	$313.89	$271.54
Same-Property RevPAR	$232.99	$159.70	$199.06	$108.05
Same-Property Total RevPAR	$349.67	$242.48	$301.47	$167.04

The above table of hotel operating statistics includes information from all hotels owned as of September 30, 2022 for the three months ended September 30, 2022 and 2021, except for 1 Hotel San Francisco which was closed for renovations. Additionally, the table excludes Sofitel Philadelphia at Rittenhouse Square due to its sale on August 2, 2022, Hotel Spero due to its sale on August 25, 2022 and Hotel Vintage Portland due to its sale on September 14, 2022.
The above table of hotel operating statistics includes information from all hotels owned as of September 30, 2022 for the nine months ended September 30, 2022 and 2021, except for 1 Hotel San Francisco which was closed for renovations, Inn on Fifth for the first quarter due to its acquisition on May 11, 2022 and Newport Island Harbor Resort (formerly Gurney's Newport Resort & Marina) for the first and second quarters due to its acquisition on June 23, 2022. Additionally, The Marker San Francisco was excluded in the second and third quarters due to its sale on June 28, 2022. Sofitel Philadelphia at Rittenhouse Square was excluded in the third quarter due to its sale on August 2, 2022. Hotel Spero was excluded in the third quarter due to its sale on August 25, 2022, and Hotel Vintage Portland was excluded in the third quarter due to its sale on September 14, 2022.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$26,305	$(23,538)	$(45,114)	$(143,550)
Adjustments:
Real estate depreciation and amortization	60,285	55,379	179,480	165,301
(Gain) loss on sale of hotel properties	(6,194)	(171)	(6,194)	(64,729)
Impairment loss	12,865	—	86,119	14,856
FFO	$93,261	$31,670	$214,291	$(28,122)
Distribution to preferred shareholders and unit holders	(12,507)	(12,528)	(35,842)	(30,761)
Issuance costs of redeemed preferred shares	—	(8,043)	—	(8,043)
FFO available to common share and unit holders	$80,754	$11,099	$178,449	$(66,926)
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

The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$26,305	$(23,538)	$(45,114)	$(143,550)
Adjustments:
Interest expense	25,020	22,930	70,753	73,065
Income tax expense (benefit)	1,015	5	1,015	60
Depreciation and amortization	60,372	55,492	179,746	165,636
EBITDA	$112,712	$54,889	$206,400	$95,211
(Gain) loss on sale of hotel properties	(6,194)	(171)	(6,194)	(64,729)
Impairment loss	12,865	—	86,119	14,856
EBITDAre	$119,383	$54,718	$286,325	$45,338
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
Results of Operations
At September 30, 2022 and 2021, we had 51 and 52, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition and through the dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2022 and 2021. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
Sir Francis Drake	San Francisco, CA	April 1, 2021
The Roger New York	New York, NY	June 10, 2021
Villa Florence San Francisco on Union Square	San Francisco, CA	September 9, 2021
The Marker San Francisco	San Francisco, CA	June 28, 2022
Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA	August 2, 2022
Hotel Spero	San Francisco, CA	August 25, 2022
Hotel Vintage Portland	Portland, OR	September 14, 2022

Property	Location	Acquisition Date
Jekyll Island Club Resort	Jekyll Island, GA	July 22, 2021
Margaritaville Hollywood Beach Resort	Hollywood, FL	September 23, 2021
Estancia La Jolla Hotel & Spa	La Jolla, CA	December 1, 2021
Inn on Fifth	Naples, FL	May 11, 2022
Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina)	Newport, RI	June 23, 2022
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021
Revenues — Total hotel revenues increased by $177.9 million, of which $48.3 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure travel demand, as well as some recoveries in business and group bookings.
Hotel operating expenses — Total hotel operating expenses increased by $103.5 million, of which $28.8 million was due to non-comparable properties, and the balance was primarily due to resuming operations at our comparable properties and returning demand in 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $4.9 million primarily due to our acquisitions of three properties in 2021 and two properties in 2022. An increase in depreciation from these five properties was offset by a decrease in depreciation from the properties sold.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $8.4 million primarily due to an increase in ground rent at our three non-comparable properties acquired in 2021.

Impairment loss — We recognized an impairment loss of $12.9 million in 2022 related to damage caused by Hurricane Ian at LaPlaya Beach Resort and Club in Naples, Florida and Southernmost Beach Resort in Key West, Florida. No impairment loss was incurred during in 2021.
Gain on sale of hotel properties — We recognized a gain on sale of $6.2 million related to the sales of Sofitel Philadelphia Rittenhouse Square and Hotel Vintage Portland in 2022. We recognized a gain on sale of $0.2 million in 2021 primarily due to the sale of Sir Francis Drake.
Other operating expenses — Other operating expenses increased by $0.6 million primarily due to an increase in pre-opening expenses.
Interest expense — Interest expense increased by $2.1 million as a result of higher interest rates on floating rate debt.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders. In 2022, this amount includes $1.2 million in preferred distributions to the holders of Series Z Preferred Units which were issued in May 2022.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased as a result of the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021.
Issuance costs of redeemed preferred shares — Issuance costs of redeemed preferred shares decreased due to the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021, and no preferred shares were redeemed in 2022. These costs are included in the determination of net income (loss) attributable to common shareholders.
Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
Revenues — Total hotel revenues increased by $586.5 million, of which $147.0 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure travel, as well as some recoveries in business and group bookings. In addition, several of our hotels remained temporarily suspended throughout the first quarter of 2021.
Hotel operating expenses — Total hotel operating expenses increased by $326.3 million, of which $85.4 million was due to non-comparable properties, and the balance was primarily due to resuming operations at our comparable properties and returning demand in 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $14.1 million primarily due to our acquisitions of three properties in 2021 and two properties in 2022. An increase in depreciation from these five properties was offset by a decrease in depreciation from the properties sold.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $13.9 million primarily due to an increase in ground rent and property insurance at our three non-comparable properties acquired in 2021.
General and administrative — General and administrative expenses increased by $2.9 million primarily due to compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment loss — We recognized an impairment loss of $86.1 million in 2022 related to two hotels sold and related to damage caused by Hurricane Ian at the LaPlaya Beach Resort and Club in Naples, Florida and Southernmost Beach Resort in Key West, Florida. We recognized an impairment loss of $14.9 million in 2021 related to one hotel.
Gain on sale of hotel properties — We recognized a gain on sale of $6.2 million related to the sales of Sofitel Philadelphia at Rittenhouse Square and Hotel Vintage Portland in 2022. We recognized a gain on sale of $64.7 million in 2021 primarily due to the sale of Sir Francis Drake.
Other operating expenses — Other operating expenses increased by $2.5 million primarily due to an increase in pre-opening expenses and hotel management transition costs.
Interest expense — Interest expense decreased by $2.3 million primarily due to lower borrowings, interest capitalized on renovation projects in 2022 and the maturity of certain higher fixed interest rate swap agreements, offset by an increase in interest expense in the third quarter as a result of higher interest rates on floating rate debt.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders. In 2022, this amount includes $1.8 million in preferred distributions to the holders of Series Z Preferred Units which were issued in May 2022.
Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of the Series G and Series H Cumulative Redeemable Preferred Shares, which were issued in May 2021 and July 2021, respectively, being outstanding for all of 2022.

Issuance costs of redeemed preferred shares — Issuance costs of redeemed preferred shares decreased due to the redemption of the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021 and no preferred shares were redeemed in 2022. These costs are included in the determination of net income (loss) attributable to common shareholders.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from hotel property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before September 30, 2023) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our hotel property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $808.5 million as of September 30, 2022, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of September 30, 2022, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.4 billion as of September 30, 2022, as summarized in the following table:

September 30, 2022
(in thousands)
Revolving credit facilities	$—
Term loans	1,406,741
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	221,460
Total debt at face value	$2,428,201
For further discussion on the components of our debt as of September 30, 2022, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2022 we had the option to extend certain of our current debt maturities with the payment of extension fees. If we had exercised all extension options available in our debt agreements, future principal and interest payments associated with our debt obligations outstanding as of September 30, 2022 would have been $2.6 billion through their maturity, with $61.7 million of principal and $87.9 million of interest payable on or before September 30, 2023.

Table of Content
As previously disclosed and as discussed in Note 13. Subsequent Events to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, on October 13, 2022, the Company refinanced its senior unsecured revolving credit facility and term loans. The interest rates on the new senior unsecured revolving credit facility and term loans are based on pricing grids similar to those of the prior facility and term loans and the financial covenants are substantially the same as those of the credit agreements that governed the prior facility and term loans.
We are in compliance with all covenants governed by the unsecured credit facilities as of September 30 2022, as well as our amended and restated senior credit facilities. We are also in compliance with all covenants governed by our senior note facilities.
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
The mortgage loans associated with Margaritaville Hollywood Beach Resort and Estancia La Jolla Hotel & Spa triggered the cash trap provisions prior to their acquisition, but both properties reached profitability levels in 2022 that permitted the termination of the cash traps and all cash in the lockboxes has been released.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of September 30, 2022, with $20.7 million payable on or before September 30, 2023.
Purchase commitments
As of September 30, 2022, we had $7.0 million of outstanding purchase commitments, all of which will be paid on or before September 30, 2023. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
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
Operating Activities. Our net cash provided by (used in) operating activities was $254.4 million for the nine months ended September 30, 2022, and $44.3 million for the nine months ended September 30, 2021. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by (used in) operations in 2022 as compared to 2021 is due to the resumption of operations at our hotels, an increase in leisure travel demand during the spring and summer travel seasons, as well as continued recovery in business and group bookings. In addition, the operations at several of our hotels were temporarily suspended throughout the first quarter of 2021 and all hotels are operating in 2022.
Investing Activities. Our net cash provided by (used in) investing activities was $(66.6) million for the nine months ended September 30, 2022, and $11.1 million for the nine months ended September 30, 2021. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the nine months ended September 30, 2022, we invested $68.3 million in improvements to our hotel properties; received $248.9 million from the sale of four hotel properties; and purchased two hotel properties using cash of $247.2 million.

Table of Content
•During the nine months ended September 30, 2021, we invested $52.8 million in improvements to our hotel properties; received $255.9 million from the sale of three hotel properties, purchased two hotel properties using cash of $191.0 million and paid a deposit for the acquisition of one hotel property using cash of $1.0 million.
Financing Activities. Our net cash provided by (used in) financing activities was $(69.9) million for the nine months ended September 30, 2022, and $(9.0) million for the nine months ended September 30, 2021. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the nine months ended September 30, 2022, we borrowed and repaid $180.0 million of revolving credit facility borrowings; repaid $27.7 million in other debt; and paid $38.8 million in preferred and common distributions.
•During the nine months ended September 30, 2021, we borrowed and repaid $268.6 million and $388.0 million, respectively, in other debt; received $480.0 million in gross proceeds from the issuances of preferred shares; repaid $40.0 million of revolving credit facilities borrowings; paid $30.0 million in preferred and common distributions; purchased $21.0 million in capped call transactions; paid $15.9 million in offering costs; and paid $10.1 million in financing fees.
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
For the nine months ended September 30, 2022, we invested $68.3 million in capital investments to reposition and improve our properties, including the renovations of 1 Hotel San Francisco (formerly Hotel Vitale), Hotel Ziggy (formerly Grafton on Sunset) and Skamania Lodge.
Depending on market conditions, we expect to invest a total of $100.0 million to $110.0 million in capital investments in 2022, which includes approximately $50.0 million in redevelopment and repositioning projects at 1 Hotel San Francisco (formerly Hotel Vitale), Skamania Lodge, Solamar Hotel, Hilton San Diego Gaslamp Quarter, Viceroy Santa Monica Hotel and Jekyll Island Club Resort and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort and Southernmost Beach Resort damaged in Hurricane Ian.
Common Share Repurchase Program and ATM Program
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. No common shares were repurchased by the Company under the share repurchase program during the nine months ended September 30, 2022. As of September 30, 2022, $56.6 million of common shares remained available for repurchase under this program.
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
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the nine months ended September 30, 2022. As of September 30, 2022, $200.0 million of common shares remained available for issuance under the ATM program.

Table of Content
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend was disrupted in 2020 and 2021 as a result of COVID-19 and, as a result, demand, revenue, and operating income was directly affected by the number of COVID-19 cases and government and individual responses to the pandemic. Many of the properties in our portfolio have returned to normal historical seasonality trends in 2022.
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
As of September 30, 2022, we have interest rate swap agreements with an aggregate notional amount of $1.0 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of September 30, 2022, $528.2 million of our aggregate indebtedness (21.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022	—	$—	—	—
August 1, 2022 - August 31, 2022	—	$—	—	—
September 1, 2022 - September 30, 2022	—	$—	—	—
Total	—	$—	—	$56,600,000
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1	Fifth Amended and Restated Credit Agreement, dated as of October 13, 2022, among the Operating Partnership, as the borrower, the Registrant, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed on October 14, 2022 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	October 27, 2022	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer