Form 10-K
period 2022-12-31
Pebblebrook Hotel Trust
filed 2023-02-21
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 129,544,221 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $2.1 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2022.
The number of common shares of beneficial interest outstanding as of February 16, 2023 was 125,982,790.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2023) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. As of December 31, 2022, the Company owned interest in 51 hotels with a total of 12,756 guest rooms.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2022, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), our taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets and leisure destinations. Our hotel properties are located in Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Miami (Coral Gables), Florida; Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets and select destination resort markets such as southern Florida and southern California. We focus on both branded and independent full-service hotels in the “upper-upscale” segment of the lodging industry. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets and leisure destinations, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels and resorts will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods.
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

We believe that upper-upscale, full-service hotels and resorts and upscale hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate some of the most favorable risk-adjusted returns in the lodging industry over the long-term. As discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II of this Annual Report on Form 10-K, the COVID-19 pandemic has materially disrupted hotel occupancy and daily rates, particularly in urban markets in which we have invested. Despite the dramatic decline in demand, revenue and operating income as a result of COVID-19 as well as uncertainty related to international travel restrictions and political factors, the successful vaccination distribution and effective therapeutics throughout the U.S. and the world have gradually allowed for a steady return to normalcy. We believe that portfolio diversification will allow us to benefit from growth in various customer segments, including business transient, leisure transient and group and convention room-night demand. We believe that hotel supply growth, following the delivery of current supply construction, will decline from the historical growth rate prior to the pandemic for the foreseeable future.
We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels and resorts that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing our return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be used to repay debt or invest in other hotel properties that offer more attractive risk-adjusted returns.
We may engage in full or partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels and resorts. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. We also may acquire hotel and resort properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding guest rooms, meeting facilities or other amenities.
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
The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in our hotels' markets includes competition from existing, newly renovated and newly developed hotels in the relevant segments. Competition can adversely affect our hotels' occupancy, ADR and room revenue per available room ("RevPAR"), and thus our financial results. We may be required to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend was disrupted in 2020 and 2021 as a result of COVID-19, which directly adversely impacted demand, revenue, and operating income. However, most of the properties in our portfolio have returned to normal historical seasonality trends in 2022.
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
Summary of Risk Factors
Risks Related to Our Business and Properties
•Risks related to the potential loss of our executive officers
•Risks related to third-party management companies
•Risks related to the purchase or sale of hotel properties
•Risks related to financing and use of financial institutions
•Risks related to financial performance
•Risks related to restrictive covenants
•Risks related to highly competitive markets and regional downturns
•Risks related to our TRS lessee structure
•Risks related to joint ventures and franchise agreements
•Risks related to investment decisions
•Risks related to conflicts of interest
Risks Related to Debt and Financing
•Risks related to debt service obligations
•Risks related to our existing indebtedness
•Risks related to “cash trap” provisions
•Risks related to refinancing or defaulting on debt
•Risks related to acquiring outstanding debt
Risks Related to the Lodging Industry
•Risks related to COVID-19 or other pandemics
•Risks related to hotel profitability
•Risks related to operations
•Risks related to competition for acquisitions
•Risks related to the seasonality and cyclical nature of the lodging industry
•Risks related to capital expenditure requirements
•Risks related to hotel and resort development
•Risks related to changing technology and its effects on the lodging industry and cyber-attacks
•Risks related to hotel personnel and unionization
•Risks related to terrorist attacks
•Risks related to natural disasters, climate change and other environmental factors and regulations
•Risks related to underinsurance or lack of insurance
•Risks related to unknown or contingent liabilities
•Risks related to compliance with federal law and other legislative changes
•Risks related to potential litigation
General Risks Related to the Real Estate Industry
•Risks related to illiquidity of real estate investments

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
We depend on the efforts and expertise of Jon E. Bortz, our Chairman, President and Chief Executive Officer, and our two other executive officers, to execute our business strategy. The loss of their services, and our inability to quickly identify and hire suitable replacements could adversely affect our business activities, including, without limitation, relationships with shareholders, lenders, management companies and other industry personnel.
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
The COVID-19 pandemic and federal, state and local government responses and restrictions thereto have significantly disrupted, and are expected to continue to significantly disrupt, our business. As a result of this pandemic and subsequent government mandates and health official recommendations and restrictions, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have improved, they are still below pre-pandemic levels overall, and there can be no assurance that our operations will continue to improve or that our operations will not deteriorate again as a result of surges in the pandemic and government, business and individual responses. Certain states and cities, including those where our hotels are located, reacted to the pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may be reinstated. In response to the COVID-19 pandemic in 2020, we temporarily suspended operations at the vast majority of our hotels. However, by July 1, 2021, all of the hotels whose operations had been suspended due to the pandemic had been re-opened, with the exception of 1 Hotel San Francisco (formerly Hotel Vitale), whose operations remained suspended until the completion of its renovation and repositioning in 2022. The majority of our hotels are running in a more limited capacity as compared to pre-pandemic levels. Use of our cash during this period of lower demand and certain restrictive covenants of our credit agreements have reduced the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our shareholders. To preserve liquidity, we have worked with our operators to significantly reduce staffing and expenses at our hotels, reduced the quarterly cash dividend on our common shares to $0.01 per share and reduced planned capital expenditures. While we have taken steps to increase our cash position and preserve our financial flexibility, given the unprecedented impact of COVID-19 on the global market and our hotel operations, we cannot assure you that these steps will prove to be sufficient or that our forecast or the assumptions we used to estimate our liquidity requirements will be correct.
We are unable to predict whether we will need again to suspend operations temporarily at any of our hotels as a result of the outbreak of new variants of COVID-19 and government, business and individual responses to such outbreaks. Travel advisories and restrictions may be continued or reinstituted due to the continued outbreak or a resurgent outbreak of COVID-19. Furthermore, even in absence of such restrictions, travel demand may remain weak for a significant period of time as individuals or businesses may fear or restrict traveling. We are unable to predict if and when occupancy and the average daily rates at our hotels will return to pre-pandemic levels. Additionally, our hotels may be negatively impacted by adverse changes in the economy, including higher unemployment rates, declines in income levels, loss of personal wealth and possibly a national and/or global recession resulting from the impact of COVID-19 or other pandemics. Declines in demand trends, occupancy and the average daily rates at our hotels may indicate that one or more of our hotels is impaired, which would adversely affect our financial condition and results of operations.
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

The ability of our board of trustees to change our major policies without the consent of shareholders may not be in our shareholders' interest.
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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2022, 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”), 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”), 9,200,000 shares of our 6.375% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) and 9,000,000 shares of our 5.70% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $715.0 million as of December 31, 2022, and aggregate annual dividends on our outstanding preferred shares of approximately $44.0 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

The change of control conversion and redemption features of the Series E Preferred Shares, the Series F Preferred Shares, the Series G Preferred Shares and the Series H Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
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
We may pay taxable dividends partly in shares and partly in cash. Under IRS Revenue Procedure 2017-45, as a publicly offered REIT, as long as at least 20 percent of the total dividend is available in cash and certain other requirements are satisfied, the IRS will treat the share distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our earnings and profits). This threshold has been temporarily reduced in the past and may be reduced in the future by IRS guidance. Although we have no current intention of paying dividends in the form of our own shares, if in the future we choose to pay dividends in our own shares, our shareholders may be required to pay tax in excess of the cash that they receive. If a U.S. shareholder sells the shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares. If we pay dividends in our own shares and a significant number of our shareholders sell our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our shares.
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
At any time, the U.S. federal income tax laws governing REITs or the administrative and judicial interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative and judicial interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative or judicial interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We cannot predict the long-term effect of any future law changes on REITs and their shareholders generally. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative and judicial interpretation.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease office space to use as our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814.
As of December 31, 2022, we owned interests in 51 hotels with a total of 12,756 guest rooms, all of which are consolidated in our financial statements. The following table sets forth certain information about our hotels.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115
5.	Hotel Ziggy (Grafton on Sunset)		November 30, 2018	West Hollywood, CA	108
6.	Le Parc Suite Hotel		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
8.	Montrose West Hollywood		November 30, 2018	West Hollywood, CA	133
9.	Le Méridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	310
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14.	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
15.	Solamar Hotel		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Estancia La Jolla Hotel & Spa	(1) (4)	December 1, 2021	La Jolla, CA	210
18.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
19.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
20.	1 Hotel San Francisco (formerly Hotel Vitale)	(1)	November 30, 2018	San Francisco, CA	200
21.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
22.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
23.	Hotel Zeppelin San Francisco	(1)	May 22, 2014	San Francisco, CA	196
24.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
25.	Hotel Zoe Fisherman's Wharf		June 11, 2015	San Francisco, CA	221
26.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
27.	George Hotel		November 30, 2018	Washington, DC	139
28.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
29.	Hotel Zena Washington DC		November 30, 2018	Washington, DC	191
30.	Viceroy Washington DC		November 30, 2018	Washington, DC	178
31.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	293
32.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
33.	Hotel Colonnade Coral Gables, Autograph Collection		November 12, 2014	Miami, FL	157
34.	Margaritaville Hollywood Beach Resort	(1) (4)	September 23, 2021	Hollywood, FL	369
35.	Inn on Fifth		May 11, 2022	Naples, FL	119
36.	LaPlaya Beach Resort & Club		May 21, 2015	Naples, FL	189
37.	Jekyll Island Club Resort	(1)	July 22, 2021	Jekyll Island, GA	200
38.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
39.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
40.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
41.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
42.	The Liberty, a Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
43.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
44.	W Boston		June 8, 2011	Boston, MA	238
45.	The Heathman Hotel		November 30, 2018	Portland, OR	151
46.	The Hotel Zags		August 28, 2013	Portland, OR	174
47.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
48.	Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina)		June 23, 2022	Newport, RI	257
49.	Hotel Monaco Seattle		April 7, 2011	Seattle, WA	189
50	Hotel Vintage Seattle		July 9, 2012	Seattle, WA	125
51.	Skamania Lodge		November 3, 2010	Stevenson, WA	260
	Total number of guest rooms				12,756
______________________

(1)    This property is subject to a long-term ground, air rights or hotel lease.
(2)    The restaurant facility at this property is subject to a ground lease.
(3)    We own a 99.99% controlling interest in this property.
(4)    This property is subject to mortgage debt.
Hotel Managers and Hotel Management Agreements
We are a party to hotel management agreements with Benchmark Hotels and Resorts, Davidson Hospitality Group, HEI Hotels and Resorts, Highgate, Hyatt, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, Pyramid Global Hospitality, Sage Hospitality, sbe Hotel Group, SH Hotels & Resorts, Springboard Hospitality and Viceroy Hotel Group.
Our management agreements generally have the terms described below:
•Base Management Fees.  Our management agreements generally provide for the payment of base management fees between 1% and 4% of the applicable hotel's revenues or a fixed amount, as determined in the agreements.
•Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees. Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds.  Some of our management agreements provide for an incentive fee of the lesser of 1% of revenues or the amount by which net operating income exceeds a threshold. Some of our management agreements have a maximum incentive fee of 2% of revenue.
•Terms.  The remaining terms of our management agreements are up to 11 years, not including renewals, and up to 30 years, including renewals.
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
Shareholder Information
On February 16, 2023, there were 80 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2017, to the NYSE closing price per share on December 31, 2022, with the cumulative total return on the Russell 2000 Index (the “Russell 2000”) and the FTSE Nareit Equity REITs Index (the “FTSE Nareit Equity REITs”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2017 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 and (iii) the FTSE Nareit Equity REITs. The total return values do not include any dividends declared, but not paid, during the period.

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
Total Return
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Pebblebrook Hotel Trust
Russell 2000
FTSE Nareit Equity REITs

The actual returns shown on the graph above are as follows:

	Value of Initial Investment at December 31,
Name	2017	2018	2019	2020	2021	2022
Pebblebrook Hotel Trust	$100.00	$79.50	$79.41	$55.86	$66.58	$39.95
Russell 2000	$100.00	$88.97	$111.65	$133.90	$153.70	$122.25
FTSE Nareit Equity REITs	$100.00	$95.94	$123.42	$117.15	$165.51	$124.27

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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2022. See Note 8. Share-Based Compensation Plan to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,718,248
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,718,248
During the year ended December 31, 2022, certain of our employees chose to have us acquire from such employees an aggregate of 49,787 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $22.37 per share.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	2,540,523	$15.39	2,540,523	$—
December 1, 2022 - December 31, 2022	2,019,316	$15.11	2,019,316	$—
Total	4,559,839	$15.27	4,559,839	$87,009,731
______________________
(1)    On February 22, 2016, we announced that our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. On July 17, 2017, we announced that our board of trustees authorized a new share repurchase program of up to $100.0 million of our outstanding common shares. This $100.0 million share repurchase program commenced upon the completion of the $150.0 million share repurchase program. Under these programs, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. In December 2022, we completed the $150.0 million share repurchase program and commenced the $100.0 million share repurchase program. As of December 31, 2022, $87.0 million of common shares remained available for repurchase under the $100.0 million share repurchase program.

5.70% Series H Cumulative Redeemable Preferred Shares

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 - October 31, 2022	—	$—	—	$—
November 1, 2022 - November 30, 2022	—	$—	—	$—
December 1, 2022 - December 31, 2022	1,000,000	$16.00	—	$—
Total	1,000,000	$16.00	—	$—
______________________
(1)    On December 27, 2022, we repurchased 1.0 million of our 5.70% Series H Cumulative Redeemable Preferred Shares at the repurchase price of $16.00 per share pursuant to a private agreement following an unsolicited inquiry made to us. The repurchase was not made through a publicly announced program.
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
Overview
In March 2020, the World Health Organization declared the novel coronavirus ("COVID-19") to be a global pandemic and the virus spread throughout the United States and the world. As a result of this pandemic and subsequent government mandates, health official recommendations, corporate policy changes and individual responses, hotel demand dramatically declined and we implemented significant cost controls, salary reductions and the temporary suspension of operations at 47 of our properties in 2020, along with other actions to improve liquidity. All of our properties reopened in 2021 with the exception of 1 Hotel San Francisco (formerly Hotel Vitale), whose operations remained suspended until the completion of its renovations and repositioning in June 2022. Demand has significantly improved throughout 2022 led by strong leisure travel demand with a significant improvement in business travel compared to 2021. Recent inflation and the expectation of future inflation have caused labor, capital and other costs to increase and the reaction by the Federal Reserve to rapidly and substantially increase interest rates has created economic uncertainty and significant concerns and risk of an economic downturn, softening or recession.
During 2022, we acquired Inn on Fifth in Naples, Florida and Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) in Newport, Rhode Island for a gross purchase price of $330.0 million and we sold four hotels in separate transactions for aggregate sales prices of $260.9 million. In addition, as of December 31, 2022 we have entered into an agreement to sell The Heathman Hotel in Portland, Oregon for $45.0 million, however, no assurances can be given that the sale will be completed on these terms or at all.
On October 13, 2022, we refinanced our senior unsecured revolving credit facility and all of the term loans. Our new $2.0 billion credit facility provides for a $650.0 million senior unsecured revolving credit facility and three $460.0 million unsecured term loan facilities totaling $1.38 billion.
During the fourth quarter of 2022, we repurchased 4,559,839 common shares for an aggregate purchase price of $69.6 million under our existing common share repurchase programs. In addition, following an unsolicited private inquiry, we repurchased 1,000,000 shares of outstanding 5.70% Series H Cumulative Redeemable Preferred Shares for $16.0 million which was a discount to their $25.0 million liquidation value.
In September 2022, our LaPlaya Beach Resort & Club sustained damage as a result of Hurricane Ian and closed. We have continued to make progress completing significant repairs and rebuilding at the property. The resort will be reopened in stages through the middle of 2023. The first building reopened for guests in January 2023.

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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2022 and 2021:

	For the year ended December 31,
	2022	2021

Same-Property Occupancy	62.6%	43.0%
Same-Property ADR	$308.00	$268.23
Same-Property RevPAR	$192.83	$115.44
Same-Property Total RevPAR	$294.49	$178.40
The above table of hotel operating statistics includes information from all hotels owned as of December 31, 2022 except for 1 Hotel San Francisco (formerly Hotel Vitale) for 2022 and 2021 due to its closure for renovation from the third quarter of 2021 to the second quarter of 2022, Inn on Fifth for the first quarter of 2022 and 2021 due to its acquisition on May 11, 2022, Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) for the first and the second quarters of 2022 and 2021 due to its acquisition on June 23, 2022 and LaPlaya Beach Resort & Club for the fourth quarter of 2022 and 2021 due to its closure following Hurricane Ian. Additionally, the schedule excludes The Marker San Francisco for the second, third and fourth quarters of 2022 and 2021 due to its sale on June 28, 2022, Sofitel Philadelphia at Rittenhouse Square for the third and fourth quarters of 2022 and 2021 due to its sale on August 2, 2022, Hotel Spero for the third and fourth quarters of 2022 and 2021 due to its sale on August 25, 2022 and Hotel Vintage Portland for the third and fourth quarters of 2022 and 2021 due to its sale on September 14, 2022.
Results of Operations
This section includes comparisons of certain 2022 financial information to the same information for 2021. Year-to-year comparisons of the 2021 financial information to the same information for 2020 are contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 22, 2022.

At December 31, 2022 and 2021, our consolidated financial statements included the operations of 51 and 53 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2022 and 2021. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

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
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
Revenues — Total revenues increased by $658.8 million, of which $157.9 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure and business travel in 2022. In addition, several of our hotels remained temporarily suspended throughout the first quarter of 2021.
Hotel operating expenses — Total hotel operating expenses increased by $386.9 million, of which $93.9 million was due to non-comparable properties, and the balance was primarily due to resuming operations at our comparable properties and returning demand in 2022.
Depreciation and amortization — Depreciation and amortization expense increased by $15.3 million primarily due to our property acquisitions in 2021 and 2022, offset by a decrease in depreciation from the properties sold in 2021 and 2022.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $14.5 million primarily due to an increase at our three non-comparable properties acquired in 2021.
General and administrative — General and administrative expense increased by $1.0 million due to compensation expense, offset by a decrease in legal fees. General and administrative expense consists of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment and other losses — We recognized impairment and other losses of $89.9 million in 2022 related to three properties as well as an impairment related to damage caused by Hurricane Ian at LaPlaya Beach Resort & Club in Naples, Florida and Southernmost Beach Resort in Key West, Florida. We recognized an impairment loss of $14.9 million in 2021 related to one hotel.
Gain on sale of hotel properties — We recognized a gain on sale of $6.2 million related to the sales of Sofitel Philadelphia Rittenhouse Square and Hotel Vintage Portland in 2022. We recognized a gain on sale of $64.7 million in 2021 primarily due to the sale of Sir Francis Drake.
Other operating expenses — Other operating expenses increased by $3.1 million primarily due to an increase in pre-opening expenses and hotel management transition costs.
Interest expense — Interest expense increased by $3.4 million due to the refinancing costs incurred in conjunction with the refinancing of our senior unsecured credit facility on October 13, 2022.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders. In 2022, this amount includes $3.0 million in preferred distributions to the holders of Series Z Preferred Units which were issued in May 2022.

Distributions to preferred shareholders — Distributions to preferred shareholders increased as a result of the issuance of the Series G Preferred Shares and Series H Preferred Shares in May 2021 and July 2021, respectively, being outstanding for all of 2022.
Redemption of preferred shares — Redemption of preferred shares in 2022 relates to the repurchase of one million Series H Preferred Shares for a repurchase amount below the carrying value, net of issuance costs of the shares redeemed. The Company redeemed the Series C and Series D Cumulative Redeemable Preferred Shares in August 2021 at the carrying value and therefore the redemption of preferred shares in 2021 represented the issuance costs associated with the shares redeemed. These costs are included in the determination of net income (loss) attributable to common shareholders.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Net income (loss)	$(84,981)	$(186,372)	$(392,593)
Adjustments:
Real estate depreciation and amortization	239,231	223,813	224,124
(Gain) loss on sale of hotel properties	(6,194)	(64,729)	(117,401)
Impairment loss	89,633	14,856	74,556
FFO	$237,689	$(12,432)	$(211,314)
Distribution to preferred shareholders and unit holders	(48,049)	(42,105)	(32,556)
Redemption of preferred shares	8,186	(8,055)	—
FFO available to common share and unit holders	$197,826	$(62,592)	$(243,870)
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

The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Net income (loss)	$(84,981)	$(186,372)	$(392,593)
Adjustments:
Interest expense	99,988	96,633	104,098
Income tax expense (benefit)	277	61	(3,697)
Depreciation and amortization	239,583	224,251	224,560
EBITDA	$254,867	$134,573	$(67,632)
(Gain) loss on sale of hotel properties	(6,194)	(64,729)	(117,401)
Impairment loss	89,633	14,856	74,556
EBITDAre	$338,306	$84,700	$(110,477)
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

New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash before January 1, 2024) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $689.7 million as of December 31, 2022, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of December 31, 2022 we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.4 billion as of December 31, 2022, as summarized below.

December 31, 2022
(in thousands)
Revolving credit facilities	$—
Term loans	1,380,000
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	220,985
Total debt at face value	$2,400,985
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of December 31, 2022 will be $2.7 billion through their maturity, with $49.6 million of principal and $93.0 million of interest payable on or before January 1, 2024. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, or refinance with long term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of December 31, 2022, none of the mortgage loans were in a cash trap.
Hotel, ground and finance lease obligations
Our properties that are subject to hotel, ground or finance leases, as noted in Note 11. Commitment and Contingencies to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases.
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of December 31, 2022, with $20.8 million payable on or before December 31, 2023.

Purchase commitments
As of December 31, 2022, we had $5.5 million of outstanding purchase commitments, all of which will be paid on or before December 31, 2023. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $48.6 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before December 31, 2023 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $278.7 million for the year ended December 31, 2022 and $70.8 million for the year ended December 31, 2021. Fluctuations in our net cash provided by operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by operations in 2022 as compared to 2021 is due to the resumption of operations at our hotels and continued improvement in travel demand. In addition, the operations at several of our hotels were temporarily suspended throughout the first quarter of 2021 but were operating in 2022.
Investing Activities. Our net cash used in investing activities was $109.4 million for the year ended December 31, 2022 and $81.6 million for the year ended December 31, 2021. Fluctuations in our net cash used in investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the year ended December 31, 2022, we invested $116.7 million in improvements to our hotel properties, received $248.9 million from the sale of four hotel properties and purchased two hotel properties using cash of $247.2 million.
•During the year ended December 31, 2021, we invested $83.8 million in improvements to our hotel properties, received $255.9 million from the sale of three hotel properties and purchased three hotel properties using cash of $253.5 million.
Financing Activities. Our net cash used in financing activities was $209.3 million for the year ended December 31, 2022 and $33.3 million for the year ended December 31, 2021. Fluctuations in our net cash used in financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the year ended December 31, 2022, we borrowed and repaid $190.2 million of revolving credit facility borrowings, repaid and borrowed $1.4 billion in other debt, repurchased $70.7 million of common shares through our common share repurchase program, paid $52.7 million in preferred and common distributions, used $16.0 million to redeem one million Series H Preferred Shares and paid $12.4 million in financing fees.
•During the year ended December 31, 2021, we received gross proceeds of $480.0 million from the issuance of our Series G and Series H Preferred Shares, which was partially offset by the payment $15.9 million in offering costs, received proceeds from the issuance of convertible notes and other debt of $268.6 million, repaid $392.2 million in other debt and $40.0 million of revolving credit facilities borrowings, used $250.0 million to redeem all our Series C and Series D Preferred Shares, paid $44.7 million in preferred and common distributions, purchased $21.0 million in Capped Call Transactions and paid $14.5 million in financing fees.

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
For the year ended December 31, 2022, we invested $116.7 million in capital investments to reposition and improve our properties, including the renovations of 1 Hotel San Francisco (formerly Hotel Vitale), Hotel Ziggy (formerly Grafton on Sunset) and Skamania Lodge.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest an additional $145.0 million to $155.0 million in capital investments in 2023, which includes normal hotel capital refurbishments, return of investment projects and major capital projects. We have the following significant capital projects that are expected to be completed in 2023 or 2024:
•$25.0 million comprehensive redevelopment and renovation of Hilton San Diego Gaslamp Quarter, which commenced in 2022 and is expected to be completed in the second quarter of 2023;
•$27.0 million comprehensive redevelopment and repositioning of Solamar Hotel into Margaritaville Hotel San Diego Gaslamp Quarter, which commenced in 2022 and is expected to be completed in the second quarter of 2023;
•$20.0 million to $22.0 million comprehensive renovation at Jekyll Island Club Resort, which commenced in 2022 and is expected to be completed in the second quarter of 2023;
•$20.0 million to $25.0 million comprehensive renovation of Estancia La Jolla Hotel & Spa, which commenced in 2022 and is expected to be completed in the second quarter of 2024; and
•$11.0 million first phase of a multi-phase master plan at Skamania Lodge, which commenced in 2022 and is expected to be completed in the third quarter of 2023.
Common Share Repurchase Programs, Preferred Share Repurchase Program and ATM Program
On February 22, 2016, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2022, the Company made $56.6 million in repurchases under this program and, as of December 31, 2022, no common shares remained available for repurchase under this program.
On July 27, 2017, we announced that our Board of Trustees authorized a new share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. For the year ended December 31, 2022, the Company made $13.0 million in repurchases under this program and, as of December 31, 2022, $87.0 million of common shares remained available for repurchase under this program.
On February 21, 2023, we announced that our Board of Trustees authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. This $150.0 million common share repurchase program will commence upon the completion of the Company's $100.0 million common share repurchase program, under which approximately $74.0 million of common shares remained available for repurchase as of February 21, 2023. The timing, manner, price and amount of any repurchases under the program will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require us to repurchase any specific number of common shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
On February 21, 2023, we announced that our Board of Trustees approved a repurchase program of up to $100.0 million of our outstanding preferred shares (the “Preferred Share Repurchase Program”). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30%

Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. The aggregate liquidation value of our preferred shares that may be repurchased pursuant to the Preferred Shares Repurchase Program, as of February 21, 2023, was $715.0 million. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require us to repurchase any specific number of preferred shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the year ended December 31, 2022. As of December 31, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
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
As of December 31, 2022, we have interest rate swap agreements with an aggregate notional amount of $1.0 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

	2023	2024	2025	2026	2027	Thereafter	Total
Liabilities
Fixed rate debt (1)	$49,588	$2,084	$4,602	$752,318	$2,439	$48,454	$859,485
Average interest rate	4.71%	5.07%	5.00%	1.76%	5.07%	5.07%	2.15%
Variable rate debt (1)	$—	$621,500	$460,000	$—	$460,000	$—	$1,541,500
Average interest rate	—%	6.19%	5.95%	—%	5.95%	—%	6.05%
Total	$49,588	$623,584	$464,602	$752,318	$462,439	$48,454	$2,400,985
______________________
(1)    Scheduled maturities assume we exercise all extension options available in our debt agreements. For a discussion of our debt, see Note 5, Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

This table reflects indebtedness outstanding as of December 31, 2022 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2022, the estimated fair value of our fixed rate debt was $700.5 million.
As of December 31, 2022, $501.5 million of the Company's aggregate indebtedness (20.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
We acquired Inn on Fifth on May 11, 2022 and Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) on June 23, 2022 and have excluded the hotel operations of these properties from our assessment of effectiveness of internal control over financial reporting as of December 31, 2022. Total assets and revenues for these hotels of $2.8 million and $35.8 million, respectively, for the year ended December 31, 2022 have been excluded from our assessment.
KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2023 Annual Meeting of Shareholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:
1. Financial Statements
    Included herein on pages F-1 through F-34.
2. Financial Statement Schedules
The following financial statement schedule is included herein on pages F-35 through F-38.
Schedule III--Real Estate and Accumulated Depreciation
All other schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions or are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted from this Item 15.
3. Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Declaration of Trust of Pebblebrook Hotel Trust, as amended and supplemented through July 23, 2021 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021 (File No. 001-34571)).
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

3.8	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.9	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001 34571)).
3.10	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001 34571)).
4.1†	Description of the Registrant's Securities.
4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
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

10.4*	Amendment No. 3 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective May 19, 2021 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on May 21, 2021 (File No. 001‑34571)).
10.5*	Amendment No. 4 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective May 16, 2022 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 16, 2022 (File No. 001 34571)).
10.6*
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

10.9*
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

10.11*	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).
10.12*
Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

10.13
Fifth Amended and Restated Credit Agreement, dated as of October 13, 2022, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 14, 2022 (File No. 001-34571)).

10.14	Note Purchase and Guarantee Agreement, dated November 12, 2015, by and among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America (incorporated by reference to Exhibit 10.33 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 22, 2016 (File No. 001-34571)).
10.15	First Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of October 13, 2017 (incorporated by reference to Exhibit 10.27 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-34571)).
10.16	Second Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of June 29, 2020 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 2, 2020 (File No. 001-34571)).
10.17	Third Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of December 10, 2020 (incorporated by reference to Exhibit 10.5 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
10.18	Fourth Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of February 18, 2021 (incorporated by reference to Exhibit 10.4 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.19	Fifth Amendment to Note Purchase Agreement, dated as of November 12, 2015, among Pebblebrook Hotel Trust, Pebblebrook Hotel, L.P., Massachusetts Mutual Life Insurance Company, MassMutual Asia Limited, Allianz Life Insurance Company of North America and The Guardian Life Insurance Company of America, dated as of December 9, 2021 (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-34571)).
10.20	Loan Agreement, dated as of May 8, 2019, among JPMorgan Chase Bank, National Association, Deutsche Bank AG, New York Branch, and MVHF, LLC (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 29, 2021 (File No. 001-34571)).
10.21*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.22*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.23*	Form of LTIP Class B Unit Vesting Agreement – retention award (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	February 21, 2023	/s/ JON E. BORTZ
Jon E. Bortz
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	February 21, 2023
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 21, 2023
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 21, 2023
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 21, 2023
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 21, 2023
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 21, 2023
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 21, 2023
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 21, 2023
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Company has changed its method of accounting for convertible debt as of January 1, 2021 due to the adoption of ASU 2020-06.
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
Assessment of estimated holding periods for investments in hotel properties
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Investment in hotel properties, net of accumulated depreciation was 96% of total assets as of December 31, 2022.
We identified the assessment of the estimated holding periods for hotel properties as a critical audit matter. A high degree of subjective and complex auditor judgment was required to assess the events or changes in circumstances used by the Company to evaluate the estimated holding periods. A shortened estimated holding period could indicate a potential impairment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s determination of the estimated holding periods for hotel properties. We evaluated the relevant events or changes in circumstances that the Company used to evaluate its estimated holding periods by:
•inspecting documents, such as meeting minutes of the board of trustees, to assess the likelihood that a property will be sold significantly before the end of its previously estimated holding periods
•reading certain publicly available information to identify information regarding potential sales of the Company’s hotel properties
•inquiring of Company officials, including those in the organization who are responsible for, and have authority over, disposition activities
•obtaining representations from the Company regarding the status of potential plans to dispose of hotel properties.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 21, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2023 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Inn on Fifth and Newport Harbor Island Resort during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Inn on Fifth and Newport Harbor Island Resort’s internal control over financial reporting associated with total assets of $2.8 million and total revenues of $35.8 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Inn on Fifth and Newport Harbor Island Resort.
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

/s/ KPMG LLP

McLean, Virginia
February 21, 2023

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	December 31, 2022	December 31, 2021

ASSETS
Investment in hotel properties, net	$5,874,876	$6,079,333
Hotel held for sale	44,861	—
Cash and cash equivalents	41,040	58,518
Restricted cash	11,229	33,729
Hotel receivables (net of allowance for doubtful accounts of $431 and $1,142, respectively)	45,258	37,045
Prepaid expenses and other assets	116,276	52,565
Total assets	$6,133,540	$6,261,190
LIABILITIES AND EQUITY
Debt	$2,387,293	$2,441,888
Accounts payable, accrued expenses and other liabilities	250,518	250,584
Lease liabilities - operating leases	320,402	319,426
Deferred revenues	73,603	69,064
Accrued interest	4,535	4,567
Liabilities related to hotel held for sale	428	—
Distribution payable	12,218	11,756
Total liabilities	3,048,997	3,097,285
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $715,000 and $740,000 at December 31, 2022 and December 31, 2021, respectively), 100,000,000 shares authorized; 28,600,000 shares issued and outstanding at December 31, 2022 and 29,600,000 shares issued and outstanding at December 31, 2021	286	296
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 126,345,293 shares issued and outstanding at December 31, 2022 and 130,813,750 shares issued and outstanding at December 31, 2021	1,263	1,308
Additional paid-in capital	4,182,359	4,268,042
Accumulated other comprehensive income (loss)	35,724	(19,442)
Distributions in excess of retained earnings	(1,223,117)	(1,094,023)
Total shareholders’ equity	2,996,515	3,156,181
Non-controlling interests	88,028	7,724
Total equity	3,084,543	3,163,905
Total liabilities and equity	$6,133,540	$6,261,190

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)

	For the year ended December 31,
	2022	2021	2020
Revenues:
Room	$910,936	$483,191	$287,439
Food and beverage	346,702	157,848	95,892
Other operating	134,253	92,005	59,557
Total revenues	1,391,891	733,044	442,888
Expenses:
Hotel operating expenses:
Room	225,992	127,105	91,771
Food and beverage	243,543	111,928	77,698
Other direct and indirect	413,939	257,547	209,957
Total hotel operating expenses	883,474	496,580	379,426
Depreciation and amortization	239,583	224,251	224,560
Real estate taxes, personal property taxes, property insurance, and ground rent	126,134	111,675	114,333
General and administrative	39,187	38,166	45,158
Transaction costs	430	100	10,544
Impairment and other losses	89,882	14,856	74,556
(Gain) loss on sale of hotel properties	(6,194)	(64,729)	(117,401)
Other operating expenses	4,673	1,936	4,421
Total operating expenses	1,377,169	822,835	735,597
Operating income (loss)	14,722	(89,791)	(292,709)
Interest expense	(99,988)	(96,633)	(104,098)
Other	562	113	517
Income (loss) before income taxes	(84,704)	(186,311)	(396,290)
Income tax (expense) benefit	(277)	(61)	3,697
Net income (loss)	(84,981)	(186,372)	(392,593)
Net income (loss) attributable to non-controlling interests	2,190	(1,514)	(864)
Net income (loss) attributable to the Company	(87,171)	(184,858)	(391,729)
Distributions to preferred shareholders	(45,074)	(42,105)	(32,556)
Redemption of preferred shares	8,186	(8,055)	—
Net income (loss) attributable to common shareholders	$(124,059)	$(235,018)	$(424,285)
Net income (loss) per share available to common shareholders, basic	$(0.95)	$(1.80)	$(3.25)
Net income (loss) per share available to common shareholders, diluted	$(0.95)	$(1.80)	$(3.25)
Weighted-average number of common shares, basic	130,453,944	130,804,354	130,610,015
Weighted-average number of common shares, diluted	130,453,944	130,804,354	130,610,015

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)

	For the year ended December 31,
	2022	2021	2020

Comprehensive Income:
Net income (loss)	$(84,981)	$(186,372)	$(392,593)
Other comprehensive income (loss):
Change in fair value of derivative instruments	55,479	15,289	(63,861)
Amounts reclassified from other comprehensive income	52	25,210	28,505
Comprehensive income (loss)	(29,450)	(145,873)	(427,949)
Comprehensive income (loss) attributable to non-controlling interests	2,555	(1,251)	(934)
Comprehensive income (loss) attributable to the Company	$(32,005)	$(144,622)	$(427,015)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)

	For the year ended December 31, 2020
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	20,400,000	$204	130,484,956	$1,305	$4,069,410	$(24,715)	$(424,996)	$3,621,208	$10,728	$3,631,936
Issuance of shares, net of offering costs	—	—	—	—	(119)	—	—	(119)	—	(119)
Issuance of common shares for Board of Trustees compensation	—	—	23,528	1	636	—	—	637	—	637
Repurchase of common shares	—	—	(47,507)	(1)	(1,254)	—	—	(1,255)	—	(1,255)
Share-based compensation	—	—	103,083	1	12,162	—	—	12,163	10,616	22,779
Distributions on common shares/units	—	—	—	—	—	—	(4,692)	(4,692)	(45)	(4,737)
Distributions on preferred shares	—	—	—	—	—	—	(32,556)	(32,556)	—	(32,556)
Redemption of non-controlling interest LTIP units	—	—	109,240	1	13,445	—	—	13,446	(13,446)	—
Equity component of convertible senior notes	—	—	—	—	113,890	—	—	113,890	—	113,890
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(38,300)	—	—	(38,300)	—	(38,300)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(63,861)	—	(63,861)	—	(63,861)
Amounts reclassified from other comprehensive income	—	—	—	—	—	28,505	—	28,505	—	28,505
Net income (loss)	—	—	—	—	—	—	(391,729)	(391,729)	(864)	(392,593)
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,845)	—	(8,055)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	19,200,000	192	—	—	463,862	—	—	464,054	—	464,054
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	10,433	—	—	10,434	2,445	12,879
Distributions on common shares/units	—	—	—	—	—	—	(5,032)	(5,032)	(66)	(5,098)
Distributions on preferred shares	—	—	—	—	—	—	(42,105)	(42,105)	—	(42,105)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	15,026	—	15,026	263	15,289
Amounts reclassified from other comprehensive income	—	—	—	—	—	25,210	—	25,210	—	25,210
Net income (loss)	—	—	—	—	—	—	(184,858)	(184,858)	(1,514)	(186,372)
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Redemption of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,186	(16,000)	—	(16,000)
Issuance of shares, net of offering costs	—	—	—	—	(123)	—	—	(123)	—	(123)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(4,609,626)	(47)	(70,677)	—	—	(70,724)	—	(70,724)
Share-based compensation	—	—	107,303	1	8,556	—	—	8,557	2,793	11,350
Distributions on common shares/units	—	—	—	—	—	—	(5,035)	(5,035)	(69)	(5,104)
Distributions on preferred shares/units	—	—	—	—	—	—	(45,074)	(45,074)	(2,975)	(48,049)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	55,114	—	55,114	365	55,479
Amounts reclassified from other comprehensive income	—	—	—	—	—	52	—	52	—	52
Net income (loss)	—	—	—	—	—	—	(87,171)	(87,171)	2,190	(84,981)
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$(84,981)	$(186,372)	$(392,593)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	239,583	224,251	224,560
Share-based compensation	11,350	11,433	22,779
Amortization of deferred financing costs, non-cash interest and other amortization	13,453	16,633	17,200
(Gain) loss on sale of hotel properties	(6,194)	(64,729)	(117,401)
Impairment and other losses	89,882	14,856	74,556
Non-cash ground rent	9,952	7,061	6,198
Other adjustments	(4,962)	(1,959)	347
Changes in assets and liabilities:
Hotel receivables	(7,974)	(27,509)	38,509
Prepaid expenses and other assets	(10,018)	(428)	3,358
Accounts payable and accrued expenses	24,808	51,793	(60,673)
Deferred revenues	3,846	25,736	(18,616)
Net cash provided by (used in) operating activities	278,745	70,766	(201,776)
Investing activities:
Improvements and additions to hotel properties	(116,743)	(83,827)	(125,014)
Proceeds from sales of hotel properties	248,908	255,927	375,131
Acquisition of hotel properties	(247,163)	(253,541)	—
Property insurance proceeds	5,638	—	—
Other investing activities	(25)	(128)	—
Net cash provided by (used in) investing activities	(109,385)	(81,569)	250,117
Financing activities:
Gross proceeds from issuance of preferred shares	—	480,000	—
Payment of offering costs — common and preferred shares	(123)	(15,947)	(119)
Payment of deferred financing costs	(12,415)	(14,510)	(16,372)
Borrowings under revolving credit facilities	190,151	—	760,115
Repayments under revolving credit facilities	(190,151)	(40,000)	(885,115)
Proceeds from debt	1,380,000	268,599	512,965
Repayments of debt	(1,434,956)	(392,236)	(212,965)
Purchases of capped calls for convertible senior notes	—	(20,975)	(38,300)
Repurchases of common shares	(70,724)	(720)	(1,255)
Redemption of preferred shares	(16,000)	(250,000)	—
Distributions — common shares/units	(5,291)	(5,279)	(53,960)
Distributions — preferred shares/units	(47,367)	(39,443)	(32,556)
Repayments of refundable membership deposits	(2,462)	(2,739)	(1,354)
Net cash provided by (used in) financing activities	(209,338)	(33,250)	31,084
Net change in cash and cash equivalents and restricted cash	(39,978)	(44,053)	79,425
Cash and cash equivalents and restricted cash, beginning of year	92,247	136,300	56,875
Cash and cash equivalents and restricted cash, end of year	$52,269	$92,247	$136,300

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
As of December 31, 2022, the Company owned interests in 51 hotels with a total of 12,756 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Miami (Coral Gables), Florida; Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2022, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
COVID-19 Update
The COVID-19 pandemic, which began in early 2020, has had a significant negative impact on the Company's operations and financial results. Results have substantially improved through 2022. The Company exited its debt covenant waiver period under its credit facilities as of the end of the second quarter of 2022. As discussed in Note. 5 Debt, in October 2022, the Company refinanced its senior unsecured revolving credit facility and all of its term loans. There continues to be significant uncertainty regarding the trends and outlook as a result of new variants and individual and government responses.
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
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus the Company's financial position. It is uncertain what the future affects of the COVID-19 pandemic will have on the overall economy or travel. In addition, the rise in inflation and corresponding increase in interest rates may also impact the overall economy. A decline in travel or a significant increase in costs may impact the Company's cash flow and ability to service debt or meet other financial obligations.
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
The Company's financial instruments include cash and cash equivalents, restricted cash, accounts payable and accrued expenses. Due to their short maturities, the carrying amounts of these assets and liabilities approximate fair value. See Note 5. Debt to the accompanying consolidated financial statements for disclosures on the fair value of debt and derivative instruments.
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
Investments in Unconsolidated Entities
The Company owns a non-controlling equity interest in Fifth Wall Late-Stage Climate Technology Fund, L.P. As of December 31, 2022, the Company has invested $5.5 million. The Company's total equity commitment to the fund is $10.0 million.

New Accounting Pronouncements
Reference Rate Reform
In March 2020, January 2021 and December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, ASU 2021-01, Reference Rate Reform (Topic 848): Scope, and ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, respectively. ASU 2020-04, ASU 2021-01 and ASU 2022-06 provide optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04, ASU 2021-01 and ASU 2022-06 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2024. In October 2022, the Company amended the terms of its credit agreements to, among other things, change the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The Company also amended the terms of the interest rate swap derivatives to match the SOFR reference rate. The Company made certain ASC 848 elections related to the changes in critical terms of the hedging relationships which allowed the Company to not dedesignate these hedging relationships. The adoption of ASU 2020-04, ASU 2021-01 and ASU 2022-06 has not had and is not expected to have a material impact on the Company's consolidated financial statements.
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material effect on its consolidated financial statements and disclosures.
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
On December 1, 2021, the Company acquired the leasehold interest in the 210-room Estancia La Jolla Hotel & Spa in La Jolla, California for $108.0 million, excluding prorations and transaction costs, using cash on hand and the assumption of a $61.7 million mortgage loan.
On May 11, 2022, the Company acquired the 119-room Inn on Fifth in Naples, Florida for $156.0 million, excluding prorations and transactions costs. This transaction was funded with cash on hand, the issuance of 16,291 common units of limited partnership interest in the Operating Partnership and 3,104,400 preferred units of the Operating Partnership designated as 6.0% Series Z Preferred Units.
On June 23, 2022, the Company acquired the 257-room Newport Harbor Island Resort (formerly Gurney's Newport Resort & Marina) in Newport, Rhode Island for $174.0 million using cash on hand and proceeds from its senior unsecured revolving credit facility.
See Note 5. Debt for additional information about the mortgage loans assumed and Note 11. Commitments and Contingencies for additional information about the leasehold interests acquired.

Dispositions
The following table summarizes disposition transactions during the years ended December 31, 2022 and 2021 (in thousands):

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
For the years ended December 31, 2022, 2021 and 2020, the accompanying consolidated statements of operations and comprehensive income included operating (loss) of $(2.3) million, $(21.7) million and $(32.4) million, respectively, excluding impairment loss and gain on sale of hotel properties, related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Held for Sale
As of December 31, 2022, the Company had entered into an agreement to sell The Heathman Hotel for approximately $45.0 million. This hotel was designated as held for sale as it met the held for sale criteria, and as a result, the Company recorded an impairment to reduce the carrying value of the property. In addition, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. The Company expects to complete the sale in the first quarter of 2023, however, no assurances can be given that the sale will be completed on these terms or at all.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land	$897,756	$926,330
Buildings and improvements	5,170,976	5,197,816
Furniture, fixtures and equipment	504,518	535,607
Finance lease asset	91,181	91,181
Construction in progress	11,961	15,869
	$6,676,392	$6,766,803
Right-of-use asset, operating leases	370,383	378,939
Investment in hotel properties	$7,046,775	$7,145,742
Less: Accumulated depreciation	(1,171,899)	(1,066,409)
Investment in hotel properties, net	$5,874,876	$6,079,333

On September 27, 2022, LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") and Inn on Fifth, both located in Naples, Florida, and Southernmost Beach Resort located in Key West, Florida were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost Beach Resort did not suffer significant damage and have been reopened. LaPlaya was closed in anticipation of the storm and is expected to be re-opened in stages beginning in the first quarter of 2023. The Company anticipates LaPlaya to have reopened fully by the middle of 2023.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian. Insurance proceeds are subject to deductibles. As of December 31, 2022, the Company recognized an impairment loss of $7.9 million for the damage to LaPlaya and Southernmost Beach Resort which is recorded in impairment and other losses in the Company’s accompanying consolidated statement of operations and comprehensive income. The Company recorded a receivable for costs incurred to remediate the damage in excess of the deductible. Through December 31, 2022, the Company has received $15.8 million in preliminary advances from the insurance providers and continues to work with the insurance providers on the settlement of the property and business interruption claims.
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. The Company periodically adjusts its estimate of future operating cash flows and estimated hold periods for certain properties. As a result of this review, the Company determined certain impairment triggers had occurred and therefore, the Company assessed its investment in hotel properties for recoverability. Based on the analyses performed, for the year ended December 31, 2022, the Company recognized an impairment loss of $81.7 million related to three hotels as a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties. For the year ended December 31, 2021, the Company recognized an impairment loss of $14.9 million related to one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for this property. For the year ended December 31, 2020, the Company recognized an impairment loss of $74.6 million related to three properties as a result of their fair values being lower than their carrying values. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using information from marketing efforts for these properties.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.4 million and financing lease liabilities of $42.7 million. As of December 31, 2021, the Company's lease liabilities consisted of operating lease liabilities of $319.4 million and financing lease liabilities of $42.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

Note 5. Debt
In 2021, the Company amended the agreements governing its credit facilities, term loan facilities and senior notes to, among other things, waive financial covenants until the second quarter of 2022 (with substantially less-restrictive covenants through the end of the first quarter of 2023), extend certain debt maturity dates and increase the interest rate spread. The Company exited the debt covenant waiver period as of the end of the second quarter of 2022.
On October 13, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent and certain other agents and lenders ("Credit Agreement"). The $2.0 billion Credit Agreement provides for a $650.0 million senior unsecured revolving credit facility and three $460.0 million unsecured term loan facilities totaling $1.38 billion. Proceeds from the new term loans and $26.7 million of cash on hand were used to repay the outstanding balances on the prior term loans. The Company incurred $7.4 million in costs related to the refinancing which were recorded in interest expense in the accompanying consolidated statement of operations. The Company may request additional lender commitments to increase the aggregate borrowing capacity under the Credit Agreement up to an additional $970.0 million.
The Company's debt consisted of the following as of December 31, 2022 and 2021 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at December 31, 2022		Maturity Date	December 31, 2022	December 31, 2021
Revolving credit facilities
Senior unsecured credit facility	-	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	-	(1)	October 2026	—	—
Revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	4.84%	(1)	October 2024	460,000	—
Term Loan 2025	3.59%	(1)	October 2025	460,000	—
Term Loan 2027	3.19%	(1)	October 2027	460,000	—
First Term Loan	-		January 2023	—	26,000
First Term Loan Extended	-		March 2024	—	274,000
Second Term Loan	-		April 2022	—	26,327
Fourth Term Loan	-		October 2024	—	110,000
Sixth Term Loan Tranche 2021 Extended	-		November 2022	—	82,071
Sixth Term Loan Tranche 2022	-		November 2022	—	114,670
Sixth Term Loan Tranche 2023	-		November 2023	—	400,000
Sixth Term Loan Tranche 2024	-		January 2024	—	400,000
Term loan principal				$1,380,000	$1,433,068

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes
Series A Notes	4.70%	(3)	December 2023	47,600	47,600
Series B Notes	4.93%		December 2025	2,400	2,400
Senior unsecured notes principal				$50,000	$50,000

Mortgage loans
Margaritaville Hollywood Beach Resort	6.69%	(4)	May 2023	161,500	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	59,485	61,373
Mortgage loans principal				$220,985	$222,873
Total debt principal				$2,400,985	$2,455,941
Unamortized debt premiums, discount and deferred financing costs, net				(13,692)	(14,053)
Debt, Net				$2,387,293	$2,441,888
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at December 31, 2022 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date of October 13, 2026 for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee, for a maximum maturity date of October 13, 2027.
(3)    The Company intends to pay off the Series A Notes using available cash or borrowings under the revolving credit facility at maturity.
(4)    In April 2022, the Company exercised its option to extend the maturity date to May 2023. The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date further to May 2024, which the Company expects to exercise.

Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the $650.0 million senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of December 31, 2022, the Company had no outstanding borrowings, $12.6 million of outstanding letters of credit and a borrowing capacity of $637.4 million remaining on its senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the credit agreement for the senior unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the facility. The Company pays a fee at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.6 million and $12.1 million were outstanding as of December 31, 2022 and 2021, respectively.
The Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of December 31, 2022, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of December 31, 2022, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The three $460.0 million term loans provided for in the Credit Agreement mature in October 2024, October 2025 and October 2027, respectively. The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of December 31, 2022, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.
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
The Convertible Notes are governed by an indenture (the “Base Indenture”) between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026. The Company recorded coupon interest expense of $13.1 million and $12.7 million for the years ended December 31, 2022 and 2021, respectively.

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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of December 31, 2022 and 2021, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of December 31, 2022, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. In April 2022, the Company exercised its option to extend the maturity date to May 9, 2023. The Company has an option to extend the maturity date further to May 9, 2024, which the Company expects to exercise. If the loan is extended, the interest rate spread will increase by 20 basis points. The loan is also subject to an interest rate cap agreement.
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.

The Company's mortgage loans associated with Margaritaville and Estancia are non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. These properties are not in a cash trap and no event of default has occurred under the loan documents.
Interest Expense
The components of the Company's interest expense consisted of the following for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Unsecured revolving credit facilities	$2,531	$2,092	$10,210
Unsecured term loan facilities	52,355	61,529	72,642
Convertible senior notes	13,125	12,662	365
Senior unsecured notes	2,525	3,562	4,792
Mortgage debt	9,788	1,375	—
Amortization of deferred financing fees, (premiums) and discounts	16,465	9,741	7,296
Other	3,199	5,672	8,793
Total interest expense	$99,988	$96,633	$104,098
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of December 31, 2022 and 2021 was $700.5 million and $747.8 million, respectively.
Future Minimum Principal Payments
As of December 31, 2022, the future minimum principal payments for the Company's debt, assuming all extension options available in the Company's debt agreements are exercised, are as follows (in thousands):

2023	$49,588
2024	623,584
2025	464,602
2026	752,318
2027	462,439
Thereafter	48,454
Total debt principle payments	$2,400,985
Deferred financing costs, net	(21,373)
Debt premium (discount), net	7,681
Total debt	$2,387,293
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

The Company's interest rate swaps at December 31, 2022 and 2021 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)(1)	Maturity	December 31, 2022	December 31, 2021
Swap-cash flow	—	January 2022	$—	$180,000
Swap-cash flow	—	April 2022	—	100,000
Swap-cash flow	0.05% - 0.07%	January 2023	200,000	200,000
Swap-cash flow	1.84% - 1.87%	November 2023	250,000	250,000
Swap-cash flow	2.47% - 2.50%	January 2024	300,000	300,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Total			$1,040,000	$1,320,000
______________________
(1)    In October 2022, the Company transitioned from LIBOR-based interest rates to SOFR-based interest rates for its interest rate swap agreements. There are no other substantive changes to its interest rate swap agreements as part of this transition.
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
As of December 31, 2022, the Company's derivative instruments were in an asset position with an aggregate fair value of $36.0 million. None of the Company's derivative instruments was in a liability position as of December 31, 2022. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $23.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months. In January 2023, the Company entered into interest rate swap agreements with an aggregate notional amount of $400.0 million, which will be effective in November 2023.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
San Diego, CA	$303,701	$165,977	$96,071
Southern Florida/Georgia	271,167	166,310	76,971
Boston, MA	243,861	124,440	63,356
Los Angeles, CA	168,310	94,275	51,664
San Francisco, CA	116,022	43,601	66,896
Portland, OR	87,625	53,978	27,174
Chicago, IL	68,402	27,279	15,604
Other(1)	63,071	28,608	27,453
Washington, D.C.	51,937	20,630	12,739
Seattle, WA	17,795	7,946	4,960
	$1,391,891	$733,044	$442,888
______________________
(1)     Other includes: Nashville, TN, New York, NY, Philadelphia, PA, Newport, RI and Santa Cruz, CA.
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
During the fourth quarter of 2022, the Company repurchased 4,559,839 common shares for an aggregate purchase price of $69.6 million, or an average of approximately $15.27 per share. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares.
Common Share Repurchase Programs
On February 22, 2016, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Upon repurchase by the Company, common shares cease to be outstanding and become authorized but unissued common shares. For the year ended December 31, 2022, the Company repurchased $56.6 million of common shares, and as of December 31, 2022, no common shares remained available for repurchase under this program.
On July 27, 2017, the Company announced that the Board of Trustees authorized a new share repurchase program of up to $100.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. For the year ended December 31, 2022, the Company repurchased $13.0 million common shares under this program and, as of December 31, 2022, $87.0 million of common shares remained available for repurchase under this program.
On February 21, 2023, we announced that our Board of Trustees authorized a new share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement.
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the year ended December 31, 2022. As of December 31, 2022, $200.0 million of common shares remained available for issuance under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2022:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2022	March 31, 2022	April 15, 2022
$0.01	June 30, 2022	June 30, 2022	July 15, 2022
$0.01	September 30, 2022	September 30, 2022	October 17, 2022
$0.01	December 31, 2022	December 30, 2022	January 17, 2023
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
On December 27, 2022, the Company repurchased 1,000,000 5.70% Series H Cumulative Redeemable Preferred Shares at a privately negotiated price of $16.00 per share. The difference between the carrying amount of the repurchased shares, net of issuance costs, and the consideration paid to repurchase the shares is considered a return from preferred shareholders of $8.2 million and recorded as an adjustment to net income (loss) attributable to common shareholders on the Company's basic and diluted earnings per share.

The following Preferred Shares were outstanding as of December 31, 2022 and 2021:

Security Type	December 31, 2022	December 31, 2021
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	9,000,000	10,000,000
	28,600,000	29,600,000
The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the “Preferred Shares”) rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may redeem the Series E and Series F Preferred Shares at any time. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
On February 21, 2023, the Company announced that its Board of Trustees approved a repurchase program of up to $100.0 million of the Preferred Shares. Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of the Preferred Shares. The aggregate liquidation value of the Preferred Shares that may be repurchased pursuant to the Preferred Shares Repurchase Program, as of February 21, 2023, was $715.0 million. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require us to repurchase any specific number of preferred shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2022:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series E	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
6.375% Series E	$0.40	September 30, 2022	September 30, 2022	October 17, 2022
6.375% Series E	$0.40	December 31, 2022	December 30, 2022	January 17, 2023
6.30% Series F	$0.39	March 31, 2022	March 31, 2022	April 15, 2022
6.30% Series F	$0.39	June 30, 2022	June 30, 2022	July 15, 2022
6.30% Series F	$0.39	September 30, 2022	September 30, 2022	October 17, 2022
6.30% Series F	$0.39	December 31, 2022	December 30, 2022	January 17, 2023
6.375% Series G	$0.40	March 31, 2022	March 31, 2022	April 15, 2022
6.375% Series G	$0.40	June 30, 2022	June 30, 2022	July 15, 2022
6.375% Series G	$0.40	September 30, 2022	September 30, 2022	October 17, 2022
6.375% Series G	$0.40	December 31, 2022	December 30, 2022	January 17, 2023
5.70% Series H	$0.36	March 31, 2022	March 31, 2022	April 15, 2022
5.70% Series H	$0.36	June 30, 2022	June 30, 2022	July 15, 2022
5.70% Series H	$0.36	September 30, 2022	September 30, 2022	October 17, 2022
5.70% Series H	$0.36	December 31, 2022	December 30, 2022	January 17, 2023

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
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units in the Operating Partnership.
As of December 31, 2022 and 2021, the Operating Partnership had 149,896 and 133,605 OP units, respectively, held by third parties, excluding LTIP units.
As of December 31, 2022, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
As of December 31, 2022 and 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at December 31, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the common OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share.
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
As of December 31, 2022, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
Note 8. Share-Based Compensation Plan
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of December 31, 2022, there were 1,718,248 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.

The following table provides a summary of service condition restricted share activity as of December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	149,179	$33.37
Granted	390,242	$23.62
Vested	(72,824)	$33.13
Forfeited	(6,787)	$27.68
Cancelled	(217,083)	$25.53
Unvested at December 31, 2020	242,727	$24.94
Granted	415,531	$22.69
Vested	(81,591)	$30.41
Forfeited	(9,236)	$23.37
Unvested at December 31, 2021	567,431	$22.53
Granted	143,795	$21.72
Vested	(107,303)	$26.23
Forfeited	(36,606)	$22.80
Unvested at December 31, 2022	567,317	$21.60
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period. In March 2020, the Company canceled the February 2020 service condition share award (retention grant) and as a result accelerated and recognized an expense of $5.5 million. For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $3.8 million, $4.1 million and $8.1 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2022, there was $7.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years.
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
On February 13, 2019, the Board of Trustees approved a target award of 126,891 performance-based equity awards to officers and employees of the Company. In January 2022, none of these awards vested and the Company issued no common shares to officers or employees. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2019 through December 31, 2021.
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

The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 15, 2017
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$2.7	28.00%	1.27%	5.60%

February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5	28.00%	2.37%	4.70%

February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5	26.00%	2.52%	4.20%

February 12, 2020
Relative Total Shareholder Return	100.00%	$4.9	23.40%	1.41%	—%

February 18, 2021
Relative Total Shareholder Return	100.00%	$6.0	56.00%	0.19%	—%

May 16, 2022
Relative Total Shareholder Return	100.00%	$5.3	58.70%	2.72%	—%
In the table above, the Relative Total Shareholder Return and Absolute Total Shareholder Return components are market conditions as defined by ASC 718.
Dividends on unvested performance-based equity awards accrue over the vesting period and will be paid on the actual number of shares that vest at the end of the applicable period. The Company recognizes compensation expense on a straight-line basis through the vesting date. As of December 31, 2022, there was approximately $6.0 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years. For the years ended December 31, 2022, 2021 and 2020 the Company recognized approximately $4.8 million, $4.9 million and $4.1 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
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
As of December 31, 2022, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of December 31, 2022 and 2021, the Operating Partnership had 727,208 LTIP units outstanding. Of the 727,208 LTIP units outstanding at December 31, 2022, 127,111 LTIP units have vested. Only vested LTIP units may be converted to common units of the Operating Partnership, which in turn can be tendered for redemption.

For the years ended December 31, 2022, 2021 and 2020, the Company recognized approximately $2.8 million, $2.4 million and $10.6 million, respectively, in expense related to these LTIP units. As of December 31, 2022, there was $8.4 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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

The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2022, 2021 and 2020:

	2022		2021		2020
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$0.0419	83.80%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.0081	16.20%	0.0128	32.00%	0.0100	33.33%
Return of capital	—	—%	0.0272	68.00%	0.0200	66.67%
Total	$0.0500	100.00%	$0.0400	100.00%	$0.0300	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.1725	12.45%	0.4063	33.34%
Return of capital	—	—%	1.2133	87.55%	0.8125	66.66%
Total	$—	—%	$1.3858	100.00%	$1.2188	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.1692	12.49%	0.3984	33.33%
Return of capital	—	—%	1.1855	87.51%	0.7969	66.67%
Total	$—	—%	$1.3547	100.00%	$1.1953	100.00%

Series E Preferred Shares:
Ordinary non-qualified income	$1.6684	83.75%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.3238	16.25%	0.5118	32.11%	0.3984	33.33%
Return of capital	—	—%	1.0819	67.89%	0.7969	66.67%
Total	$1.9922	100.00%	$1.5937	100.00%	$1.1953	100.00%

Series F Preferred Shares:
Ordinary non-qualified income	$1.6488	83.75%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.3200	16.25%	0.5058	32.11%	0.3938	33.34%
Return of capital	—	—%	1.0692	67.89%	0.7875	66.66%
Total	$1.9688	100.00%	$1.5750	100.00%	$1.1813	100.00%

Series G Preferred Shares:
Ordinary non-qualified income	$1.6684	83.75%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.3238	16.25%	0.5787	86.00%	—	—%
Return of capital	—	—%	0.0942	14.00%	—	—%
Total	$1.9922	100.00%	$0.6729	100.00%	$—	—%

Series H Preferred Shares:
Ordinary non-qualified income	$1.4917	83.75%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	0.2895	16.25%	0.2655	86.01%	—	—%
Return of capital	—	—%	0.0432	13.99%	—	—%
Total	$1.7812	100.00%	$0.3087	100.00%	$—	—%

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
The common and preferred distributions declared on December 15, 2021 and paid on January 18, 2022 were treated as 2022 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2022 and paid on January 17, 2023 will be treated as 2022 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2022	2021	2020
Federal
Current	$253	$—	$(127)
Deferred	—	—	(6,266)
State and local
Current	24	61	668
Deferred	—	—	2,028
Income tax expense (benefit)	$277	$61	$(3,697)
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Statutory federal tax expense (benefit)	$17,906	$(38,251)	$(72,098)
State income tax expense (benefit), net of federal tax expense (benefit)	4	(6,990)	(5,046)
REIT income not subject to tax	(17,402)	22,235	53,311
Change in valuation allowance	(495)	23,077	20,056
Other	264	(10)	80
Income tax expense (benefit), net	$277	$61	$(3,697)
The Company has provided a valuation allowance against its federal and state deferred tax asset at December 31, 2022 and 2021 due to the uncertainty of realizing the loss in future years. As of December 31, 2022, the Company had a receivable of $3.4 million representing the portion of taxable losses that were carried back to prior years in which the Company had taxable income.
The significant components of the Company's deferred tax assets as of December 31, 2022 and 2021 consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred Tax Assets:
Net operating loss carryover	$38,822	$41,109
State taxes and other	3,071	2,470
Depreciation	193	418
Total deferred tax asset before valuation allowance	$42,086	$43,997
Valuation allowance	(42,086)	(43,997)
Deferred tax asset net of valuation allowance	$—	$—
As of December 31, 2022 and 2021, the Company had no material unrecognized tax benefits. As a policy, the Company recognizes penalties and interest accrued related to unrecognized tax benefits as a component of income tax expense, however, there are currently no such accruals. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2022 and 2021, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2019 and 2018, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$(124,059)	$(235,018)	$(424,285)
Less: dividends paid on unvested share-based compensation	(45)	(47)	(8)
Net income (loss) available to common shareholders — basic and diluted	$(124,104)	$(235,065)	$(424,293)
Denominator:
Weighted-average number of common shares — basic and diluted	130,453,944	130,804,354	130,610,015

Net income (loss) per share available to common shareholders — basic	$(0.95)	$(1.80)	$(3.25)
Net income (loss) per share available to common shareholders — diluted	$(0.95)	$(1.80)	$(3.25)
For the years ended December 31, 2022, 2021 and 2020, 1,079,474, 1,033,747 and 600,436, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the years ended December 31, 2022, 2021 and 2020, 29,441,175, 29,441,175 and 19,627,450, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 11 years, not including renewals, and up to 30 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to six times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
The management agreements require the payment of a base management fee generally between 1% and 4% of hotel revenues. Under certain management agreements, the management companies are also eligible to receive an incentive management fee if hotel operating income, cash flows or other performance measures, as defined in the agreements, exceed certain performance thresholds. The incentive management fee is generally calculated as a percentage of hotel operating income after the Company has received a priority return on its investment in the hotel. For the years ended December 31, 2022, 2021 and 2020, combined base and incentive management fees were $39.6 million, $18.4 million and $9.4 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2022 and 2021, the Company had $11.2 million and $33.7 million, respectively, in restricted cash, which consisted of funds held in cash management and lockbox accounts held by a lender, reserves for replacement of furniture and fixtures and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
As of December 31, 2022, the following hotels were subject to leases as follows:

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
The Company records expense on a straight-line basis for leases that provide for minimum rental payments that increase in pre-established amounts over the remaining terms of the leases. Ground rent expense is included in real estate taxes, personal property taxes, property insurance and ground rent in the Company's accompanying consolidated statements of operations and comprehensive income. The components of ground rent expense for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Fixed ground rent	$18,538	$16,825	$17,220
Variable ground rent	18,931	9,616	4,924
Total ground rent	$37,469	$26,441	$22,144

Future maturities of lease liabilities for the Company's operating leases at December 31, 2022 were as follows (in thousands):

2023	$20,502
2024	20,606
2025	20,735
2026	21,031
2027	20,983
Thereafter	1,584,690
Total lease payments	$1,688,547
Less: Imputed interest	(1,368,145)
Present value of lease liabilities	$320,402
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
Note 12. Supplemental Information to Statements of Cash Flows

	(in thousands)
	For the year ended December 31,
	2022	2021	2020

Interest paid, net of capitalized interest	$82,851	$84,453	$90,655
Interest capitalized	$1,434	$1,391	$1,247
Income taxes paid (refunded)	$(2,303)	$(258)	$3,469
Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$—	$113,099	$—
Distributions payable on common shares/units	$1,316	$1,537	$1,749
Distributions payable on preferred shares/units	$10,902	$10,219	$7,558
Issuance of common shares for Board of Trustees compensation	$738	$516	$637
Issuance of common shares for executive and employee bonuses	$—	$1,446	$—
Issuance of common shares for LTIP units redemption	$—	$—	$2,831
Issuance of common units in connection with hotel acquisition	$390	$—	$—
Issuance of preferred units in connection with hotel acquisition	$77,610	$—	$—
Accrued additions and improvements to hotel properties	$(2,759)	$3,110	$9,164
Right of use assets obtained in exchange for lease liabilities	$1,005	$65,599	$—
Write-off of fully depreciated building, furniture, fixtures and equipment	$72,532	$—	$—
Write-off of deferred financing costs	$19,595	$6,574	$1,979
Mortgage loans assumed in connection with acquisition of hotel properties	$—	$223,177	$—
Below (above) market contracts assumed in connection with acquisition of hotel properties	$—	$3,071	$—
Note 13. Subsequent Events
The Company repurchased an aggregate of 897,565 of its common shares at an average price of $14.49 per share subsequent to December 31, 2022.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Monaco Washington DC	$—	$—	$60,630	$2,441	$23,027	$—	$78,736	$7,362	$86,098	$32,622	$53,476	1839	9/9/2010	3-40 years
Skamania Lodge	—	7,130	44,987	3,523	34,944	11,494	69,612	9,478	90,584	27,668	62,916	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica	—	18,784	81,580	2,295	15,180	18,784	95,308	3,747	117,839	34,056	83,783	1972	11/19/2010	3-40 years
Argonaut Hotel	—	—	79,492	4,247	2,688	—	84,010	2,417	86,427	28,101	58,326	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	—	25,537	86,089	6,850	32,528	25,537	116,523	8,944	151,004	41,700	109,304	1987	4/6/2011	1-40 years
Hotel Monaco Seattle	—	10,105	38,888	2,073	7,514	10,105	45,764	2,711	58,580	16,970	41,610	1969	4/7/2011	3-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	24,533	20,306	129,252	11,655	161,213	47,505	113,708	1959	5/3/2011	3-40 years
W Boston	—	19,453	63,893	5,887	16,883	19,453	76,709	9,954	106,116	30,178	75,938	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	—	7,294	22,166	290	17,894	7,294	35,450	4,900	47,644	15,498	32,146	1913	4/4/2012	3-40 years
Hotel Vintage Seattle	—	8,170	23,557	706	8,986	8,170	29,941	3,308	41,419	12,577	28,842	1922	7/9/2012	3-40 years
W Los Angeles - West Beverly Hills	—	24,403	93,203	3,600	32,687	24,403	119,381	10,109	153,893	44,418	109,475	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	—	63,430	3,780	13,529	—	74,755	5,984	80,739	25,417	55,322	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	—	20,103	90,162	6,881	36,771	20,103	117,926	15,888	153,917	45,514	108,403	1988	1/29/2013	3-40 years
The Hotel Zags	—	8,215	37,874	1,500	7,931	8,215	43,708	3,597	55,520	13,965	41,555	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	41,347	—	153,733	7,609	161,342	50,420	110,922	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	—	12,561	43,665	1,094	37,500	12,561	76,157	6,102	94,820	29,240	65,580	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	14,337	18,493	99,258	16,175	133,926	36,118	97,808	1909	7/17/2014	3-40 years
Hotel Colonnade Coral Gables, Autograph Collection	—	12,108	46,317	1,271	19,875	12,122	59,954	7,495	79,571	21,620	57,951	1989	11/12/2014	2-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	15,021	—	100,652	6,544	107,196	27,713	79,483	1972	11/20/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(39,966)	17,367	184,069	18,868	220,304	59,579	160,725	1972	12/18/2014	3-40 years
LaPlaya Beach Resort & Club	—	112,575	82,117	6,733	10,375	112,575	92,498	6,727	211,800	26,253	185,547	1968	5/21/2015	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Zoe Fisherman's Wharf	—	29,125	90,323	2,500	16,987	29,125	105,221	4,589	138,935	26,339	112,596	1990	6/11/2015	2-40 years
1 Hotel San Francisco	—	—	105,693	3,896	38,458	—	133,733	14,314	148,047	19,992	128,055	2005	11/30/2018	3-40 years
Chaminade Resort & Spa	—	22,590	37,114	6,009	17,151	22,590	51,531	8,743	82,864	12,524	70,340	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	—	79,009	6,190	1,800	—	80,072	6,927	86,999	12,204	74,795	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	91,442	5,257	16,460	—	103,005	10,154	113,159	17,793	95,366	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	—	17,876	65,515	2,496	12,816	17,876	74,740	6,087	98,703	12,769	85,934	1970	11/30/2018	3-40 years
Montrose West Hollywood	—	16,842	58,729	6,499	2,616	16,842	59,981	7,863	84,686	10,558	74,128	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	—	14,462	43,157	5,983	1,989	14,462	44,418	6,711	65,591	8,439	57,152	1970/2005	11/30/2018	3-40 years
Hotel Ziggy	—	12,440	36,932	3,951	6,797	12,440	41,991	5,689	60,120	8,621	51,499	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	291,754	35,780	9,287	—	298,049	38,772	336,821	52,437	284,384	1983	11/30/2018	3-40 years
The Liberty, a Luxury Collection Hotel, Boston	—	—	195,797	15,126	5,091	—	198,691	17,323	216,014	30,084	185,930	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	—	122,344	6,862	8,527	—	130,261	7,472	137,733	19,874	117,859	1993	11/30/2018	3-40 years
George Hotel	—	15,373	65,529	4,489	744	15,373	65,927	4,835	86,135	11,315	74,820	1928	11/30/2018	3-40 years
Viceroy Washington DC	—	18,686	60,927	2,838	9,647	18,686	66,997	6,415	92,098	11,468	80,630	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	—	19,035	60,402	2,066	28,568	19,035	85,209	5,827	110,071	12,701	97,370	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	199,304	22,032	13,161	85	207,158	27,254	234,497	36,789	197,708	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	33,017	131,926	7,741	12,388	33,017	139,806	12,249	185,072	21,928	163,144	2000	11/30/2018	3-40 years
Solamar Hotel	—	—	74,768	8,830	37,713	23,472	82,569	15,270	121,311	16,016	105,295	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	33,304	92,297	5,393	14,212	33,316	102,867	9,023	145,206	15,347	129,859	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	—	80,733	9,458	27,278	30	99,872	17,567	117,469	22,938	94,531	1962	11/30/2018	3-40 years
The Heathman Hotel	—	14,243	38,694	7,062	(6,981)	11,706	33,846	7,437	52,989	8,535	44,454	1927	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2022
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Southernmost Beach Resort	—	90,396	253,954	8,676	22,093	90,420	269,301	15,398	375,119	37,221	337,898	1958-2008	11/30/2018	3-40 years
The Marker Key West Harbor Resort	—	25,463	66,903	2,486	1,325	25,463	66,976	3,738	96,177	10,536	85,641	2014	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	39,576	114,014	7,608	(16,394)	39,576	96,787	8,470	144,833	17,339	127,494	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	—	44,983	103,160	23,744	10,858	44,983	112,573	25,189	182,745	26,384	156,361	1963/1972	11/30/2018	3-40 years
Jekyll Island Club Resort	—	—	88,912	5,031	7,455	—	92,518	8,880	101,398	8,161	93,237	1886/1986	7/22/2021	2-40 years
Margaritaville Hollywood Beach Resort(2)	161,500	—	244,230	22,288	4,629	—	247,204	23,943	271,147	14,077	257,070	2015	9/23/2021	3-40 years
Estancia La Jolla Hotel & Spa(3)	59,485	—	104,280	3,646	4,907	193	105,977	6,663	112,833	5,227	107,606	2004	12/1/2021	2-40 years
Inn on Fifth	—	50,503	95,826	7,989	997	50,503	96,537	8,275	155,315	2,638	152,677	1960	5/11/2022	3-40 years
Newport Harbor Island Resort	—	43,287	118,227	12,817	1,011	43,287	118,790	13,265	175,342	3,048	172,294	1969	6/23/2022	3-40 years
	$220,985	$908,295	$4,787,504	$348,408	$685,174	$909,462	$5,296,003	$523,916	$6,729,381	$1,180,434	$5,548,947
______________________
(1)     Disposals are reflected as reductions to cost capitalized subsequent to acquisition
(2)     Encumbrance on Margaritaville Hollywood Beach Resort is presented at face value, which excludes an unamortized loan discount and deferred financing costs of $1.6 million and $0.3 million, respectively, at December 31, 2022.
(3)     Encumbrance on Estancia La Jolla Hotel & Spa is presented at face value, which excludes unamortized deferred financing costs of $0.1 million at December 31, 2022.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2022
(in thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2019	$6,732,637
Capital expenditures	115,850
Disposal of Assets	(314,186)
Other	(74,556)
Balance at December 31, 2020	$6,459,745
Acquisitions	488,447
Capital expenditures	86,936
Disposal of Assets	(253,469)
Other	(14,856)
Balance at December 31, 2021	$6,766,803
Acquisitions	331,249
Capital expenditures	105,626
Disposal of Assets	(359,083)
Other	(115,214)
Balance at December 31, 2022	$6,729,381

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2019	$735,322
Depreciation	223,286
Disposal of Assets	(60,321)
Balance at December 31, 2020	$898,287
Depreciation	223,225
Disposal of Assets	(55,103)
Balance at December 31, 2021	$1,066,409
Depreciation	238,278
Disposal of Assets	(124,253)
Balance at December 31, 2022	$1,180,434

The aggregate cost of properties for federal income tax purposes is approximately $6.4 billion as of December 31, 2022.