Form 10-Q
period 2023-03-31
Pebblebrook Hotel Trust
filed 2023-04-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2023
Common shares of beneficial interest ($0.01 par value per share)	123,114,013

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,703,446	$5,874,876
Hotels held for sale	70,859	44,861
Cash and cash equivalents	138,515	41,040
Restricted cash	8,034	11,229
Hotel receivables (net of allowance for doubtful accounts of $292 and $431, respectively)	43,422	45,258
Prepaid expenses and other assets	113,459	116,276
Total assets	$6,077,735	$6,133,540
LIABILITIES AND EQUITY
Debt	$2,388,017	$2,387,293
Accounts payable, accrued expenses and other liabilities	258,934	250,518
Lease liabilities - operating leases	320,469	320,402
Deferred revenues	82,450	73,603
Accrued interest	9,359	4,535
Liabilities related to hotels held for sale	2,214	428
Distribution payable	12,181	12,218
Total liabilities	3,073,624	3,048,997
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $715,000 at March 31, 2023 and December 31, 2022), 100,000,000 shares authorized; 28,600,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	286	286
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 123,632,667 shares issued and outstanding at March 31, 2023 and 126,345,293 shares issued and outstanding at December 31, 2022	1,236	1,263
Additional paid-in capital	4,142,491	4,182,359
Accumulated other comprehensive income (loss)	29,891	35,724
Distributions in excess of retained earnings	(1,258,275)	(1,223,117)
Total shareholders’ equity	2,915,629	2,996,515
Non-controlling interests	88,482	88,028
Total equity	3,004,111	3,084,543
Total liabilities and equity	$6,077,735	$6,133,540

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2023	2022
Revenues:
Room	$196,374	$168,632
Food and beverage	75,763	62,424
Other operating	33,582	27,012
Total revenues	305,719	258,068
Expenses:
Hotel operating expenses:
Room	56,424	42,463
Food and beverage	58,672	46,050
Other direct and indirect	99,214	85,847
Total hotel operating expenses	214,310	174,360
Depreciation and amortization	58,369	59,100
Real estate taxes, personal property taxes, property insurance, and ground rent	28,904	30,457
General and administrative	9,988	9,708
Impairment	—	60,983
Gain on sale of hotel properties	(6,635)	—
Business interruption insurance income	(8,089)	—
Other operating expenses	3,670	1,123
Total operating expenses	300,517	335,731
Operating income (loss)	5,202	(77,663)
Interest expense	(27,430)	(22,572)
Other	183	19
Income (loss) before income taxes	(22,045)	(100,216)
Income tax (expense) benefit	—	—
Net income (loss)	(22,045)	(100,216)
Net income (loss) attributable to non-controlling interests	883	(686)
Net income (loss) attributable to the Company	(22,928)	(99,530)
Distributions to preferred shareholders	(10,988)	(11,344)
Net income (loss) attributable to common shareholders	$(33,916)	$(110,874)

Net income (loss) per share available to common shareholders, basic	$(0.27)	$(0.85)
Net income (loss) per share available to common shareholders, diluted	$(0.27)	$(0.85)
Weighted-average number of common shares, basic	125,488,415	130,904,299
Weighted-average number of common shares, diluted	125,488,415	130,904,299

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2023	2022
Comprehensive Income:
Net income (loss)	$(22,045)	$(100,216)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(46)	27,367
Amounts reclassified from other comprehensive income	(5,825)	4,374
Comprehensive income (loss)	(27,916)	(68,475)
Comprehensive income (loss) attributable to non-controlling interests	845	(479)
Comprehensive income (loss) attributable to the Company	$(28,761)	$(67,996)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(3,003,513)	(30)	(42,715)	—	—	(42,745)	—	(42,745)
Share-based compensation	—	—	235,407	2	2,094	—	—	2,096	783	2,879
Distributions on common shares/units	—	—	—	—	—	—	(1,242)	(1,242)	(10)	(1,252)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,988)	(10,988)	(1,164)	(12,152)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(8)	—	(8)	(38)	(46)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,825)	—	(5,825)	—	(5,825)
Net income (loss)	—	—	—	—	—	—	(22,928)	(22,928)	883	(22,045)
Balance at March 31, 2023	28,600,000	$286	123,632,667	$1,236	$4,142,491	$29,891	$(1,258,275)	$2,915,629	$88,482	$3,004,111

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(49,787)	(1)	(1,112)	—	—	(1,113)	—	(1,113)
Share-based compensation	—	—	106,470	1	1,655	—	—	1,656	698	2,354
Distributions on common shares/units	—	—	—	—	—	—	(1,122)	(1,122)	(9)	(1,131)
Distributions on preferred shares	—	—	—	—	—	—	(11,344)	(11,344)	—	(11,344)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	27,160	—	27,160	207	27,367
Amounts reclassified from other comprehensive income	—	—	—	—	—	4,374	—	4,374	—	4,374
Net income (loss)	—	—	—	—	—	—	(99,530)	(99,530)	(686)	(100,216)
Balance at March 31, 2022	29,600,000	$296	130,904,299	$1,309	$4,269,322	$12,092	$(1,206,019)	$3,077,000	$7,934	$3,084,934

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$(22,045)	$(100,216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	58,369	59,100
Share-based compensation	2,879	2,354
Amortization of deferred financing costs, non-cash interest and other amortization	3,005	3,489
Gain on sale of hotel properties	(6,635)	—
Impairment	—	60,983
Non-cash ground rent	2,476	2,489
Other adjustments	(4,964)	(1,906)
Changes in assets and liabilities:
Hotel receivables	1,285	(2,694)
Prepaid expenses and other assets	(3,848)	(2,127)
Accounts payable and accrued expenses	4,805	7,147
Deferred revenues	10,902	10,213
Net cash provided by (used in) operating activities	46,229	38,832
Investing activities:
Improvements and additions to hotel properties	(34,514)	(19,906)
Proceeds from sales of hotel properties	131,881	—
Property insurance proceeds	8,357	—
Other investing activities	(548)	(47)
Net cash provided by (used in) investing activities	105,176	(19,953)
Financing activities:
Payment of deferred financing costs	(154)	(32)
Repayments of debt	(498)	(324)
Repurchases of common shares	(42,745)	(1,113)
Distributions — common shares/units	(1,289)	(1,322)
Distributions — preferred shares/units	(12,152)	(11,344)
Repayments of refundable membership deposits	(287)	(1,038)
Net cash provided by (used in) financing activities	(57,125)	(15,173)
Net change in cash and cash equivalents and restricted cash	94,280	3,706
Cash and cash equivalents and restricted cash, beginning of year	52,269	92,247
Cash and cash equivalents and restricted cash, end of period	$146,549	$95,953

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
As of March 31, 2023, the Company owned interests in 49 hotels with a total of 12,451 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Seattle, Washington; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2023, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
New Accounting Pronouncements
Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and to payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted ASU 2021-08 effective January 1, 2023, and the adoption did not have a material impact on the Company's consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
There were no acquisitions of hotel properties during the three months ended March 31, 2023 and 2022.
Dispositions
There were no dispositions of hotel properties during the three months ended March 31, 2022. The following table summarizes disposition transactions during the three months ended March 31, 2023 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Heathman Hotel	Portland, OR	February 22, 2023	$45,000
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023	27,300
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023	63,000
2023 Total			$135,300
For the three months ended March 31, 2023 and March 31, 2022, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $1.1 million and $(3.4) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Held for Sale
As of March 31, 2023, the Company had entered into agreements to sell two hotel properties in separate transactions for an aggregate sales price of approximately $97.0 million. These hotels were classified as held for sale and as a result, the Company classified all of the assets and liabilities related to these hotels as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. The Company expects to complete the sales in the second quarter of 2023. However, no assurances can be given that the sales will be completed on these terms or at all.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land	$860,206	$897,756
Buildings and improvements	5,037,815	5,170,976
Furniture, fixtures and equipment	498,010	504,518
Finance lease asset	91,181	91,181
Construction in progress	23,736	11,961
	$6,510,948	$6,676,392
Right-of-use asset, operating leases	367,976	370,383
Investment in hotel properties	$6,878,924	$7,046,775
Less: Accumulated depreciation	(1,175,478)	(1,171,899)
Investment in hotel properties, net	$5,703,446	$5,874,876
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort and LaPlaya Beach Club ("LaPlaya") and Inn on Fifth, both located in Naples, Florida, and Southernmost Beach Resort located in Key West, Florida were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost Beach Resort did not suffer significant damage or disruption. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed, however, LaPlaya has begun to reopen in stages as the buildings and facilities are repaired. The Company anticipates LaPlaya to reopen fully by the end of 2023.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian and the Company has recorded a receivable for the expenditures to date which it anticipates to collect from the insurance providers in excess of the deductibles. In 2022, the Company recognized an aggregate impairment loss of $7.9 million for the damage to LaPlaya and Southernmost Beach Resort. During the three months ended March 31, 2023, the Company incurred $2.8 million of costs related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through March 31, 2023, the Company has received $29.3 million in preliminary advances from the insurance providers and continues to work with the insurance providers on the settlement of the property and business interruption claims.
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. The Company periodically adjusts its estimate of future operating cash flows and estimated hold periods for certain properties. As a result of this review, the Company may identify an impairment trigger has occurred and assess its investment in hotel properties for recoverability. For the three months ended March 31, 2023, no impairment losses were incurred. For the three months ended March 31, 2022, the Company recognized an impairment loss of $61.0 million related to two hotels as a result of their fair value being lower than their carrying value. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.5 million and financing lease liabilities of $42.9 million. As of December 31, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.4 million and financing lease liabilities of $42.7 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

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
The Company's debt consisted of the following as of March 31, 2023 and December 31, 2022 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at March 31, 2023		Maturity Date	March 31, 2023	December 31, 2022
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	—	(1)	October 2026	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	6.80%	(1)	October 2024	460,000	460,000
Term Loan 2025	4.73%	(1)	October 2025	460,000	460,000
Term Loan 2027	3.49%	(1)	October 2027	460,000	460,000
Term loan principal				$1,380,000	$1,380,000
Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes
Series A Notes	4.70%	(3)	December 2023	47,600	47,600
Series B Notes	4.93%		December 2025	2,400	2,400
Senior unsecured notes principal				$50,000	$50,000

Mortgage loans
Margaritaville Hollywood Beach Resort	7.06%	(4)	May 2023	161,500	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	58,987	59,485
Mortgage loans principal				$220,487	$220,985
Total debt principal				$2,400,487	$2,400,985
Unamortized debt premiums, discount and deferred financing costs, net				(12,470)	(13,692)
Debt, Net				$2,388,017	$2,387,293
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at March 31, 2023 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date of October 13, 2026 for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee, for a maximum maturity date of October 13, 2027.
(3)    The Company intends to pay off the Series A Notes using available cash or borrowings under the revolving credit facility at maturity.
(4)    The loan bears interest at a floating rate equal to one-month LIBOR plus a weighted-average spread of 2.37%. The Company has the option to extend the maturity date to May 2024.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the $650.0 million senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of March 31, 2023, the Company had no outstanding borrowings, $13.1 million of outstanding letters of credit and a borrowing capacity of $636.9 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Under the terms of the credit agreement for the senior unsecured revolving credit facility, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the facility. The Company pays a fee at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $13.1 million and $12.6 million were outstanding as of March 31, 2023 and December 31, 2022, respectively.
As of March 31, 2023, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of March 31, 2023, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of March 31, 2023, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The three $460.0 million term loans provided for in the Credit Agreement mature in October 2024, October 2025 and October 2027, respectively. The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of March 31, 2023, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2023 and December 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2023, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating interest rate of one-month LIBOR plus a weighted-average spread of 2.37%. The loan matures on May 9, 2023 and may be extended by one-year. If the loan is extended, the interest rate spread will increase by 20 basis points for the extension period only. The Company expects to exercise this extension, refinance, or use the proceeds from the revolving credit facility to prepay this loan at maturity. The loan is also subject to an interest rate cap agreement.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Unsecured revolving credit facilities	$568	$493
Unsecured term loan facilities	16,551	13,534
Convertible senior notes	3,281	3,281
Senior unsecured notes	589	645
Mortgage debt	3,535	1,810
Amortization of deferred financing fees, (premiums) and discounts	1,851	2,285
Other	1,055	524
Total interest expense	$27,430	$22,572
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of March 31, 2023 and December 31, 2022 was $695.9 million and $700.5 million, respectively.

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
The Company's interest rate swaps at March 31, 2023 and December 31, 2022 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	March 31, 2023	December 31, 2022
Swap-cash flow	0.05% - 0.07%	January 2023	$—	$200,000
Swap-cash flow	1.84% - 1.87%	November 2023	250,000	250,000
Swap-cash flow	2.47% - 2.50%	January 2024	300,000	300,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Total			$840,000	$1,040,000
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
As of March 31, 2023, the Company's derivative instruments were in an asset position with an aggregate fair value of $30.1 million. None of the Company's derivative instruments were in a liability position as of March 31, 2023. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $20.9 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months. In January 2023, the Company entered into interest rate swap agreements with an aggregate notional amount of $400.0 million, which will be effective in November 2023. In April 2023, the Company entered into an interest rate swap agreement with an aggregate notional amount of $82.5 million, which will be effective in May 2023.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Southern Florida/Georgia	$71,029	$85,241
San Diego, CA	66,847	52,879
Los Angeles, CA	43,359	36,221
Boston, MA	42,671	33,936
San Francisco, CA	31,814	14,067
Portland, OR	14,640	13,524
Washington, D.C.	13,695	6,276
Chicago, IL	10,557	6,668
Seattle, WA	3,420	1,973
Other (1)	7,687	7,283
Total Revenues	$305,719	$258,068
______________________
(1)     Other includes: Philadelphia, PA, Newport, RI, and Santa Cruz, CA.
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
Common Share Repurchase Programs
On July 27, 2017, the Company announced that the Board of Trustees authorized a share repurchase program of up to $100.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. During the three months ended March 31, 2023, the Company repurchased 2,923,978 common shares for an aggregate purchase price of $41.0 million, or an average of approximately $14.04 per share. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of March 31, 2023, $46.0 million of common shares remained available for repurchase under this program.
On February 21, 2023, the Company announced that the Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. This $150.0 million common share repurchase program will commence upon completion of the Company's $100.0 million share repurchase program.
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the three months ended March 31, 2023. On February 21, 2023, the ATM program expired.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2023	March 31, 2023	April 17, 2023
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of March 31, 2023 and December 31, 2022:

Security Type	March 31, 2023	December 31, 2022
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	9,000,000	9,000,000
	28,600,000	28,600,000

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
Preferred Share Repurchase Program
On February 21, 2023, the Company announced that the Board of Trustees approved a repurchase program of up to $100.0 million of the Preferred Shares. Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of the Preferred Shares. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require the Company to repurchase any specific number of shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2023:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
6.30% Series F	$0.39	March 31, 2023	March 31, 2023	April 17, 2023
6.375% Series G	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
5.70% Series H	$0.36	March 31, 2023	March 31, 2023	April 17, 2023

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
As of March 31, 2023 and December 31, 2022, the Operating Partnership had 149,896 OP units held by third parties, excluding LTIP units.
As of March 31, 2023, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to its executive officers. These LTIP units will vest ratably on January 1, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $15.04 per unit with an aggregate grant date fair value of $2.0 million.
As of March 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, in connection with the acquisition of Inn on Fifth, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share.
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
As of March 31, 2023, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All outstanding share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of March 31, 2023, there were 1,454,457 common shares available for issuance under the Plan.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity as of March 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	567,317	$21.60
Granted	113,084	$15.04
Vested	(183,721)	$23.14
Forfeited	(8,200)	$22.67
Unvested at March 31, 2023	488,480	$19.49
For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.9 million and $0.8 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
On February 17, 2023, the Board of Trustees approved a target award of 314,235 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2026. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2026 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2023 through December 31, 2025.
For the three months ended March 31, 2023 and 2022, the Company recognized approximately $1.2 million and $0.9 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of March 31, 2023, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to its executive officers. These LTIP units will vest ratably on January 1, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $15.04 per unit with an aggregate grant date fair value of $2.0 million.
As of March 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three months ended March 31, 2023 and 2022, the Company recognized approximately $0.8 million and $0.7 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on its income tax benefit for the three months ended March 31, 2023, and has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2023 and December 31, 2022, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2019.

Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$(33,916)	$(110,874)
Less: Dividends paid on unvested share-based compensation	(11)	(10)
Net income (loss) available to common shareholders — basic and diluted	$(33,927)	$(110,884)

Denominator:
Weighted-average number of common shares — basic and diluted	125,488,415	130,904,299

Net income (loss) per share available to common shareholders — basic	$(0.27)	$(0.85)
Net income (loss) per share available to common shareholders — diluted	$(0.27)	$(0.85)
For the three months ended March 31, 2023 and 2022, 1,158,282 and 787,871, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2023 and 2022, 29,441,175 of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. The LTIP units and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 11 years, not including renewals, and up to 29 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to four times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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
For the three months ended March 31, 2023 and 2022, combined base and incentive management fees were $8.0 million and $7.7 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2023 and December 31, 2022, the Company had $8.0 million and $11.2 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
As of March 31, 2023, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
Estancia La Jolla Hotel & Spa	Operating lease	January 2066
San Diego Mission Bay Resort	Operating lease	July 2068
1 Hotel San Francisco	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Harbor Court Hotel San Francisco	Finance lease	August 2052
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
The components of ground rent expense for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Fixed ground rent	$4,782	$4,456
Variable ground rent	3,867	3,054
Total ground rent	$8,649	$7,510
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2023	2022

Interest paid, net of capitalized interest	$20,338	$16,613
Interest capitalized	$—	$769
Income taxes paid (refunded)	$(2,911)	$—

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,279	$1,345
Distributions payable on preferred shares/units	$10,902	$10,219
Issuance of common shares for Board of Trustees compensation	$754	$738
Accrued additions and improvements to hotel properties	$14,492	$2,848
Write-off of fully amortized deferred financing costs	$—	$5,466
Note 13. Subsequent Events
The Company repurchased an aggregate of 1,007,134 of its common shares at an average price of $13.92 per share subsequent to March 31, 2023.

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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Overview
Operating performance during this recovery period has been led by strong leisure travel which has driven revenue at our resorts to pre-pandemic levels. Corporate and group business has been slower to recover, but have increased substantially throughout 2022 and into 2023. There has been improving demand in all of our urban markets, which were slower to recover. We expect these trends to continue if the overall economic recovery continues. Recent inflation and the expectation of future inflation have caused labor and other costs to increase and have added additional uncertainty in consumer confidence and the continued growth in the economy. The Company continues to complete repairs and rebuilding at the LaPlaya Beach Resort & Club with the property's Bay Tower opening in the first quarter, and the Gulf Tower reopening in April but with limited resort amenities. Additional resort amenities will reopen through the year. The property's Beach House remains on track to reopen in the fourth quarter of 2023, however, delays in receiving equipment, material, and inspections may further impact this timeline.
During the three months ended March 31, 2023, we had the following transactions:
•On February 22, 2023, we sold The Heathman Hotel in Portland, Oregon for $45.0 million.
•On March 17, 2023, we sold the retail component of The Westin Michigan Avenue Chicago in Chicago, Illinois for         $27.3 million.
•On March 28, 2023, we sold Hotel Colonnade Coral Gables in Coral Gables, Florida for $63.0 million.
•We repurchased 2,923,978 common shares under our common share repurchase program at an average price of $14.04 per share. During April 2023, we repurchased an additional 1,007,134 common shares at an average price of $13.92 per share.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2023 and 2022:

	For the three months ended March 31,
	2023	2022

Same-Property Occupancy	58.0%	48.5%
Same-Property ADR	$295.02	$297.31
Same-Property RevPAR	$171.05	$144.33
Same-Property Total RevPAR	$266.92	$215.69
The above table of hotel operating statistics includes information from all hotels owned as of March 31, 2023 for the three months ended March 31, 2023 and 2022, except for 1 Hotel San Francisco, which was closed for renovations in the first quarter of 2022 and LaPlaya Beach Resort & Club due to its closure following Hurricane Ian.

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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Net income (loss)	$(22,045)	$(100,216)
Adjustments:
Real estate depreciation and amortization	58,284	59,010
(Gain) loss on sale of hotel properties	(6,635)	—
Impairment loss	—	60,983
FFO	$29,604	$19,777
Distribution to preferred shareholders and unit holders	(12,152)	(11,344)
FFO available to common share and unit holders	$17,452	$8,433
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Net income (loss)	$(22,045)	$(100,216)
Adjustments:
Interest expense	27,430	22,572
Depreciation and amortization	58,369	59,100
EBITDA	$63,754	$(18,544)
(Gain) loss on sale of hotel properties	(6,635)	—
Impairment loss	—	60,983
EBITDAre	$57,119	$42,439
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

Results of Operations
At March 31, 2023 and 2022, we had 49 and 53, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2023 and 2022. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Marker San Francisco	San Francisco, CA	June 28, 2022
Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA	August 2, 2022
Hotel Spero	San Francisco, CA	August 25, 2022
Hotel Vintage Portland	Portland, OR	September 14, 2022
The Heathman Hotel	Portland, OR	February 22, 2023
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023

Property	Location	Acquisition Date
Inn on Fifth	Naples, FL	May 11, 2022
Newport Harbor Island Resort	Newport, RI	June 23, 2022
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022
Revenues — Total revenues increased by $47.7 million, of which $4.8 million was due to non-comparable properties, and the balance was primarily due to an increase in leisure travel, as well as some recoveries in business and group bookings.
Hotel operating expenses — Total hotel operating expenses increased by $40.0 million due to an increase in demand and operations at our comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.6 million primarily due to a decrease in real estate taxes as a result of lower tax assessments in certain markets offset by a $1.1 million increase in ground rent at our comparable properties.
Impairment — We recognized an impairment loss of $61.0 million in 2022 related to two hotels.
Gain on sale of hotel properties — We recognized a gain on sale of $6.6 million related to the sales of The Heathman Hotel, the retail component of The Westin Michigan Avenue Chicago and Hotel Colonnade Coral Gables in 2023.
Business interruption insurance income — We recognized business interruption insurance income of $8.1 million in 2023 related to a partial settlement with the insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses increased by $2.5 million primarily due to payroll and claims administration costs at LaPlaya Beach Resort & Club for which reimbursement from insurance policies is uncertain.
Interest expense — Interest expense increased by $4.9 million as a result of higher interest rates on floating rate debt.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party OP unit holders and to the preferred unit holders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.

Table of Content
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before March 31, 2024) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $783.4 million as of March 31, 2023, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of March 31, 2023, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.4 billion as of March 31, 2023, as summarized below:

March 31, 2023
(in thousands)
Revolving credit facilities	$—
Term loans	1,380,000
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	220,487
Total debt at face value	$2,400,487
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of March 31, 2023 will be $2.7 billion through their maturity, with $49.4 million of principal and $104.8 million of interest payable on or before March 31, 2024. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, or refinance with long-term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of March 31, 2023, none of the mortgage loans was in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of March 31, 2023, with $20.9 million payable on or before March 31, 2024.
Purchase commitments
As of March 31, 2023, we had $2.8 million of outstanding purchase commitments, all of which will be paid on or before March 31, 2024. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.

Table of Content
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $48.6 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before March 31, 2024 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by (used in) operating activities was $46.2 million for the three months ended March 31, 2023, and $38.8 million for the three months ended March 31, 2022. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by (used in) operations in 2023 as compared to 2022 is due to continued improvement in leisure travel demand, as well as continued recovery in business and group bookings.
Investing Activities. Our net cash provided by (used in) investing activities was $105.2 million for the three months ended March 31, 2023, and $(20.0) million for the three months ended March 31, 2022. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the three months ended March 31, 2023, we invested $34.5 million in improvements to our hotel properties; received $131.9 million from the sale of two hotel properties and one retail component of a hotel property; and received $8.4 million in property insurance proceeds.
•During the three months ended March 31, 2022, we invested $19.9 million in improvements to our hotel properties.
Financing Activities. Our net cash provided by (used in) financing activities was $(57.1) million for the three months ended March 31, 2023, and $(15.2) million for the three months ended March 31, 2022. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the three months ended March 31, 2023, we repurchased $42.7 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards; and paid $13.4 million in preferred and common distributions.
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
For the three months ended March 31, 2023, we invested $34.5 million in capital investments to reposition and improve our properties, including the renovations of Hilton San Diego Gaslamp Quarter, Jekyll Island Club Resort, Newport Harbor Island Resort, Viceroy Santa Monica Hotel, Skamania Lodge and Solamar Hotel, as well as capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club and Southernmost Beach Resort damaged in Hurricane Ian.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $145.0 million to $155.0 million in capital investments in 2023, which includes approximately $50.0 million in redevelopment and repositioning projects at Solamar Hotel, Hilton San Diego Gaslamp Quarter, Jekyll Island Club Resort, Estancia La Jolla Hotel & Spa and Skamania Lodge, and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club and Southernmost Beach Resort damaged in Hurricane Ian.

Table of Content
Common Share Repurchase Programs, Preferred Share Repurchase Program and ATM Program
Common Share Repurchase Programs
On July 27, 2017, we announced that our Board of Trustees authorized a share repurchase program of up to $100.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. During the three months ended March 31, 2023, the Company repurchased 2,923,978 common shares for an aggregate purchase price of $41.0 million, or an average of approximately $14.04 per share. Upon repurchase by the Company, these common shares ceased to be outstanding and became authorized but unissued common shares. As of March 31, 2023, $46.0 million of common shares remained available for repurchase under this program.
On February 21, 2023, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of the Company's outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. This $150.0 million common share repurchase program will commence upon the completion of the Company's $100.0 million common share repurchase program.
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
Preferred Share Repurchase Program
On February 21, 2023, we announced that our Board of Trustees approved a repurchase program of up to $100.0 million of our outstanding preferred shares (the “Preferred Share Repurchase Program”). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. The aggregate liquidation value of our preferred shares that may be repurchased pursuant to the Preferred Shares Repurchase Program is $715.0 million.
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
ATM Program
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). No common shares were issued or sold under the ATM program during the three months ended March 31, 2023. As of February 21, 2023, the ATM program expired.
Inflation
We rely on the performance of the hotels to increase revenues to keep pace with inflation. Generally, our hotel operators possess the ability to adjust room rates daily, except for group or corporate rates contractually committed to in advance, although competitive pressures may limit the ability of our operators to raise rates faster than inflation or even at the same rate.
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend was disrupted in 2020 and 2021 as a result of COVID-19, which directly adversely impacted demand, revenue, and operating income. However, most of the properties in our portfolio have returned to normal historical seasonality trends.
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

Table of Content
As of March 31, 2023, we have interest rate swap agreements with an aggregate notional amount of $840.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2023, $701.5 million of our aggregate indebtedness (29.2% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.7 million, respectively.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2023 - January 31, 2023	977,100	$14.40	897,565	—
February 1, 2023 - February 28, 2023	111,556	$14.72	68,951	—
March 1, 2023 - March 31, 2023	1,957,462	$13.81	1,957,462	—
Total	3,046,118	$14.03	2,923,978	$45,970,875
______________________
(1)     On July 17, 2017, we announced that our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding common shares. This program commenced in December 2022. On February 21, 2023, we announced that our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program will commence upon the completion of the $100.0 million share repurchase program. Under these programs, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2023, $46.0 million of common shares remained available for repurchase under the $100.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Bylaws of Pebblebrook Hotel Trust, as amended and restated on February 17, 2023 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001‑34571)).
10.1*	Form of Performance Unit Award Agreement (executive officers) - 2023 (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001‑34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	April 26, 2023	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board