Form 10-Q
period 2023-09-30
Pebblebrook Hotel Trust
filed 2023-10-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2023
Common shares of beneficial interest ($0.01 par value per share)	120,501,861

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,553,122	$5,874,876
Hotels held for sale	65,453	44,861
Cash and cash equivalents	182,665	41,040
Restricted cash	8,946	11,229
Hotel receivables (net of allowance for doubtful accounts of $519 and $431, respectively)	56,842	45,258
Prepaid expenses and other assets	131,800	116,276
Total assets	$5,998,828	$6,133,540
LIABILITIES AND EQUITY
Debt	$2,366,945	$2,387,293
Accounts payable, accrued expenses and other liabilities	272,745	250,518
Lease liabilities - operating leases	320,571	320,402
Deferred revenues	74,576	73,603
Accrued interest	10,720	4,535
Liabilities related to hotels held for sale	1,647	428
Distribution payable	12,156	12,218
Total liabilities	3,059,360	3,048,997
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $715,000 at September 30, 2023 and December 31, 2022), 100,000,000 shares authorized; 28,600,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	286	286
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 120,057,744 shares issued and outstanding at September 30, 2023 and 126,345,293 shares issued and outstanding at December 31, 2022	1,201	1,263
Additional paid-in capital	4,097,130	4,182,359
Accumulated other comprehensive income (loss)	45,834	35,724
Distributions in excess of retained earnings	(1,295,089)	(1,223,117)
Total shareholders’ equity	2,849,362	2,996,515
Non-controlling interests	90,106	88,028
Total equity	2,939,468	3,084,543
Total liabilities and equity	$5,998,828	$6,133,540

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Room	$259,397	$277,971	$706,705	$707,997
Food and beverage	91,661	98,080	261,172	261,228
Other operating	44,741	40,642	117,984	103,060
Total revenues	395,799	416,693	1,085,861	1,072,285
Expenses:
Hotel operating expenses:
Room	68,065	66,637	189,179	167,102
Food and beverage	69,091	69,296	196,748	179,859
Other direct and indirect	112,596	115,589	324,164	307,317
Total hotel operating expenses	249,752	251,522	710,091	654,278
Depreciation and amortization	63,272	60,372	179,598	179,746
Real estate taxes, personal property taxes, property insurance, and ground rent	32,905	34,641	91,380	98,118
General and administrative	11,549	10,281	32,739	29,675
Impairment	71,416	12,865	71,416	86,119
Gain on sale of hotel properties	—	(6,194)	(30,219)	(6,194)
Business interruption insurance income	(10,881)	—	(32,985)	—
Other operating expenses	3,829	989	9,876	4,045
Total operating expenses	421,842	364,476	1,031,896	1,045,787
Operating income (loss)	(26,043)	52,217	53,965	26,498
Interest expense	(31,022)	(25,020)	(87,996)	(70,753)
Other	1,403	123	2,538	156
Income (loss) before income taxes	(55,662)	27,320	(31,493)	(44,099)
Income tax (expense) benefit	(822)	(1,015)	(853)	(1,015)
Net income (loss)	(56,484)	26,305	(32,346)	(45,114)
Net income (loss) attributable to non-controlling interests	658	1,237	2,999	1,359
Net income (loss) attributable to the Company	(57,142)	25,068	(35,345)	(46,473)
Distributions to preferred shareholders	(10,988)	(11,344)	(32,963)	(34,031)
Net income (loss) attributable to common shareholders	$(68,130)	$13,724	$(68,308)	$(80,504)

Net income (loss) per share available to common shareholders, basic	$(0.57)	$0.10	$(0.56)	$(0.62)
Net income (loss) per share available to common shareholders, diluted	$(0.57)	$0.10	$(0.56)	$(0.62)
Weighted-average number of common shares, basic	120,057,744	130,905,132	122,394,293	130,904,772
Weighted-average number of common shares, diluted	120,057,744	131,149,783	122,394,293	130,904,772

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Comprehensive Income:
Net income (loss)	$(56,484)	$26,305	$(32,346)	$(45,114)
Other comprehensive income (loss):
Change in fair value of derivative instruments	9,897	16,487	30,971	53,184
Amounts reclassified from other comprehensive income	(8,003)	(1,337)	(20,766)	5,441
Comprehensive income (loss)	(54,590)	41,455	(22,141)	13,511
Comprehensive income (loss) attributable to non-controlling interests	674	1,339	3,094	1,746
Comprehensive income (loss) attributable to the Company	$(55,264)	$40,116	$(25,235)	$11,765

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,094,680	$43,956	$(1,225,748)	$2,914,375	$89,737	$3,004,112
Share-based compensation	—	—	—	—	2,450	—	—	2,450	870	3,320
Distributions on common shares/units	—	—	—	—	—	—	(1,211)	(1,211)	(11)	(1,222)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,988)	(10,988)	(1,164)	(12,152)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	9,881	—	9,881	16	9,897
Amounts reclassified from other comprehensive income	—	—	—	—	—	(8,003)	—	(8,003)	—	(8,003)
Net income (loss)	—	—	—	—	—	—	(57,142)	(57,142)	658	(56,484)
Balance at September 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,097,130	$45,834	$(1,295,089)	$2,849,362	$90,106	$2,939,468

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,271,169	$23,748	$(1,190,693)	$3,105,829	$86,847	$3,192,676
Issuance of shares, net of offering costs	—	—	—	—	(48)	—	—	(48)	—	(48)
Share-based compensation	—	—	—	—	2,482	—	—	2,482	699	3,181
Distributions on common shares/units	—	—	—	—	—	—	(1,320)	(1,320)	(11)	(1,331)
Distributions on preferred shares/units	—	—	—	—	—	—	(11,344)	(11,344)	(1,164)	(12,508)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	16,385	—	16,385	102	16,487
Amounts reclassified from other comprehensive income	—	—	—	—	—	(1,337)	—	(1,337)	—	(1,337)
Net income (loss)	—	—	—	—	—	—	25,068	25,068	1,237	26,305
Balance at September 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,273,603	$38,796	$(1,178,289)	$3,135,715	$87,710	$3,223,425

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	6,706	—	—	6,708	2,523	9,231
Distributions on common shares/units	—	—	—	—	—	—	(3,664)	(3,664)	(47)	(3,711)
Distributions on preferred shares/units	—	—	—	—	—	—	(32,963)	(32,963)	(3,492)	(36,455)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	30,876	—	30,876	95	30,971
Amounts reclassified from other comprehensive income	—	—	—	—	—	(20,766)	—	(20,766)	—	(20,766)
Net income (loss)	—	—	—	—	—	—	(35,345)	(35,345)	2,999	(32,346)
Balance at September 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,097,130	$45,834	$(1,295,089)	$2,849,362	$90,106	$2,939,468

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Issuance of shares, net of offering costs	—	—	—	—	(123)	—	—	(123)	—	(123)
Issuance of operating partnership units	—	—	—	—	—	—	—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(49,787)	(1)	(1,112)	—	—	(1,113)	—	(1,113)
Share-based compensation	—	—	107,303	1	6,059	—	—	6,060	2,095	8,155
Distributions on common shares/units	—	—	—	—	—	—	(3,762)	(3,762)	(44)	(3,806)
Distributions on preferred shares/units	—	—	—	—	—	—	(34,031)	(34,031)	(1,811)	(35,842)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	52,797	—	52,797	387	53,184
Amounts reclassified from other comprehensive income	—	—	—	—	—	5,441	—	5,441	—	5,441
Net income (loss)	—	—	—	—	—	—	(46,473)	(46,473)	1,359	(45,114)
Balance at September 30, 2022	29,600,000	$296	130,905,132	$1,309	$4,273,603	$38,796	$(1,178,289)	$3,135,715	$87,710	$3,223,425

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$(32,346)	$(45,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	179,598	179,746
Share-based compensation	9,231	8,155
Amortization of deferred financing costs, non-cash interest and other amortization	9,578	9,961
Gain on sale of hotel properties	(30,219)	(6,194)
Impairment	71,416	86,119
Non-cash ground rent	7,426	7,467
Other adjustments	(7,348)	(3,914)
Changes in assets and liabilities:
Hotel receivables	(12,087)	(29,243)
Prepaid expenses and other assets	(26,200)	(5,297)
Accounts payable and accrued expenses	28,619	50,280
Deferred revenues	4,615	2,447
Net cash provided by (used in) operating activities	202,283	254,413
Investing activities:
Improvements and additions to hotel properties	(140,057)	(68,266)
Proceeds from sales of hotel properties	224,384	248,908
Acquisition of hotel properties	—	(247,163)
Property insurance proceeds	14,361	—
Other investing activities	(2,414)	(111)
Net cash provided by (used in) investing activities	96,274	(66,632)
Financing activities:
Payment of offering costs — common and preferred shares	—	(123)
Payment of deferred financing costs	(2,423)	(96)
Borrowings under revolving credit facilities	—	180,000
Repayments under revolving credit facilities	—	(180,000)
Proceeds from debt	140,000	—
Repayments of debt	(162,988)	(27,740)
Repurchases of common shares	(92,753)	(1,113)
Distributions — common shares/units	(3,756)	(3,968)
Distributions — preferred shares/units	(36,455)	(34,859)
Repayments of refundable membership deposits	(840)	(2,008)
Net cash provided by (used in) financing activities	(159,215)	(69,907)
Net change in cash and cash equivalents and restricted cash	139,342	117,874
Cash and cash equivalents and restricted cash, beginning of year	52,269	92,247
Cash and cash equivalents and restricted cash, end of period	$191,611	$210,121

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
As of September 30, 2023, the Company owned interests in 47 hotels with a total of 12,142 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2023, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
New Accounting Pronouncements
There were no new accounting pronouncements issued during the nine months ended September 30, 2023 that the Company believes will have a material impact on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
There were no acquisitions of hotel properties during the nine months ended September 30, 2023.
Dispositions
The following table summarizes disposition transactions during the nine months ended September 30, 2023 and 2022 (in thousands):

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

For the three and nine months ended September 30, 2023, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $0.9 million and $(0.8) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold and held for sale.
For the three and nine months ended September 30, 2022, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $1.9 million and $(3.4) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold and held for sale.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Held for Sale
As of September 30, 2023, the Company had entered into an agreement to sell Hotel Zoe Fisherman's Wharf for a sale price of $68.5 million. This hotel was classified as held for sale and, as a result, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating its assets. The Company expects to complete the sale in the fourth quarter of 2023. However, no assurances can be given that the sale will be completed on these terms or at all.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land	$824,872	$897,756
Buildings and improvements	5,008,765	5,170,976
Furniture, fixtures and equipment	512,746	504,518
Finance lease asset	91,181	91,181
Construction in progress	19,249	11,961
	$6,456,813	$6,676,392
Right-of-use asset, operating leases	363,165	370,383
Investment in hotel properties	$6,819,978	$7,046,775
Less: Accumulated depreciation	(1,266,856)	(1,171,899)
Investment in hotel properties, net	$5,553,122	$5,874,876
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") and Inn on Fifth, both located in Naples, Florida, and Southernmost Beach Resort located in Key West, Florida were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost Beach Resort did not suffer significant damage or disruption. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed. In 2023, LaPlaya began to reopen in stages as the buildings and facilities were repaired. The Company expects LaPlaya's remediation and repair to be substantially completed in the first quarter of 2024.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian and the Company has recorded a receivable for the expenditures to date which it anticipates to collect from the insurance providers in excess of the deductibles. In 2022, the Company recognized an aggregate impairment loss of $7.9 million for the damage to LaPlaya and Southernmost Beach Resort. During the nine months ended September 30, 2023, the Company incurred $5.1 million of costs related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through September 30, 2023, the Company has cumulatively received $55.1 million in preliminary advances from the insurance providers and continues to work with the insurance providers on the settlement of the property and business interruption claims.
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. The Company periodically adjusts its estimate of future operating cash flows and estimated hold periods for certain properties. As a result of this review, the Company may identify an impairment trigger has occurred and assess its investment in hotel properties for recoverability. During the three and nine months ended September 30, 2023, the Company recognized an impairment loss of $71.4 million related to three hotels as a result of their fair values being lower than their carrying values. During the three months ended September 30, 2022, no impairment loss was recognized. During the nine months ended September 30, 2022, the Company recognized an impairment loss of $73.3 million related to two hotels as a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.2 million. As of December 31, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.4 million and financing lease liabilities of $42.7 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

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
The Company's debt consisted of the following as of September 30, 2023 and December 31, 2022 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at September 30, 2023		Maturity Date	September 30, 2023	December 31, 2022
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	—	(1)	October 2026	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	7.50%	(1)(5)	October 2024	460,000	460,000
Term Loan 2025	5.16%	(1)	October 2025	460,000	460,000
Term Loan 2027	3.84%	(1)	October 2027	460,000	460,000
Term loan principal				$1,380,000	$1,380,000
Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes
Series A Notes	4.70%	(3)	December 2023	47,600	47,600
Series B Notes	4.93%		December 2025	2,400	2,400
Senior unsecured notes principal				$50,000	$50,000

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(4)	September 2026	140,000	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	57,997	59,485
Mortgage loans principal				$197,997	$220,985
Total debt principal				$2,377,997	$2,400,985
Unamortized debt premiums, discount and deferred financing costs, net				(11,052)	(13,692)
Debt, Net				$2,366,945	$2,387,293
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at September 30, 2023 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    The Company intends to payoff the Series A Notes using available cash or borrowings under the revolving credit facility at maturity.
(4)    This loan was refinanced during the third quarter of 2023 and now bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at September 30, 2023 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
(5)    The Company intends to refinance or payoff this loan using available cash or borrowings under the revolving credit facility at maturity.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of September 30, 2023, the Company had no outstanding borrowings, $12.6 million of outstanding letters of credit and a borrowing capacity of $637.4 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $12.6 million were outstanding as of September 30, 2023 and December 31, 2022.
As of September 30, 2023, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of September 30, 2023, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of September 30, 2023, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The three $460.0 million term loans provided for in the Credit Agreement mature in October 2024, October 2025 and October 2027, respectively. The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of September 30, 2023, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of September 30, 2023 and December 31, 2022, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $47.6 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.70% per annum and maturing in December 2023 (the "Series A Notes") and $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series A Notes and the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2023, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). During the third quarter of 2023, the Company paid down $21.5 million of this loan and refinanced the remaining $140.0 million balance. The new loan requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. This loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
The Company's mortgage loans associated with Margaritaville and Estancia are non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. These properties are not in a cash trap and no event of default has occurred under the loan documents.
Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Unsecured revolving credit facilities	$504	$788	$1,570	$2,067
Unsecured term loan facilities	18,777	14,465	53,750	41,608
Convertible senior notes	3,281	3,282	9,844	9,844
Senior unsecured notes	589	645	1,767	1,935
Mortgage debt	4,094	2,657	11,437	6,531
Amortization of deferred financing fees, (premiums) and discounts	2,755	2,145	6,486	6,594
Other	1,022	1,038	3,142	2,174
Total interest expense	$31,022	$25,020	$87,996	$70,753
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of September 30, 2023 and December 31, 2022 was $699.8 million and $700.5 million, respectively.

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
The Company's interest rate swaps at September 30, 2023 and December 31, 2022 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	September 30, 2023	December 31, 2022
Swap-cash flow	0.05% - 0.07%	January 2023	$—	$200,000
Swap-cash flow	1.84% - 1.87%	November 2023	250,000	250,000
Swap-cash flow	2.47% - 2.50%	January 2024	300,000	300,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.29%	October 2027	165,000	—
Total			$1,005,000	$1,040,000
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
As of September 30, 2023, the Company's derivative instruments were in an asset position with an aggregate fair value of $46.2 million. None of the Company's derivative instruments was in a liability position as of September 30, 2023. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $25.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
In January 2023, the Company entered into interest rate swap agreements with an aggregate notional amount of $400.0 million, which will be effective in November 2023.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
San Diego, CA	$95,885	$99,552	$239,653	$237,011
Boston, MA	75,650	73,229	194,908	180,882
Southern Florida/Georgia	43,174	53,543	173,183	219,068
Los Angeles, CA	51,303	47,251	144,445	128,364
San Francisco, CA	43,755	40,753	113,084	87,070
Portland, OR	24,538	29,635	61,510	67,571
Chicago, IL	22,233	22,954	57,036	49,966
Washington, D.C.	16,522	13,901	51,326	37,148
Seattle, WA	—	7,148	5,551	14,037
Other(1)	22,739	28,727	45,165	51,168
Total Revenues	$395,799	$416,693	$1,085,861	$1,072,285
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
Common Share Repurchase Programs
On July 27, 2017, the Company's Board of Trustees authorized a share repurchase program of up to $100.0 million of common shares. Under this program, the Company could have repurchased common shares from time to time in transactions on the open market or by private agreement. As of September 30, 2023, no common shares remained available for repurchase under this program.
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares. As of September 30, 2023, $146.0 million of common shares remained available for repurchase under this program.
During the nine months ended September 30, 2023, the Company repurchased 6,498,901 common shares under the 2017 and 2023 repurchase programs, for an aggregate purchase price of $91.0 million, or an average of approximately $14.01 per share.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2023	March 31, 2023	April 17, 2023
$0.01	June 30, 2023	June 30, 2023	July 17, 2023
$0.01	September 30, 2023	September 29, 2023	October 16, 2023
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of September 30, 2023 and December 31, 2022:

Security Type	September 30, 2023	December 31, 2022
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	9,000,000	9,000,000
	28,600,000	28,600,000

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
Preferred Share Repurchase Program
On February 17, 2023, the Company's Board of Trustees authorized a repurchase program of up to $100.0 million of the Preferred Shares. Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of the Preferred Shares. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require the Company to repurchase any specific number of shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time. During the nine months ended September 30, 2023, no Preferred Shares were repurchased under this program.
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2023:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
6.375% Series E	$0.40	June 30, 2023	June 30, 2023	July 17, 2023
6.375% Series E	$0.40	September 30, 2023	September 29, 2023	October 16, 2023
6.30% Series F	$0.39	March 31, 2023	March 31, 2023	April 17, 2023
6.30% Series F	$0.39	June 30, 2023	June 30, 2023	July 17, 2023
6.30% Series F	$0.39	September 30, 2023	September 29, 2023	October 16, 2023
6.375% Series G	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
6.375% Series G	$0.40	June 30, 2023	June 30, 2023	July 17, 2023
6.375% Series G	$0.40	September 30, 2023	September 29, 2023	October 16, 2023
5.70% Series H	$0.36	March 31, 2023	March 31, 2023	April 17, 2023
5.70% Series H	$0.36	June 30, 2023	June 30, 2023	July 17, 2023
5.70% Series H	$0.36	September 30, 2023	September 29, 2023	October 16, 2023

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
As of September 30, 2023 and December 31, 2022, the Operating Partnership had 149,896 OP units held by third parties, excluding LTIP units.
As of September 30, 2023, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of September 30, 2023, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan, as amended and restated (as amended, the "Plan"), to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All outstanding share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements. As of September 30, 2023, there were 1,498,820 common shares available for issuance under the Plan.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity as of nine months ended September 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	567,317	$21.60
Granted	113,084	$15.04
Vested	(183,721)	$23.14
Forfeited	(52,563)	$16.74
Unvested at September 30, 2023	444,117	$19.87
For the three and nine months ended September 30, 2023, the Company recognized approximately $0.9 million and $2.6 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.1 million and $2.7 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2023, the Company recognized approximately $1.5 million and $4.1 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2022, the Company recognized approximately $1.4 million and $3.4 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of September 30, 2023, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and nine months ended September 30, 2023, the Company recognized approximately $0.9 million and $2.5 million, respectively, in expense related to these LTIP units. For the three and nine months ended September 30, 2022, the Company recognized approximately $0.7 million and $2.1 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued negative impact of the COVID-19 pandemic on the Company's financial results and uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on all deferred tax assets.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2023 and December 31, 2022, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2020 and 2019, respectively.

Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$(68,130)	$13,724	$(68,308)	$(80,504)
Less: Dividends paid on unvested share-based compensation	(10)	(12)	(31)	(34)
Less: Undistributed earnings attributable to share-based compensation	—	(109)	—	—
Net income (loss) available to common shareholders — basic	$(68,140)	$13,603	$(68,339)	$(80,538)
Plus: Interest expense on convertible notes	—	—	—	—
Net income (loss) available to common shareholders — diluted	$(68,140)	$13,603	$(68,339)	$(80,538)

Denominator:
Weighted-average number of common shares — basic	120,057,744	130,905,132	122,394,293	130,904,772
Effect of dilutive share-based compensation	—	244,651	—	—
Effect of dilutive convertible notes	—	—	—	—
Weighted-average number of common shares — diluted	120,057,744	131,149,783	122,394,293	130,904,772

Net income (loss) per share available to common shareholders — basic	$(0.57)	$0.10	$(0.56)	$(0.62)
Net income (loss) per share available to common shareholders — diluted	$(0.57)	$0.10	$(0.56)	$(0.62)
For the three and nine months ended September 30, 2023, 1,110,184 and 1,110,184, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, 300,261 and 1,072,803, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 29,441,175 and 29,441,175, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, 29,441,175 and 29,441,175 of common shares underlying the Convertible Notes have been excluded from diluted shares, as their effect would have been anti-dilutive.
The LTIP units and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 11 years, not including renewals, and up to 29 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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

For the three and nine months ended September 30, 2023, combined base and incentive management fees were $11.1 million and $29.9 million, respectively. For the three and nine months ended September 30, 2022, combined base and incentive management fees were $11.8 million and $31.6 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2023 and December 31, 2022, the Company had $8.9 million and $11.2 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of September 30, 2023, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Fixed ground rent	$4,795	$4,769	$14,359	$13,786
Variable ground rent	6,362	6,049	15,481	14,517
Total ground rent	$11,157	$10,818	$29,840	$28,303
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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2023	2022

Interest paid, net of capitalized interest	$74,111	$58,043
Interest capitalized	$—	$1,434
Income taxes paid (refunded)	$(2,612)	$(2,303)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,255	$1,357
Distributions payable on preferred shares/units	$10,902	$11,202
Issuance of common shares for Board of Trustees compensation	$754	$738
Issuance of common units in connection with hotel acquisition	$—	$390
Issuance of preferred units in connection with hotel acquisition	$—	$77,610
Accrued additions and improvements to hotel properties	$5,526	$9,303
Right of use assets obtained in exchange for lease liabilities	$—	$1,005
Write-off of fully amortized deferred financing costs	$630	$5,878

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, timing and extent of debt refinancings, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•the COVID-19 pandemic has had, and may continue to have, a significant negative impact on our financial condition and operations, which impacts our ability to obtain acceptable financing. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to negatively affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and share price;
•as a result of the COVID-19 pandemic, we suspended operations at most of our hotels and resorts in March 2020. Operations recommenced between May 2020 and July 2021 and are improving. However, if continued improvement is interrupted, we may become out of compliance with maintenance covenants in certain of our debt facilities;
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
Overview
Operating performance during this recovery period has been led by strong leisure travel which has driven revenue at our resorts to pre-pandemic levels. Corporate and group business are progressing steadily with our urban hotels, leading the portfolio's growth during 2023 with strong occupancy gains in San Francisco, Los Angeles, Washington D.C., Chicago and Portland. We expect these trends to continue if the overall economic recovery continues and as international inbound travel continues to return. Recent inflation and the expectation of future inflation have caused labor and other costs to increase and have added additional uncertainty in consumer confidence and the continued growth in the economy. The Company continues to complete repairs and rebuilding at LaPlaya Beach Resort & Club. The property's Bay Tower and Gulf Tower have reopened, and other resort amenities have reopened throughout 2023. The property's Beach House is expected to be substantially open in the first quarter of 2024, however, delays in receiving equipment, material and inspections may adversely impact this timeline.
During the nine months ended September 30, 2023, we had the following transactions:
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
•We paid down $21.5 million and refinanced $140.0 million of our Margaritaville Hollywood Beach Resort ("Margaritaville") mortgage loan.
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

Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2023 and 2022:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Same-Property Occupancy	75.4%	72.9%	68.9%	63.8%
Same-Property ADR	$310.67	$324.78	$305.21	$316.82
Same-Property RevPAR	$234.09	$236.69	$210.16	$202.15
Same-Property Total RevPAR	$353.85	$353.06	$321.51	$303.41
The above table of hotel operating statistics includes information from all hotels owned as of September 30, 2023, for the three months ended September 30, 2023 and 2022, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian.
The above table of hotel operating statistics includes information from all hotels owned as of September 30, 2023 for the nine months ended September 30, 2023 and 2022, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian and 1 Hotel San Francisco for the first and second quarters only due to its closure for redevelopment. The above table also includes Hotel Monaco Seattle and Hotel Vintage Seattle for the first quarter only due to their sales in May 2023, and Retail at The Westin Michigan Avenue Chicago for the first quarter only due to its sale in March 2023.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(56,484)	$26,305	$(32,346)	$(45,114)
Adjustments:
Real estate depreciation and amortization	63,186	60,285	179,341	179,480
(Gain) loss on sale of hotel properties	—	(6,194)	(30,219)	(6,194)
Impairment loss	71,416	12,865	71,416	86,119
FFO	$78,118	$93,261	$188,192	$214,291
Distribution to preferred shareholders and unit holders	(12,152)	(12,507)	(36,455)	(35,842)
FFO available to common share and unit holders	$65,966	$80,754	$151,737	$178,449

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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(56,484)	$26,305	$(32,346)	$(45,114)
Adjustments:
Interest expense	31,022	25,020	87,996	70,753
Income tax expense (benefit)	822	1,015	853	1,015
Depreciation and amortization	63,272	60,372	179,598	179,746
EBITDA	$38,632	$112,712	$236,101	$206,400
(Gain) loss on sale of hotel properties	—	(6,194)	(30,219)	(6,194)
Impairment loss	71,416	12,865	71,416	86,119
EBITDAre	$110,048	$119,383	$277,298	$286,325
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
Results of Operations
At September 30, 2023 and 2022, we had 47 and 51, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2023 and 2022. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

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
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022
Revenues — Total revenues decreased by $20.9 million, of which $19.8 million was due to non-comparable properties. The remaining decrease was primarily due to a decrease in revenue at LaPlaya Beach Resort & Club, which closed as a result of Hurricane Ian and has not fully reopened, and was substantially offset by a significant increase in revenue at 1 Hotel San Francisco which was under renovation through June 2022 and began ramping up operations in the third quarter of 2022.

Hotel operating expenses — Total hotel operating expenses decreased by $1.8 million as a result of a $11.4 million decrease due to our non-comparable properties, offset by a $9.6 million increase at our comparable properties as a result of an increase in staffing, wage rates and benefits to accommodate rising occupancy, particularly at our urban properties.
Depreciation and amortization — Depreciation and amortization expense increased by $2.9 million primarily due to the 2022 acquisitions of two non-comparable properties, partially offset by the 2022 and 2023 sales of our non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.7 million primarily due to a decrease in real estate taxes as a result of lower tax assessments.
General and administrative — General and administrative expenses increased by $1.3 million primarily due to an increase in professional fees and employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $71.4 million in 2023 related to three hotels. We recognized an impairment loss of $12.9 million in 2022 related to damage caused by Hurricane Ian at LaPlaya Beach Resort & Club and Southernmost Beach Resort.
Gain on sale of hotel properties — No gain on sale was recognized in 2023. We recognized a gain on sale of $6.2 million related to the sales of Sofitel Philadelphia at Rittenhouse Square and Hotel Vintage Portland in 2022.
Business interruption insurance income — We recognized business interruption insurance income of $10.9 million in 2023 related to a partial settlement with the insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses increased by $2.8 million primarily due to preopening expenses incurred at Paradise Point Resort & Spa and Margaritaville Hotel San Diego Gaslamp Quarter (formerly Solamar Hotel) in addition to payroll and claims administration costs at LaPlaya Beach Resort & Club for which reimbursement from insurance policies is uncertain.
Interest expense — Interest expense increased by $6.0 million as a result of higher interest rates on floating rate debt.
Other — Other increased by $1.3 million due to an increase in interest income earned on excess cash.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022
Revenues — Total revenues increased by $13.6 million primarily due to an increase in revenue at many of our urban properties as business and group bookings have steadily increased as well as an increase in revenue at 1 Hotel San Francisco which was closed most of the first and second quarters of 2022 for renovations. These increases were partially offset by a significant decrease in revenue at LaPlaya Beach Resort & Club, which closed as a result of Hurricane Ian and has not fully reopened and a $24.7 million decrease at the non-comparable properties.
Hotel operating expenses — Total hotel operating expenses increased by $55.8 million as a result of an increase in staffing, wage rates and benefits to accommodate rising occupancy, particularly at our urban properties. In addition, hotel operating expenses increased at 1 Hotel San Francisco, which was closed most of the first and second quarters of 2022 for renovations. Our overall increase in operating expenses was partially offset by a $17.6 million decrease due to our non-comparable properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $6.7 million primarily due to a decrease in real estate taxes as a result of lower tax assessments and a $2.7 million decrease in real estate taxes due to our non-comparable properties.
General and administrative — General and administrative expenses increased by $3.1 million primarily due to an increase in professional fees and employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $71.4 million in 2023 related to three hotels.We recognized an impairment loss of $86.1 million in 2022 related to two hotels sold and related to damage caused by Hurricane Ian at LaPlaya Beach Resort & Club and Southernmost Beach Resort.
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

Business interruption insurance income — We recognized business interruption insurance income of $33.0 million in 2023 related to a partial settlement with the insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses increased by $5.8 million primarily due to payroll and claims administration costs at LaPlaya Beach Resort & Club for which reimbursement from insurance policies is uncertain.
Interest expense — Interest expense increased by $17.2 million as a result of higher interest rates on floating rate debt.
Other — Other increased by $2.4 million due to an increase in interest income earned on excess cash.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before September 30, 2024) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $829.0 million as of September 30, 2023, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of September 30, 2023, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.4 billion as of September 30, 2023, as summarized below:

September 30, 2023
(in thousands)
Revolving credit facilities	$—
Term loans	1,380,000
Convertible senior notes	750,000
Senior unsecured notes	50,000
Mortgage loans	197,997
Total debt at face value	$2,377,997
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Table of Content
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of September 30, 2023 will be $2.7 billion through their maturity, with $49.5 million of principal and $118.2 million of interest payable on or before September 30, 2024. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, or refinance with long-term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of September 30, 2023, none of the mortgage loans was in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of September 30, 2023, with $21.0 million payable on or before September 30, 2024.
Purchase commitments
As of September 30, 2023, we had $8.1 million of outstanding purchase commitments, all of which will be paid on or before September 30, 2024. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $48.6 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before September 30, 2024 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by (used in) operating activities was $202.3 million for the nine months ended September 30, 2023, and $254.4 million for the nine months ended September 30, 2022. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The decrease in cash provided by (used in) operations in 2023 as compared to 2022 is primarily due to the disposition of four hotel properties and one retail component of a hotel property in 2023.
Investing Activities. Our net cash provided by (used in) investing activities was $96.3 million for the nine months ended September 30, 2023, and $(66.6) million for the nine months ended September 30, 2022. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the nine months ended September 30, 2023, we invested $140.1 million in improvements to our hotel properties; received $224.4 million from the sale of four hotel properties and one retail component of a hotel property; and received $14.4 million in property insurance proceeds.
•During the nine months ended September 30, 2022, we invested $68.3 million in improvements to our hotel properties; received $248.9 million from the sales of four hotel properties; and purchased two hotel properties using cash of $247.2 million.
Financing Activities. Our net cash provided by (used in) financing activities was $(159.2) million for the nine months ended September 30, 2023, and $(69.9) million for the nine months ended September 30, 2022. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.

Table of Content
•During the nine months ended September 30, 2023, we repurchased $92.8 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards; repaid $21.5 million of other debt, net of refinancing proceeds; and paid $40.2 million in preferred and common distributions.
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
For the nine months ended September 30, 2023, we invested $140.1 million in capital investments to reposition and improve our properties, including the renovations of Hilton San Diego Gaslamp Quarter, Jekyll Island Club Resort, Estancia La Jolla Hotel & Spa, Newport Harbor Island Resort, Skamania Lodge and Margaritaville Hotel San Diego Gaslamp Quarter (formerly Solamar Hotel), as well as capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club and Southernmost Beach Resort, which were damaged in Hurricane Ian.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $145.0 million to $155.0 million in capital investments in 2023, which includes redevelopment and repositioning projects at Margaritaville Hotel San Diego Gaslamp Quarter (formerly Solamar Hotel), Hilton San Diego Gaslamp Quarter, Jekyll Island Club Resort, Estancia La Jolla Hotel & Spa, Newport Harbor Island Resort and Skamania Lodge, and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club which was damaged in Hurricane Ian.
Common Share Repurchase Programs, Preferred Share Repurchase Program and ATM Program
Common Share Repurchase Programs
On July 27, 2017, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding common shares. Under this program, we could have repurchased common shares from time to time in transactions on the open market or by private agreement. As of September 30, 2023, no common shares remained available for repurchase under this program.
On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares. As of September 30, 2023, $146.0 million of common shares remained available for repurchase under this program.
During the nine months ended September 30, 2023, we repurchased 6,498,901 common shares under the 2017 and 2023 repurchase programs, for an aggregate purchase price of $91.0 million, or an average of approximately $14.01 per share.
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
Preferred Share Repurchase Program

Table of Content
On February 17, 2023, our Board of Trustees approved a repurchase program of up to $100.0 million of our outstanding preferred shares (the “Preferred Share Repurchase Program”). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. The aggregate liquidation value of our preferred shares that may be repurchased pursuant to the Preferred Shares Repurchase Program is $715.0 million. During the nine months ended September 30, 2023, no Preferred Shares were repurchased under this program.
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
As of September 30, 2023, we have interest rate swap agreements with an aggregate notional amount of $1.0 billion to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of September 30, 2023, $515.0 million, or 21.7%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.5 million, respectively.
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

Table of Content
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2023 - July 31, 2023	—	$—	—	$—
August 1, 2023 - August 31, 2023	—	$—	—	$—
September 1, 2023 - September 30, 2023	—	$—	—	$—
Total	—	$—	—	$146.0
______________________
(1)     On July 27, 2017, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding common shares. This program commenced in December 2022 and was completed in June 2023. On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of the $100.0 million share repurchase program. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2023, $146.0 million of common shares remained available for repurchase under the $150.0 million share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

PEBBLEBROOK HOTEL TRUST

Date:	October 26, 2023	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board