Form 10-K
period 2023-12-31
Pebblebrook Hotel Trust
filed 2024-02-21
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 118,347,498 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $1.6 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2023.
The number of common shares of beneficial interest outstanding as of February 14, 2024 was 120,294,744.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2024) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Pebblebrook Hotel Trust TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, timing and extent of debt refinancings, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•the COVID-19 pandemic has had, and may continue to have, a significant negative impact on our financial condition and operations, which may impact our ability to obtain acceptable financing. The current and uncertain future impact of the COVID-19 pandemic, including its effect on the ability or desire of people to travel, is expected to continue to negatively affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity and share price;
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
•risks associated with the hotel industry, including competition, changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S., increases in employment costs, energy costs and other operating costs, or decreases in demand caused by events beyond our control, including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber-attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. As of December 31, 2023, the Company owned interests in 46 hotels with a total of 11,924 guest rooms.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. At December 31, 2023, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), our taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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

We generally seek to enter into flexible management contracts, when possible, with third-party hotel management companies for the operation of our hotels and resorts that provide us with the ability to replace operators and/or reposition properties, to the extent that we determine to do so and align our operators with our objective of maximizing our return on investment. In addition, we believe that flexible management contracts facilitate the sale of hotels, and we may seek to sell hotels opportunistically if we believe sales proceeds may be used to repay debt, repurchase our shares or invest in other hotel properties that offer more attractive risk-adjusted returns.
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
Curator
We and four industry-leading hotel operators are founding members of Curator Hotel & Resort Collection, a collection of small brands and independent lifestyle hotels and resorts worldwide. Curator's distinct owner-centric platform offers an alternative for independent lifestyle hotels seeking to strengthen their performance, providing its members with best-in-class agreements, services and technology, while allowing members to retain their unique identities. We own a majority of the equity interests in Curator, which is consolidated in our consolidated financial statements.
Financing Strategies
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes senior unsecured credit facilities, term loans, convertible debt, unsecured notes and mortgage debt secured by our hotel properties, and may in the future include other unsecured debt.
We anticipate using net proceeds from equity and debt offerings and property sales to fund future acquisitions as well as for property redevelopments, return-on-investment initiatives, share repurchases and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facilities from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first quarter of each year and higher revenue, operating income and cash flow in the third quarter of each year. The historical trend was disrupted in 2020 and 2021 as a result of COVID-19, which directly adversely impacted demand, revenue and operating income. However, the properties in our portfolio returned to normal historical seasonality trends in 2023.
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
We currently employ 60 full-time employees. None of our employees is a member of a union. However, some employees of the hotel managers at several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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
We depend on the efforts and expertise of Jon E. Bortz, our Chairman and Chief Executive Officer, and our two other executive officers, to execute our business strategy. The loss of their services, and our inability to quickly identify and hire suitable replacements could adversely affect our business activities, including, without limitation, relationships with shareholders, lenders, management companies and other industry personnel.
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
The COVID-19 pandemic and federal, state and local government responses and restrictions thereto have significantly disrupted, and are expected to continue to significantly disrupt, our business. As a result of this pandemic and subsequent government mandates and health official recommendations and restrictions, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have significantly improved, they are still below pre-pandemic levels in some markets, and there can be no assurance that our operations will continue to improve or that our operations will not deteriorate again as a result of surges in the pandemic and government, business and individual responses. Certain states and cities, including those where our hotels are located, reacted to the pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on the types of business that may continue to operate, and/or restrictions on the types of construction projects that may be reinstated. In response to the COVID-19 pandemic in 2020, we temporarily suspended operations at the vast majority of our hotels. The hotels reopened through the first half of 2021 and operations and occupancy began to increase through 2021 and 2022. The majority of our hotels have returned to normal operations although some markets are still recovering and have not yet reached pre-pandemic occupancy levels. Use of our cash during this period of lower demand and certain restrictive covenants of our credit agreements reduced the amount of cash available for hotel capital expenditures, future business opportunities and other purposes, including distributions to our shareholders. To preserve liquidity, we worked with our operators to significantly reduce staffing and expenses at our hotels, reduced the quarterly cash dividend on our common shares to $0.01 per share. While we have returned to positive cash flows, we cannot assure you that these steps will prove to be sufficient or that our forecast or the assumptions we used to estimate our liquidity requirements will be correct.
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
The increased use of teleconference and video-conference technology by businesses, particularly given its widespread use and increased acceptance during the COVID-19 pandemic, could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
For more information regarding cybersecurity risk and our management of it, see Part I, Item 1C of this Annual Report on Form 10-K.
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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2023, 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”), 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”), 9,200,000 shares of our 6.375% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) and 8,000,000 shares of our 5.70% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $690.0 million as of December 31, 2023, and aggregate annual dividends on our outstanding preferred shares of approximately $47.2 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
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
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a properly identified hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75 percent or 95 percent gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have identified cybersecurity risk as one of our key enterprise risks. One of our Co-Presidents is responsible for managing cybersecurity risk. They develop mitigation strategies and implement controls to reduce the likelihood of a cybersecurity incident occurring and to reduce the impact of such an incident should it occur. At least annually, they report on this risk and their mitigation work to the Audit Committee of our Board of Trustees, which is the committee that has primary responsibility for overseeing our enterprise risk management program and is composed solely of independent trustees. The Audit Committee reviews and discusses all of our key enterprise risks, including cybersecurity risk, and the enterprise risk management program itself. The chair of the Audit Committee may, at their discretion, report to the Chairman of the Board or the full Board of Trustees regarding any aspect of the program or risks.

As of December 31, 2023, no risk from cybersecurity threats, including as a result of any previous cybersecurity incident, has materially affected our business, results of operations or financial condition. Although we have invested in the protection of our data and information systems and the monitoring of our systems on an ongoing basis, such efforts may not in the future prevent material compromises to our information systems, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices.

We have elected to outsource our information technology function to a third-party managed service provider, or the MSP, that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our hosted services, all of the computer and computer-related hardware and software we use, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems 24/7, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.

The MSP and we developed a cybersecurity incident response plan that sets forth roles and responsibilities for the identification, assessment, triage, communication and resolution of cybersecurity incidents.

In addition, the MSP performs facility and system penetration tests, compromise assessments and security maturity assessments of our corporate and operational networks. In collaboration with the MSP, we maintain a comprehensive cybersecurity training program to help our personnel identify and assist in mitigating cybersecurity risks. Our executive officers and employees participate in annual training with additional issue-specific training as needed.

While we have control, through our contract with the MSP, over our information systems, we do not have control over the information systems of our hotel managers, which are the third-party operators of our hotels and resorts, or of our franchisors. Although we set clear expectations of our hotel managers and franchisors, we rely on our hotel managers and franchisors for managing their cybersecurity risk. We conduct surveys of our hotel managers and franchisors to assess their cybersecurity risk management programs and procedures, to identify gaps and request remediation and to understand our risk exposure. Many of our hotel managers and franchisors carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our hotel managers and franchisors.

For additional information about cybersecurity risk, see “Item 1A. Risk Factors—Our hotel managers and we rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.”

Item 2. Properties.
We lease office space to use as our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814.
As of December 31, 2023, we owned interests in 46 hotels with a total of 11,924 guest rooms, all of which are consolidated in our financial statements. The following table sets forth certain information about our hotels.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood Hotel		November 30, 2018	West Hollywood, CA	115
5.	Hotel Ziggy		November 30, 2018	West Hollywood, CA	108
6.	Le Parc at Melrose		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
8.	Montrose at Beverly Hills		November 30, 2018	West Hollywood, CA	133
9.	Le Méridien Delfina Santa Monica		November 19, 2010	Santa Monica, CA	315
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14.	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
15.	Margaritaville Hotel San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Estancia La Jolla Hotel & Spa	(1) (4)	December 1, 2021	La Jolla, CA	210
18.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
19.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
20.	1 Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	200
21.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
22.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
23.	Hotel Zeppelin San Francisco	(1)	May 22, 2014	San Francisco, CA	196
24.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
25.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
26.	George Hotel		November 30, 2018	Washington, DC	139
27.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
28.	Hotel Zena Washington DC		November 30, 2018	Washington, DC	191
29.	Viceroy Washington DC		November 30, 2018	Washington, DC	178
30.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	296
31.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
32.	Margaritaville Hollywood Beach Resort	(1) (4)	September 23, 2021	Hollywood, FL	369
33.	Inn on Fifth		May 11, 2022	Naples, FL	119
34.	LaPlaya Beach Resort & Club		May 21, 2015	Naples, FL	189
35.	Jekyll Island Club Resort	(1)	July 22, 2021	Jekyll Island, GA	200
36.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
37.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
38.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
39.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
40.	The Liberty, a Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
41.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
42.	W Boston		June 8, 2011	Boston, MA	238
43.	The Hotel Zags		August 28, 2013	Portland, OR	174
44.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
45.	Newport Harbor Island Resort		June 23, 2022	Newport, RI	257
46.	Skamania Lodge		November 3, 2010	Stevenson, WA	263
	Total number of guest rooms				11,924
______________________

(1)    This property is subject to a long-term ground, air rights or hotel lease.
(2)    The restaurant facility at this property is subject to a ground lease.
(3)    We own a 99.99% controlling interest in this property.
(4)    This property is subject to mortgage debt.
Hotel Managers and Hotel Management Agreements
We are a party to hotel management agreements with Davidson Hospitality Group, HEI Hotels and Resorts, Highgate, Kimpton Hotels and Restaurants, Marriott International, Noble House Hotels & Resorts, Pyramid Global Hospitality, Sage Hospitality, sbe Hotel Group, SH Hotels & Resorts, Springboard Hospitality and Viceroy Hotel Group.
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
•Terms.  The remaining terms of our management agreements are up to 10 years, not including renewals, and up to 29 years, including renewals.
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
Franchise and Sub-License Agreements
We have franchise and sub-license agreements for certain of our hotels. Pursuant to these agreements, we pay franchise or sub-license fees based on a percentage of gross room revenues, as well as certain other fees for marketing and reservations services. Franchise or sub-license fees for room revenues are approximately 1% to 6% of gross room revenues. Some of these agreements provide us with termination rights. The agreements for the respective hotels expire as follows:

Property	Expiration Date
Embassy Suites San Diego Bay - Downtown	January 2028
Margaritaville Hollywood Beach Resort	July 2028
Le Méridien Delfina Santa Monica	September 2033
The Nines, a Luxury Collection Hotel, Portland	October 2033
Hotel Chicago Downtown, Autograph Collection	February 2034
The Liberty, a Luxury Collection Hotel, Boston	January 2036
Margaritaville Hotel San Diego Gaslamp Quarter	August 2038
Hilton San Diego Gaslamp Quarter	June 2041
Hyatt Regency Boston Harbor	December 2042
Paradise Point Resort & Spa	15th anniversary after hotel is re-branded as a Margaritaville
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
Shareholder Information
On February 14, 2024, there were 72 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2018, to the NYSE closing price per share on December 31, 2023, with the cumulative total return on the Russell 2000 Index (the “Russell 2000”) and the FTSE Nareit Equity REITs Index (the “FTSE Nareit Equity REITs”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2018 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 and (iii) the FTSE Nareit Equity REITs. The total return values do not include any dividends declared, but not paid, during the period.

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
Total Return
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Pebblebrook Hotel Trust
Russell 2000
FTSE Nareit Equity REITs

The actual returns shown on the graph above are as follows:

	Value of Initial Investment at December 31,
Name	2018	2019	2020	2021	2022	2023
Pebblebrook Hotel Trust	$100.00	$99.89	$70.26	$83.74	$50.25	$60.14
Russell 2000	$100.00	$125.49	$150.50	$172.75	$137.40	$160.60
FTSE Nareit Equity REITs	$100.00	$128.65	$122.12	$172.52	$129.53	$144.14

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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2023. See Note 8. Share-Based Compensation Plan to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,499,388
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,499,388
During the year ended December 31, 2023, certain of our employees chose to have us acquire from such employees an aggregate of 122,140 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $13.96 per share.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	—	$—	—	$—
December 1, 2023 - December 31, 2023	—	$—	—	$—
Total	—	$—	—	$146.0
______________________
(1)    On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of our prior $100.0 million share repurchase program which begun in 2017. Under our current program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2023, $146.0 million of common shares remained available for repurchase under this program.

Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2023 - October 31, 2023	—	$—	—	$—
November 1, 2023 - November 30, 2023	1,000,000	$15.79	1,000,000	$—
December 1, 2023 - December 31, 2023	—	$—	—	$—
Total	1,000,000	$15.79	1,000,000	$84.2
______________________
(1)    On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2023, $84.2 million of preferred shares remained available for repurchase under this program.
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
Overview
Our hotel portfolio continued to recover in 2023 with strong growth in occupancy at many of our urban properties, especially our properties in Washington, D.C. and San Francisco, which had trailed the recovery in other markets and our resort properties. We have observed continued stable demand from both the business and leisure segments. We believe 2024 will continue this trend and anticipate positive benefits from a robust convention calendar in many urban markets, including San Diego, Washington, D.C., Boston and Chicago. International inbound travel is expected to continue to recover. Our LaPlaya Beach Resort & Club, which was closed in 2022 due to Hurricane Ian, has been substantially restored. Two of the resort buildings were fully operational for most of 2023 and the final resort building, the Beach House, is expected to be substantially completed by the end of this month. We have agreed to a partial business interruption insurance settlement with our insurance company during 2023 and will continue to work with our insurance company through full completion of our insurance claim.
During 2023, we sold five hotels and two retail components of our hotels in separate transactions for an aggregate sales price of $330.8 million.
During 2023, we repurchased 6,498,901 common shares for an aggregate purchase price of $91.0 million, or an average of $14.01 per share, and 1,000,000 preferred shares for an aggregate purchase price of $15.8 million, or an average of $15.79 per share, under our existing common and preferred share repurchase programs.
During 2023, we repaid $71.1 million of debt, which includes of $47.6 million of senior unsecured notes and $23.5 million of mortgage loans.
In January 2024, we extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. We also repaid $60.0 million outstanding on Term Loan 2024 and $50.0 million outstanding on the Term Loan 2025 with available cash. The remaining $43.3 million of Term Loan 2024 that was not extended will continue to mature in October 2024.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2023 and 2022:

	For the year ended December 31,
	2023	2022

Same-Property Occupancy	67.7%	63.1%
Same-Property ADR	$302.96	$312.01
Same-Property RevPAR	$205.24	$196.96
Same-Property Total RevPAR	$316.02	$298.38
The above table of hotel operating statistics includes information from all hotels owned as of December 31, 2023, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian, 1 Hotel San Francisco for the first and second quarters only due to its closure for redevelopment and Newport Harbor Island Resort for the fourth quarter only due to its ongoing redevelopment. The above table of hotel operating statistics also includes Hotel Monaco Seattle and Hotel Vintage Seattle for the first quarter only due to their sales in May 2023, Retail at The Westin Michigan Avenue Chicago for the first quarter only due to its sale in March 2023, Hotel Zoe Fisherman’s Wharf for the first, second and third quarters only due to its sale in November 2023, and Marina City Retail at Hotel Chicago Downtown, Autograph Collection for the first, second and third quarters only due to its sale in December 2023.
Results of Operations
This section includes comparisons of certain 2023 financial information to the same information for 2022. Year-to-year comparisons of the 2022 financial information to the same information for 2021 are contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
At December 31, 2023 and 2022, our consolidated financial statements included the operations of 46 and 51 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2023 and 2022. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Marker San Francisco	San Francisco, CA	June 28, 2022
Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA	August 2, 2022
Hotel Spero	San Francisco, CA	August 25, 2022
Hotel Vintage Portland	Portland, OR	September 14, 2022
The Heathman Hotel	Portland, OR	February 22, 2023
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023
Hotel Monaco Seattle	Seattle, WA	May 9, 2023
Hotel Vintage Seattle	Seattle, WA	May 24, 2023
Hotel Zoe Fisherman’s Wharf	San Francisco, CA	November 14, 2023
Marina City Retail at Hotel Chicago Downtown, Autograph Collection	Chicago, IL	December 21, 2023

Property	Location	Acquisition Date
Inn on Fifth	Naples, FL	May 11, 2022
Newport Harbor Island Resort	Newport, RI	June 23, 2022

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
Revenues — Total revenues increased by $28.1 million, which includes a $63.3 million increase at our comparable properties primarily due to an increase in leisure and business travel as well as a significant increase in revenue at 1 Hotel San Francisco, which was under renovation through June 2022 and began ramping up operations in the third quarter of 2022. These increases were partially offset by a $35.2 million decrease due to our non-comparable properties as well as a significant decrease in revenue at LaPlaya Beach Resort & Club, which was closed in September 2022 as a result of Hurricane Ian and was partially reopened in 2023.
Hotel operating expenses — Total hotel operating expenses increased by $57.6 million as a result of an increase in staffing, wages and benefits to accommodate occupancy increases, particularly at our urban properties, as well as an increase in hotel operating expenses at 1 Hotel San Francisco, which was closed most of the first and second quarters of 2022 for renovations. Our overall increase in hotel operating expenses was partially offset by a $27.1 million decrease due to our non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense increased by $1.1 million primarily due to redevelopment and renovation activities at Margaritaville Hotel San Diego Gaslamp Quarter and Estancia La Jolla Hotel & Spa which commenced in 2022.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.5 million primarily due to a $9.3 million decrease in real estate taxes as a result of tax appeals and lower tax assessments. This decrease was partially offset by a $5.9 million increase in property insurance due to higher insurance premium assessments and a $1.9 million increase in ground rent on ground leases whose rent is based on a percentage of revenues.
General and administrative — General and administrative expense increased by $5.6 million primarily due to an increase in professional fees and employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $81.8 million in 2023 related to three hotels and one retail component of a hotel property. We recognized an impairment loss of $89.6 million in 2022 related to three hotels as well as an impairment related to damage caused by Hurricane Ian at LaPlaya Beach Resort & Club in Naples, Florida and Southernmost Beach Resort in Key West, Florida.
Gain on sale of hotel properties — We recognized a gain on sale of $30.4 million primarily due to the sales of five hotels and two retail components of our hotels in 2023. We recognized a gain on sale of $6.2 million primarily due to the sales of four hotels in 2022.
Business interruption insurance income — We recognized business interruption insurance income of $33.0 million in 2023 related to a partial settlement with the insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses increased by $7.3 million primarily due to payroll and claims administration costs at LaPlaya Beach Resort & Club for which reimbursement from insurance policies is uncertain.
Interest expense — Interest expense increased by $15.7 million as a result of higher interest rates on floating rate debt.
Other — Other increased by $3.7 million due to an increase in interest income earned on excess cash.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $1.4 million as result of the redemption of one million of our 5.70% Series H Cumulative Redeemable Preferred Shares in December 2022 and the redemption of one million of our 5.70% Series H Cumulative Redeemable Preferred Shares in November 2023.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$(74,276)	$(84,981)	$(186,372)
Adjustments:
Real estate depreciation and amortization	240,304	239,231	223,813
Gain on sale of hotel properties	(30,375)	(6,194)	(64,729)
Impairment loss	81,788	89,633	14,856
FFO	$217,441	$237,689	$(12,432)
Distribution to preferred shareholders and unit holders	(48,306)	(48,049)	(42,105)
Redemption of preferred shares	8,396	8,186	(8,055)
FFO available to common share and unit holders	$177,531	$197,826	$(62,592)
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Net income (loss)	$(74,276)	$(84,981)	$(186,372)
Adjustments:
Interest expense	115,660	99,988	96,633
Income tax expense (benefit)	655	277	61
Depreciation and amortization	240,645	239,583	224,251
EBITDA	$282,684	$254,867	$134,573
(Gain) loss on sale of hotel properties	(30,375)	(6,194)	(64,729)
Impairment loss	81,788	89,633	14,856
EBITDAre	$334,097	$338,306	$84,700
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before December 31, 2024) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $830.0 million as of December 31, 2023, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of December 31, 2023 we had no off-balance sheet arrangements.
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

Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.3 billion as of December 31, 2023, as summarized below:

December 31, 2023
(in thousands)
Revolving credit facilities	$—
Term loans	1,380,000
Convertible senior notes	750,000
Senior unsecured notes	2,400
Mortgage loans	197,497
Total debt at face value	$2,329,897
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On January 3, 2024, the Company entered into the First Amendment to the Fifth Amended and Restated Credit Agreement ("Credit Agreement") which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. In connection with the extension, the Company also repaid $60.0 million of its outstanding Term Loan 2024 obligation with available cash. The remaining $43.3 million of Term Loan 2024's balance will continue to mature in October 2024 and will be paid with available cash or borrowings under the revolving credit facility at maturity. On January 3, 2024, the Company also repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements and after adjusting for the aforementioned January 2024 term loan extension and repayments, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of December 31, 2023 will be $2.6 billion through their maturity, with $45.2 million of principal and $102.4 million of interest payable on or before December 31, 2024. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or refinance with long-term debt.
We are in compliance with all of our debt covenants.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of December 31, 2023, none of the mortgage loans were in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of December 31, 2023, with $21.5 million payable on or before December 31, 2024.
Purchase commitments
As of December 31, 2023, we had $15.4 million of outstanding purchase commitments, all of which will be paid on or before December 31, 2024. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before December 31, 2024 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $236.2 million for the year ended December 31, 2023 and $278.7 million for the year ended December 31, 2022. Fluctuations in our net cash provided by operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The decrease in cash provided by operations in 2023 as compared to 2022 is primarily due to the disposition of five hotel properties and two retail components of our hotel properties in 2023.
Investing Activities. Our net cash provided by (used in) investing activities was $142.0 million for the year ended December 31, 2023 and $(109.4) million for the year ended December 31, 2022. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the year ended December 31, 2023, we invested $200.6 million in improvements to our hotel properties, received $314.9 million from the sale of five hotel properties and two retail components of our hotel properties and received $30.2 million in property insurance proceeds.
•During the year ended December 31, 2022, we invested $116.7 million in improvements to our hotel properties, received $248.9 million from the sale of four hotel properties and purchased two hotel properties using cash of $247.2 million.
Financing Activities. Our net cash used in financing activities was $236.8 million for the year ended December 31, 2023 and $209.3 million for the year ended December 31, 2022. Fluctuations in our net cash used in financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the year ended December 31, 2023, we borrowed and repaid $10.0 million of revolving credit facility borrowings, borrowed $140.0 million and repaid $211.1 million in other debt, repurchased $92.8 million and $15.8 million of common shares and preferred shares, respectively, through our common and preferred share repurchase programs, and paid $53.6 million in preferred and common distributions.
•During the year ended December 31, 2022, we borrowed and repaid $190.2 million of revolving credit facility borrowings, borrowed and repaid $1.4 billion in other debt, repurchased $70.7 million of common shares through our common share repurchase program, paid $52.7 million in preferred and common distributions, used $16.0 million to redeem one million Series H Preferred Shares and paid $12.4 million in financing fees.
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
For the year ended December 31, 2023, we invested $200.6 million in capital investments to reposition and improve our properties, including the renovations of Newport Harbor Island Resort, Margaritaville Hotel San Diego Gaslamp Quarter, Estancia La Jolla Hotel & Spa, Jekyll Island Club Resort, Hilton San Diego Gaslamp Quarter and Skamania Lodge, as well as capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club and Southernmost Beach Resort, which were damaged by Hurricane Ian.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest an additional $85.0 million to $90.0 million in capital investments in 2024, which includes normal hotel capital refurbishments, return of investment projects and major capital projects. We have the following significant capital projects that are expected to be completed in 2024:

•$49.0 million comprehensive redevelopment of Newport Harbor Island Resort, which commenced in 2023 and is expected to be completed in the second quarter of 2024;
•$26.0 million comprehensive redevelopment of Estancia La Jolla Hotel & Spa, which commenced in 2022 and is expected to be completed in the second quarter of 2024; and
•$20.0 million first phase of a multi-phase master plan at Skamania Lodge, which commenced in 2022 and is expected to be completed in the second quarter of 2024.
Common Share Repurchase Programs, Preferred Share Repurchase Program and ATM Program
Common Share Repurchase Programs
On July 27, 2017, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding common shares. Under this program, we could repurchase common shares from time to time in transactions on the open market or by private agreement. During the year ended December 31, 2023, we repurchased $87.0 million of common shares under this program, and as of December 31, 2023, no common shares remained available for repurchase under this program.
On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares. During the year ended December 31, 2023, we repurchased $4.0 million of common shares under this program, and as of December 31, 2023, $146.0 million of common shares remained available for repurchase under this program.
During the year ended December 31, 2023, we repurchased 6,498,901 common shares under the 2017 and 2023 repurchase programs, for an aggregate purchase price of $91.0 million, or an average of approximately $14.01 per share.
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
Preferred Share Repurchase Program
On February 17, 2023, our Board of Trustees approved a repurchase program of up to $100.0 million of our outstanding preferred shares (the “Preferred Share Repurchase Program”). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. As of December 31, 2023, $84.2 million of preferred shares remained available for repurchase under this program.
During the year ended December 31, 2023, we repurchased 1,000,000 of Series H Preferred Shares under this repurchase program, for an aggregate purchase price of $15.8 million, or an average of approximately $15.79 per share.
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
ATM Program
On April 29, 2021, we filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). On February 21, 2023, the ATM program expired. No common shares were issued or sold under the ATM program.
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
As of December 31, 2023, we have interest rate swap agreements with an aggregate notional amount of $1.2 billion to hedge variable interest rates on our unsecured term loans and a mortgage loan. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5. Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

	2024	2025	2026	2027	2028	Thereafter	Total
Liabilities
Fixed rate debt (1)	$1,910	$4,592	$752,308	$2,429	$48,658	$—	$809,897
Average interest rate	5.07%	5.00%	1.76%	5.07%	5.07%	—%	1.99%
Variable rate debt (1)	$460,000	$460,000	$—	$460,000	$140,000	$—	$1,520,000
Average interest rate	7.66%	7.66%	—%	7.61%	9.06%	—%	7.77%
Total	$461,910	$464,592	$752,308	$462,429	$188,658	$—	$2,329,897
______________________
(1)    Scheduled maturities assume we exercise all extension options available in our debt agreements. For a discussion of our debt, see Note 5. Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
This table reflects indebtedness outstanding as of December 31, 2023 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2023, the estimated fair value of our fixed rate debt was $686.3 million.
As of December 31, 2023, $365.0 million of the Company's aggregate indebtedness (15.7% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.4 million, respectively.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2023, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2024 Annual Meeting of Shareholders.

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
3.2
Bylaws of Pebblebrook Hotel Trust, as amended and restated on February 17, 2023 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34571)).

3.3
Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of December 13, 2013 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

3.4
First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of September 30, 2014 (incorporated by reference to Exhibit 3.4 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 17, 2015 (File No. 001-34571)).

3.5
Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of June 8, 2016 (incorporated by reference to Exhibit 3.5 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on June 8, 2016 (File No. 001‑34571)).

3.6
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of November 30, 2018 (incorporated by reference to Exhibit 3.3 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on December 3, 2018 (File No. 001‑34571)).

3.7	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1†	Description of the Registrant's Securities.
4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
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

10.14
First Amendment to Fifth Amended Restated Credit Agreement, dated as of January 3, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on January 4, 2024 (File No. 001-34571)).

10.15*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.16*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.17*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34571)).
10.18*	Form of LTIP Class B Unit Vesting Agreement – retention award (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Clawback Policy.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	February 21, 2024	/s/ JON E. BORTZ
Jon E. Bortz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 21, 2024
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Co-President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 21, 2024
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 21, 2024
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 21, 2024
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 21, 2024
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 21, 2024
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 21, 2024
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 21, 2024
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of estimated holding periods for investments in hotel properties
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Investment in hotel properties, net of accumulated depreciation was $5,491 million, or 94% of total assets as of December 31, 2023.
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
February 21, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 21, 2024

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	December 31, 2023	December 31, 2022

ASSETS
Investment in hotel properties, net	$5,490,776	$5,874,876
Hotel held for sale	—	44,861
Cash and cash equivalents	183,747	41,040
Restricted cash	9,894	11,229
Hotel receivables (net of allowance for doubtful accounts of $689 and $431, respectively)	43,912	45,258
Prepaid expenses and other assets	96,644	116,276
Total assets	$5,824,973	$6,133,540
LIABILITIES AND EQUITY
Debt	$2,319,801	$2,387,293
Accounts payable, accrued expenses and other liabilities	238,644	250,518
Lease liabilities - operating leases	320,617	320,402
Deferred revenues	76,874	73,603
Accrued interest	6,830	4,535
Liabilities related to hotel held for sale	—	428
Distribution payable	11,862	12,218
Total liabilities	2,974,628	3,048,997
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 and $715,000 at December 31, 2023 and December 31, 2022, respectively), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at December 31, 2023 and 28,600,000 shares issued and outstanding at December 31, 2022	276	286
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 120,191,349 shares issued and outstanding at December 31, 2023 and 126,345,293 shares issued and outstanding at December 31, 2022	1,202	1,263
Additional paid-in capital	4,078,912	4,182,359
Accumulated other comprehensive income (loss)	24,374	35,724
Distributions in excess of retained earnings	(1,341,264)	(1,223,117)
Total shareholders’ equity	2,763,500	2,996,515
Non-controlling interests	86,845	88,028
Total equity	2,850,345	3,084,543
Total liabilities and equity	$5,824,973	$6,133,540

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)

	For the year ended December 31,
	2023	2022	2021
Revenues:
Room	$914,109	$910,936	$483,191
Food and beverage	351,852	346,702	157,848
Other operating	153,988	134,253	92,005
Total revenues	1,419,949	1,391,891	733,044
Expenses:
Hotel operating expenses:
Room	248,020	225,992	127,105
Food and beverage	264,163	243,543	111,928
Other direct and indirect	428,897	413,939	257,547
Total hotel operating expenses	941,080	883,474	496,580
Depreciation and amortization	240,645	239,583	224,251
Real estate taxes, personal property taxes, property insurance, and ground rent	124,595	126,134	111,675
General and administrative	44,789	39,187	38,166
Impairment	81,788	89,633	14,856
Gain on sale of hotel properties	(30,375)	(6,194)	(64,729)
Business interruption insurance income	(32,985)	—	—
Other operating expenses	12,602	5,352	2,036
Total operating expenses	1,382,139	1,377,169	822,835
Operating income (loss)	37,810	14,722	(89,791)
Interest expense	(115,660)	(99,988)	(96,633)
Other	4,229	562	113
Income (loss) before income taxes	(73,621)	(84,704)	(186,311)
Income tax (expense) benefit	(655)	(277)	(61)
Net income (loss)	(74,276)	(84,981)	(186,372)
Net income (loss) attributable to non-controlling interests	3,741	2,190	(1,514)
Net income (loss) attributable to the Company	(78,017)	(87,171)	(184,858)
Distributions to preferred shareholders	(43,649)	(45,074)	(42,105)
Redemption of preferred shares	8,396	8,186	(8,055)
Net income (loss) attributable to common shareholders	$(113,270)	$(124,059)	$(235,018)
Net income (loss) per share available to common shareholders, basic	$(0.93)	$(0.95)	$(1.80)
Net income (loss) per share available to common shareholders, diluted	$(0.93)	$(0.95)	$(1.80)
Weighted-average number of common shares, basic	121,813,042	130,453,944	130,804,354
Weighted-average number of common shares, diluted	121,813,042	130,453,944	130,804,354

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)

	For the year ended December 31,
	2023	2022	2021

Comprehensive Income:
Net income (loss)	$(74,276)	$(84,981)	$(186,372)
Other comprehensive income (loss):
Change in fair value of derivative instruments	17,572	55,479	15,289
Amounts reclassified from other comprehensive income	(28,995)	52	25,210
Comprehensive income (loss)	(85,699)	(29,450)	(145,873)
Comprehensive income (loss) attributable to non-controlling interests	3,668	2,555	(1,251)
Comprehensive income (loss) attributable to the Company	$(89,367)	$(32,005)	$(144,622)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)

	For the year ended December 31, 2021
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	20,400,000	$204	130,673,300	$1,307	$4,169,870	$(60,071)	$(853,973)	$3,257,337	$6,989	$3,264,326
Redemption of preferred shares	(10,000,000)	(100)	—	—	(241,845)	—	(8,055)	(250,000)	—	(250,000)
Issuance of shares, net of offering costs	19,200,000	192	—	—	463,862	—	—	464,054	—	464,054
Issuance of common shares for Board of Trustees compensation	—	—	27,711	1	515	—	—	516	—	516
Repurchase of common shares	—	—	(38,310)	(1)	(719)	—	—	(720)	—	(720)
Share-based compensation	—	—	151,049	1	10,433	—	—	10,434	2,445	12,879
Distributions on common shares/units	—	—	—	—	—	—	(5,032)	(5,032)	(66)	(5,098)
Distributions on preferred shares	—	—	—	—	—	—	(42,105)	(42,105)	—	(42,105)
Cumulative effect adjustment from adoption of new accounting standard	—	—	—	—	(113,099)	—	—	(113,099)	—	(113,099)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(20,975)	—	—	(20,975)	—	(20,975)
Other adjustment	—	—	—	—	—	393	—	393	(393)	—
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	15,026	—	15,026	263	15,289
Amounts reclassified from other comprehensive income	—	—	—	—	—	25,210	—	25,210	—	25,210
Net income (loss)	—	—	—	—	—	—	(184,858)	(184,858)	(1,514)	(186,372)
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Redemption of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,186	(16,000)	—	(16,000)
Issuance of shares, net of offering costs	—	—	—	—	(123)	—	—	(123)	—	(123)
Issuance of operating partnership units	—	—	—	—	—		—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(4,609,626)	(47)	(70,677)	—	—	(70,724)	—	(70,724)
Share-based compensation	—	—	107,303	1	8,556	—	—	8,557	2,793	11,350
Distributions on common shares/units	—	—	—	—	—	—	(5,035)	(5,035)	(69)	(5,104)
Distributions on preferred shares/units	—	—	—	—	—	—	(45,074)	(45,074)	(2,975)	(48,049)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	55,114	—	55,114	365	55,479
Amounts reclassified from other comprehensive income	—	—	—	—	—	52	—	52	—	52
Net income (loss)	—	—	—	—	—	—	(87,171)	(87,171)	2,190	(84,981)
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Redemption of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,396	(15,790)	—	(15,790)
Redemption of non-controlling interest OP units	—	—	133,605	1	3,514	—	—	3,515	(3,515)	—
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	9,150	—	—	9,152	3,393	12,545
Distributions on common shares/units	—	—	—	—	—	—	(4,877)	(4,877)	(72)	(4,949)
Distributions on preferred shares/units	—	—	—	—	—	—	(43,649)	(43,649)	(4,657)	(48,306)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	17,645	—	17,645	(73)	17,572
Amounts reclassified from other comprehensive income	—	—	—	—	—	(28,995)	—	(28,995)	—	(28,995)
Net income (loss)	—	—	—	—	—	—	(78,017)	(78,017)	3,741	(74,276)
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$(74,276)	$(84,981)	$(186,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	240,645	239,583	224,251
Share-based compensation	12,545	11,350	11,433
Amortization of deferred financing costs, non-cash interest and other amortization	12,124	13,453	16,633
Gain on sale of hotel properties	(30,375)	(6,194)	(64,729)
Impairment	81,788	89,633	14,856
Non-cash ground rent	9,898	9,952	7,061
Other adjustments	(7,801)	(4,713)	(1,959)
Changes in assets and liabilities:
Hotel receivables	1,171	(7,974)	(27,509)
Prepaid expenses and other assets	(11,190)	(10,018)	(428)
Accounts payable and accrued expenses	(5,860)	24,808	51,793
Deferred revenues	7,528	3,846	25,736
Net cash provided by (used in) operating activities	236,197	278,745	70,766
Investing activities:
Improvements and additions to hotel properties	(200,634)	(116,743)	(83,827)
Proceeds from sales of hotel properties	314,941	248,908	255,927
Acquisition of hotel properties	—	(247,163)	(253,541)
Property insurance proceeds	30,210	5,638	—
Other investing activities	(2,495)	(25)	(128)
Net cash provided by (used in) investing activities	142,022	(109,385)	(81,569)
Financing activities:
Gross proceeds from issuance of preferred shares	—	—	480,000
Payment of offering costs — common and preferred shares	—	(123)	(15,947)
Payment of deferred financing costs	(2,710)	(12,415)	(14,510)
Borrowings under revolving credit facilities	10,000	190,151	—
Repayments under revolving credit facilities	(10,000)	(190,151)	(40,000)
Proceeds from debt	140,000	1,380,000	268,599
Repayments of debt	(211,088)	(1,434,956)	(392,236)
Purchases of capped calls for convertible senior notes	—	—	(20,975)
Repurchases of common shares	(92,753)	(70,724)	(720)
Redemption of preferred shares	(15,790)	(16,000)	(250,000)
Distributions — common shares/units	(4,971)	(5,291)	(5,279)
Distributions — preferred shares/units	(48,607)	(47,367)	(39,443)
Other financing activities	(928)	(2,462)	(2,739)
Net cash provided by (used in) financing activities	(236,847)	(209,338)	(33,250)
Net change in cash and cash equivalents and restricted cash	141,372	(39,978)	(44,053)
Cash and cash equivalents and restricted cash, beginning of year	52,269	92,247	136,300
Cash and cash equivalents and restricted cash, end of year	$193,641	$52,269	$92,247

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
As of December 31, 2023, the Company owned interests in 46 hotels with a total of 11,924 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2023, the Company owned 99.3% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.7% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Investments in Unconsolidated Entities
The Company owns a non-controlling equity interest in Fifth Wall Late-Stage Climate Technology Fund, L.P. As of December 31, 2023, the Company has invested $7.9 million. The Company's total equity commitment to the fund is $10.0 million.

New Accounting Pronouncements
Disclosure Improvements
In October, 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will vary based on the date on which the SEC removes that related disclosure from its rules. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. Early adoption is prohibited. The Company is currently assessing the potential impacts of ASU 2023-06 and does not expect it to have a material effect on its consolidated financial statements and disclosures.
Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impacts of adopting ASU 2023-07 on its consolidated financial statements and disclosures.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company is currently assessing the impacts of adopting ASU 2023-09 on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
There were no acquisitions of hotel properties during the year ended December 31, 2023.
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

Dispositions
The following table summarizes disposition transactions during the years ended December 31, 2023 and 2022 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Heathman Hotel	Portland, OR	February 22, 2023	$45,000
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023	27,300
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023	63,000
Hotel Monaco Seattle	Seattle, WA	May 9, 2023	63,250
Hotel Vintage Seattle	Seattle, WA	May 24, 2023	33,700
Hotel Zoe Fisherman’s Wharf	San Francisco, CA	November 14, 2023	68,500
Marina City Retail at Hotel Chicago Downtown, Autograph Collection	Chicago, IL	December 21, 2023	30,000
2023 Total			$330,750

The Marker San Francisco	San Francisco, CA	June 28, 2022	$77,000
Sofitel Philadelphia at Rittenhouse Square	Philadelphia, PA	August 2, 2022	80,000
Hotel Spero	San Francisco, CA	August 25, 2022	71,000
Hotel Vintage Portland	Portland, OR	September 14, 2022	32,900
2022 Total			$260,900
For the years ended December 31, 2023, 2022 and 2021, the accompanying consolidated statements of operations and comprehensive income included operating (loss) of $(0.8) million, $(3.9) million and $(33.2) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold and held for sale.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Held for Sale
As of December 31, 2023, no properties were designated as held for sale by the Company. As of December 31, 2022, the Company had entered into an agreement to sell The Heathman Hotel for approximately $45.0 million. This hotel was designated as held for sale as it met the held for sale criteria, and as a result, the Company recorded an impairment to reduce the carrying value of the property. In addition, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating the assets. As noted above, the Company completed the sale of The Heathman Hotel in February 2023.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land	$810,633	$897,756
Buildings and improvements	5,005,894	5,170,976
Furniture, fixtures and equipment	511,451	504,518
Finance lease asset	91,181	91,181
Construction in progress	27,123	11,961
	$6,446,282	$6,676,392
Right-of-use asset, operating leases	360,761	370,383
Investment in hotel properties	$6,807,043	$7,046,775
Less: Accumulated depreciation	(1,316,267)	(1,171,899)
Investment in hotel properties, net	$5,490,776	$5,874,876

Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") and Inn on Fifth, both located in Naples, Florida, and Southernmost Beach Resort, located in Key West, Florida, were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost Beach Resort did not suffer significant damage or disruption. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed. In 2023, LaPlaya began to reopen in stages as the buildings and facilities were repaired. The Company expects LaPlaya's remediation and repair to be substantially completed in the first quarter of 2024.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian and the Company has recorded a receivable for the expenditures to date which it anticipates to collect from the insurance providers in excess of the deductibles. For the years ended December 31, 2023 and 2022, the Company recognized an aggregate impairment loss of zero and $7.9 million, respectively, for the damage to LaPlaya and Southernmost Beach Resort. For the year ended December 31, 2023, the Company incurred $6.6 million of expenses related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through December 31, 2023 and 2022, the Company has received a total of $84.3 million in preliminary advances from the insurance providers and continues to work with the insurance providers on the settlement of the property and business interruption claims.
Impairment
The Company reviews its investment in hotel properties for impairment whenever events or circumstances indicate potential impairment. The Company periodically adjusts its estimate of future operating cash flows and estimated hold periods for certain properties. As a result of its review, the Company may identify an impairment trigger has occurred and assess its investment in hotel properties for recoverability.
For the years ended December 31, 2023, 2022, and 2021, the Company recognized impairment losses of $81.8 million related to three hotels and one retail component of a hotel property, $81.7 million related to three hotels and $14.9 million related to one hotel, respectively, as a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.4 million. As of December 31, 2022, the Company's lease liabilities consisted of operating lease liabilities of $320.4 million and financing lease liabilities of $42.7 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

Note 5. Debt
On October 13, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent and certain other agents and lenders (the "Credit Agreement"). The Credit Agreement provides for a $650.0 million senior unsecured revolving credit facility and three $460.0 million unsecured term loan facilities totaling $1.38 billion. The Company may request additional lender commitments to increase the aggregate borrowing capacity under the Credit Agreement up to an additional $970.0 million.
On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. In connection with the extension, the Company also repaid $60.0 million of its outstanding Term Loan 2024 obligation with available cash. The remaining $43.3 million of Term Loan 2024's balance will continue to mature in October 2024 and will be paid with available cash or borrowings under the revolving credit facility at maturity. On January 3, 2024, the Company also repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.
The Company's debt consisted of the following as of December 31, 2023 and 2022 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at December 31, 2023		Maturity Date	December 31, 2023	December 31, 2022
Revolving credit facilities
Senior unsecured credit facility	-	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	-	(1)	October 2026	—	—
Revolving credit facilities				$—	$—
Unsecured term loans
Term Loan 2024	5.78%	(1)(5)	October 2024	460,000	460,000
Term Loan 2025	5.13%	(1)(6)	October 2025	460,000	460,000
Term Loan 2027	5.61%	(1)	October 2027	460,000	460,000
Term loan principal				$1,380,000	$1,380,000
Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000
Senior unsecured notes
Series A Notes	-	(3)	December 2023	—	47,600
Series B Notes	4.93%		December 2025	2,400	2,400
Senior unsecured notes principal				$2,400	$50,000
Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(4)	September 2026	140,000	161,500
Estancia La Jolla Hotel & Spa	5.07%		September 2028	57,497	59,485
Mortgage loans principal				$197,497	$220,985
Total debt principal				$2,329,897	$2,400,985
Unamortized debt premiums, discount and deferred financing costs, net				(10,096)	(13,692)
Debt, Net				$2,319,801	$2,387,293
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at December 31, 2023 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    The Company paid off the Series A Notes using available cash.
(4)    This loan was refinanced during the third quarter of 2023 and now bears interest at a floating rate equal to daily SOFR plus of 3.75%. The interest rate at December 31, 2023 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
(5)    On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. In connection with the extension, the Company also repaid $60.0 million of its outstanding Term Loan 2024 obligation with available cash. The remaining $43.3 million of Term Loan 2024's balance will continue to mature in October 2024 and will be paid with available cash or borrowings under the revolving credit facility at maturity.
(6)    On January 3, 2024, the Company repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.

Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the $650.0 million senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of December 31, 2023, the Company had no outstanding borrowings, $13.6 million of outstanding letters of credit and a borrowing capacity of $636.4 million remaining on its senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $13.6 million and $12.6 million were outstanding as of December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of December 31, 2023, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of December 31, 2023, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The three $460.0 million term loans provided for in the Credit Agreement mature in October 2024, October 2025 and October 2027, respectively as of December 31, 2023. After adjusting for the aforementioned January 3, 2024 term loan amendment and repayments, the term loans will mature as follows: $43.3 million in October 2024 (Term Loan 2024), $410.0 million in October 2025 (Term Loan 2025), $460.0 million in October 2027 (Term Loan 2027) and $356.7 million in January 2028 (Term Loan 2024). The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of December 31, 2023, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of December 31, 2023 and 2022, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes"). The debt covenants of the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of December 31, 2023, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). During the third quarter of 2023, the Company paid down $21.5 million of this loan and refinanced the remaining $140.0 million balance. The new loan requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. This loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of extension fees.
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

Interest Expense
The components of the Company's interest expense consisted of the following for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Unsecured revolving credit facilities	$2,074	$2,531	$2,092
Unsecured term loan facilities	73,151	52,355	61,529
Convertible senior notes	13,125	13,125	12,662
Senior unsecured notes	2,169	2,525	3,562
Mortgage debt	14,704	9,788	1,375
Amortization of deferred financing fees, (premiums) and discounts	8,104	16,465	9,741
Other	2,333	3,199	5,672
Total interest expense	$115,660	$99,988	$96,633
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of December 31, 2023 and 2022 was $686.3 million and $700.5 million, respectively.
Future Minimum Principal Payments
As of December 31, 2023, the future minimum principal payments for the Company's debt, assuming all extension options available in the Company's debt agreements are exercised, are as follows (in thousands):

2024	$461,910
2025	464,592
2026	752,308
2027	462,429
2028	188,658
Total debt principle payments	$2,329,897
Deferred financing costs, net	(10,096)
Total debt	$2,319,801
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
The Company's interest rate swaps at December 31, 2023 and 2022 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)(1)	Maturity	December 31, 2023	December 31, 2022
Swap-cash flow	0.05% - 0.07%	January 2023	$—	$200,000
Swap-cash flow	1.84% - 1.87%	November 2023	—	250,000
Swap-cash flow	2.47% - 2.50%	January 2024	300,000	300,000
Swap-cash flow	3.22% - 3.25%	October 2025	200,000	—
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	—
Swap-cash flow	3.29%	October 2027	165,000	—
Total			$1,155,000	$1,040,000

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
As of December 31, 2023, the Company's derivative instruments were in an asset position with an aggregate fair value of $24.5 million. None of the Company's derivative instruments was in a liability position as of December 31, 2023. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $18.2 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
San Diego, CA	$307,003	$303,701	$165,977
Boston, MA	265,964	243,861	124,440
Southern Florida/Georgia	229,851	271,167	166,310
Los Angeles, CA	187,997	168,310	94,275
San Francisco, CA	145,137	116,022	43,601
Portland, OR	78,948	87,625	53,978
Chicago, IL	75,142	68,402	27,279
Washington, D.C.	68,567	51,937	20,630
Seattle, WA	5,551	17,795	7,946
Other(1)	55,789	63,071	28,608
	$1,419,949	$1,391,891	$733,044
______________________
(1)     Other includes: New York, NY, Philadelphia, PA, Newport, RI and Santa Cruz, CA.
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
Common Share Repurchase Programs
On February 22, 2016, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company could repurchase common shares from time to time in transactions on the open market or by private agreement. During the year ended December 31, 2022, the Company repurchased $56.6 million of common shares under this program, and as of December 31, 2022, no common shares remained available for repurchase under this program.
On July 27, 2017, the Company's Board of Trustees authorized a share repurchase program of up to $100.0 million of common shares. Under this program, the Company could repurchase common shares from time to time in transactions on the open market or by private agreement. During the year ended December 31, 2023, the Company repurchased $87.0 million of common shares under this program, and as of December 31, 2023, no common shares remained available for repurchase under this program.

On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares. During the year ended December 31, 2023, the Company repurchased $4.0 million of common shares under this program, and as of December 31, 2023, $146.0 million of common shares remained available for repurchase under this program.
During the year ended December 31, 2023, the Company repurchased 6,498,901 common shares under the 2017 and 2023 repurchase programs, for an aggregate purchase price of $91.0 million, or an average of approximately $14.01 per share.
ATM Program
On April 29, 2021, the Company filed a prospectus supplement with the SEC to sell up to $200.0 million of common shares under an "at the market" offering program (the "ATM program"). On February 21, 2023, the ATM program expired. No common shares were issued or sold under the ATM program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2023:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2023	March 31, 2023	April 17, 2023
$0.01	June 30, 2023	June 30, 2023	July 17, 2023
$0.01	September 30, 2023	September 29, 2023	October 16, 2023
$0.01	December 31, 2023	December 29, 2023	January 16, 2024
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
The following Preferred Shares were outstanding as of December 31, 2023 and 2022:

Security Type	December 31, 2023	December 31, 2022
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	9,000,000
	27,600,000	28,600,000

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
Preferred Share Repurchase Program
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $100.0 million of the Preferred Shares. Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. As of December 31, 2023, $84.2 million of preferred shares remained available for repurchase under this program.
During the year ended December 31, 2023, the Company repurchased 1,000,000 of Series H Preferred Shares under this repurchase program, for an aggregate purchase price of $15.8 million, or an average of approximately $15.79 per share.
The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The program does not require the Company to repurchase any specific number of Preferred Shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2023:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
6.375% Series E	$0.40	June 30, 2023	June 30, 2023	July 17, 2023
6.375% Series E	$0.40	September 30, 2023	September 29, 2023	October 16, 2023
6.375% Series E	$0.40	December 31, 2023	December 29, 2023	January 16, 2024
6.30% Series F	$0.39	March 31, 2023	March 31, 2023	April 17, 2023
6.30% Series F	$0.39	June 30, 2023	June 30, 2023	July 17, 2023
6.30% Series F	$0.39	September 30, 2023	September 29, 2023	October 16, 2023
6.30% Series F	$0.39	December 31, 2023	December 29, 2023	January 16, 2024
6.375% Series G	$0.40	March 31, 2023	March 31, 2023	April 17, 2023
6.375% Series G	$0.40	June 30, 2023	June 30, 2023	July 17, 2023
6.375% Series G	$0.40	September 30, 2023	September 29, 2023	October 16, 2023
6.375% Series G	$0.40	December 31, 2023	December 29, 2023	January 16, 2024
5.70% Series H	$0.36	March 31, 2023	March 31, 2023	April 17, 2023
5.70% Series H	$0.36	June 30, 2023	June 30, 2023	July 17, 2023
5.70% Series H	$0.36	September 30, 2023	September 29, 2023	October 16, 2023
5.70% Series H	$0.36	December 31, 2023	December 29, 2023	January 16, 2024

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
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. In December 2023, these OP units were redeemed for common shares in accordance with the redemption rights described above.
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units in the Operating Partnership.
As of December 31, 2023 and 2022, the Operating Partnership had 16,291 and 149,896 OP units, respectively, held by third parties, excluding LTIP units.
As of December 31, 2023, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers of the Company. These LTIP units will vest ratably on January 1, 2023, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $22.69 per unit, with an aggregate grant date fair value of $13.6 million.
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
As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, in connection with the acquisition of Inn on Fifth, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share.
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
As of December 31, 2023, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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

As of December 31, 2023, there were 1,499,388 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity for the years ended December 31, 2023, 2022 and 2021:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	242,727	$24.94
Granted	415,531	$22.69
Vested	(81,591)	$30.41
Forfeited	(9,236)	$23.37
Unvested at December 31, 2021	567,431	$22.53
Granted	143,795	$21.72
Vested	(107,303)	$26.23
Forfeited	(36,606)	$22.80
Unvested at December 31, 2022	567,317	$21.60
Granted	113,084	$15.04
Vested	(183,721)	$23.14
Forfeited	(53,131)	$16.72
Unvested at December 31, 2023	443,549	$19.88
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $3.5 million, $3.8 million and $4.1 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2023, there was $4.6 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.8 years.
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
On February 12, 2020, the Board of Trustees approved a target award of 161,777 performance-based equity awards to officers and employees of the Company. In January 2023, these awards vested and the Company issued 51,686 common shares to officers and employees. The actual number of common shares that vested was based on the two performance criteria defined in the award agreements for the period of performance from January 1, 2020 through December 31, 2022.
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
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 14, 2018
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$3.5	28.00%	2.37%	4.70%

February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5	26.00%	2.52%	4.20%

February 12, 2020
Relative Total Shareholder Return	100.00%	$4.9	23.40%	1.41%	—%

February 18, 2021
Relative Total Shareholder Return	100.00%	$6.0	56.00%	0.19%	—%

May 16, 2022
Relative Total Shareholder Return	100.00%	$5.3	58.70%	2.72%	—%

February 17, 2023
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$6.0	61.60%	4.31%	—%
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
For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $5.6 million, $4.8 million and $4.9 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2023, there was approximately $6.1 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years.
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
As of December 31, 2023, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers of the Company. These LTIP units will vest ratably on January 1, 2023, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $22.69 per unit, with an aggregate grant date fair value of $13.6 million.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to executive officers of the Company. These LTIP units will vest ratably on January 1, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $15.04 per unit, with an aggregate grant date fair value of $2.0 million.

As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. As of December 31, 2022, the Operating Partnership had 727,208 LTIP units outstanding, of which 127,111 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $3.4 million, $2.8 million and $2.4 million, respectively, in expense related to these LTIP units. As of December 31, 2023, there was $7.0 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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

The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$0.0400	100.00%	$0.0419	83.80%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.0081	16.20%	0.0128	32.00%
Return of capital	—	—%	—	—%	0.0272	68.00%
Total	$0.0400	100.00%	$0.0500	100.00%	$0.0400	100.00%

Series C Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.1725	12.45%
Return of capital	—	—%	—	—%	1.2133	87.55%
Total	$—	—%	$—	—%	$1.3858	100.00%

Series D Preferred Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.1692	12.49%
Return of capital	—	—%	—	—%	1.1855	87.51%
Total	$—	—%	$—	—%	$1.3547	100.00%

Series E Preferred Shares:
Ordinary non-qualified income	$1.5938	100.00%	$1.6684	83.75%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.3238	16.25%	0.5118	32.11%
Return of capital	—	—%	—	—%	1.0819	67.89%
Total	$1.5938	100.00%	$1.9922	100.00%	$1.5937	100.00%

Series F Preferred Shares:
Ordinary non-qualified income	$1.5750	100.00%	$1.6488	83.75%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.3200	16.25%	0.5058	32.11%
Return of capital	—	—%	—	—%	1.0692	67.89%
Total	$1.5750	100.00%	$1.9688	100.00%	$1.5750	100.00%

Series G Preferred Shares:
Ordinary non-qualified income	$1.5938	100.00%	$1.6684	83.75%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.3238	16.25%	0.5787	86.00%
Return of capital	—	—%	—	—%	0.0942	14.00%
Total	$1.5938	100.00%	$1.9922	100.00%	$0.6729	100.00%

Series H Preferred Shares:
Ordinary non-qualified income	$1.4250	100.00%	$1.4917	83.75%	$—	—%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	0.2895	16.25%	0.2655	86.01%
Return of capital	—	—%	—	—%	0.0432	13.99%
Total	$1.4250	100.00%	$1.7812	100.00%	$0.3087	100.00%
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

The common and preferred distributions declared on December 15, 2022 and paid on January 17, 2023 were treated as 2022 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2023 and paid on January 16, 2024 will be treated as 2023 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2023	2022	2021
Federal
Current	$237	$253	$—
Deferred	—	—	—
State and local
Current	418	24	61
Deferred	—	—	—
Income tax expense (benefit)	$655	$277	$61
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Statutory federal tax expense (benefit)	$16,808	$17,906	$(38,251)
State income tax expense (benefit), net of federal tax expense (benefit)	409	4	(6,990)
REIT income not subject to tax	(16,536)	(17,402)	22,235
Change in valuation allowance	973	(495)	23,077
Other	(999)	264	(10)
Income tax expense (benefit), net	$655	$277	$61
The Company has provided a valuation allowance against its federal and state deferred tax asset at December 31, 2023 and 2022 due to the uncertainty of realizing the loss in future years. As of December 31, 2023, the Company had a receivable of $0.8 million representing the portion of taxable losses that were carried back to prior years in which the Company had taxable income.
The significant components of the Company's deferred tax assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred Tax Assets:
Net operating loss carryover	$39,385	$38,822
State taxes and other	5,596	3,071
Depreciation	99	193
Total deferred tax asset before valuation allowance	$45,080	$42,086
Valuation allowance	(45,080)	(42,086)
Deferred tax asset net of valuation allowance	$—	$—
As of December 31, 2023 and 2022, the Company had no material unrecognized tax benefits. As a policy, the Company recognizes penalties and interest accrued related to unrecognized tax benefits as a component of income tax expense, however, there are currently no such accruals. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of December 31, 2023 and 2022, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2020 and 2019, respectively.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to common shareholders	$(113,270)	$(124,059)	$(235,018)
Less: dividends paid on unvested share-based compensation	(41)	(45)	(47)
Net income (loss) available to common shareholders — basic and diluted	$(113,311)	$(124,104)	$(235,065)

Denominator:
Weighted-average number of common shares — basic and diluted	121,813,042	130,453,944	130,804,354

Net income (loss) per share available to common shareholders — basic	$(0.93)	$(0.95)	$(1.80)
Net income (loss) per share available to common shareholders — diluted	$(0.93)	$(0.95)	$(1.80)
For the years ended December 31, 2023, 2022 and 2021, 1,108,816, 1,079,474 and 1,033,747, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average common shares, as their effect would have been anti-dilutive. For the years ended December 31, 2023, 2022 and 2021, 29,441,175, 29,441,175 and 29,441,175, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 10 years, not including renewals, and up to 29 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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
For the years ended December 31, 2023, 2022 and 2021, combined base and incentive management fees were $39.3 million, $39.6 million and $18.4 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2023 and 2022, the Company had $9.9 million and $11.2 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
As of December 31, 2023, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	For the year ended December 31,
	2023	2022	2021
Fixed ground rent	$19,133	$18,538	$16,825
Variable ground rent	20,252	18,931	9,616
Total ground rent	$39,385	$37,469	$26,441

Future maturities of lease liabilities for the Company's operating leases at December 31, 2023 were as follows (in thousands):

2024	$20,606
2025	20,735
2026	21,031
2027	20,983
2028	21,077
Thereafter	1,563,613
Total lease payments	$1,668,045
Less: Imputed interest	(1,347,428)
Present value of lease liabilities	$320,617
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
Note 12. Supplemental Information to Statements of Cash Flows

	(in thousands)
	For the year ended December 31,
	2023	2022	2021

Interest paid, net of capitalized interest	$105,519	$82,851	$84,453
Interest capitalized	$1,825	$1,434	$1,391
Income taxes paid (refunded)	$(2,549)	$(2,303)	$(258)

Non-Cash Investing and Financing Activities:
Convertible debt discount adjustment	$—	$—	$113,099
Distributions payable on common shares/units	$1,261	$1,316	$1,537
Distributions payable on preferred shares/units	$10,601	$10,902	$10,219
Issuance of common shares for Board of Trustees compensation	$754	$738	$516
Issuance of common shares for executive and employee bonuses	$—	$—	$1,446
Issuance of common shares for OP units redemption	$3,515	$—	$—
Issuance of common units in connection with hotel acquisition	$—	$390	$—
Issuance of preferred units in connection with hotel acquisition	$—	$77,610	$—
Change in accrued additions and improvements to hotel properties	$65	$(2,759)	$3,110
Right of use assets obtained in exchange for lease liabilities	$—	$1,005	$65,599
Write-off of fully depreciated building, furniture, fixtures and equipment	$7,267	$72,532	$—
Write-off of fully amortized deferred financing costs	$1,199	$19,595	$6,574
Mortgage loans assumed in connection with acquisition of hotel properties	$—	$—	$223,177
Below (above) market contracts assumed in connection with acquisition of hotel properties	$—	$—	$3,071
Note 13. Subsequent Events
The Company repurchased an aggregate of 318,269 of its common shares at an average price of $15.71 per share subsequent to December 31, 2023.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2023
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Monaco Washington DC	$—	$—	$60,630	$2,441	$23,928	$—	$79,533	$7,466	$86,999	$35,732	$51,267	1839	9/9/2010	3-40 years
Skamania Lodge	—	7,130	44,987	3,523	46,549	11,671	79,854	10,664	102,189	32,415	69,774	1993	11/3/2010	3-40 years
Le Meridien Delfina Santa Monica	—	18,784	81,580	2,295	16,158	18,783	95,751	4,283	118,817	37,539	81,278	1972	11/19/2010	3-40 years
Argonaut Hotel	—	—	79,492	4,247	2,933	—	84,106	2,566	86,672	30,618	56,054	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	—	25,537	86,089	6,850	33,554	25,537	117,161	9,332	152,030	46,902	105,128	1987	4/6/2011	1-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	25,797	20,306	130,134	12,037	162,477	53,163	109,314	1959	5/3/2011	3-40 years
W Boston	—	19,453	63,893	5,887	20,188	19,453	79,243	10,725	109,421	33,881	75,540	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	—	7,294	22,166	290	18,153	7,294	35,507	5,102	47,903	16,700	31,203	1913	4/4/2012	3-40 years
W Los Angeles - West Beverly Hills	—	24,403	93,203	3,600	33,122	24,403	119,507	10,418	154,328	49,034	105,294	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	—	63,430	3,780	13,834	—	74,993	6,051	81,044	28,290	52,754	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	—	20,103	90,162	6,881	30,249	20,103	118,380	8,912	147,395	43,671	103,724	1988	1/29/2013	3-40 years
The Hotel Zags	—	8,215	37,874	1,500	(1,876)	5,197	37,029	3,487	45,713	15,582	30,131	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	42,113	—	153,970	8,138	162,108	55,992	106,116	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	—	12,561	43,665	1,094	37,769	12,561	76,277	6,251	95,089	32,671	62,418	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	17,456	18,493	101,482	17,070	137,045	39,787	97,258	1909	7/17/2014	3-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	15,243	—	100,806	6,612	107,418	31,210	76,208	1972	11/20/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(38,621)	17,367	185,057	19,225	221,649	66,793	154,856	1972	12/18/2014	3-40 years
LaPlaya Beach Resort & Club	—	112,575	82,117	6,733	42,732	112,929	121,535	9,693	244,157	32,641	211,516	1968	5/21/2015	3-40 years
1 Hotel San Francisco	—	—	105,693	3,896	38,786	—	133,840	14,535	148,375	27,391	120,984	2005	11/30/2018	3-40 years
Chaminade Resort & Spa	—	22,590	37,114	6,009	18,037	22,638	52,055	9,057	83,750	16,174	67,576	1985	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2023
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Harbor Court Hotel San Francisco	—	—	79,009	6,190	1,932	—	80,156	6,975	87,131	15,290	71,841	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	91,442	5,257	19,194	—	105,213	10,680	115,893	22,252	93,641	1967/2002	11/30/2018	3-40 years
Le Parc Suite Hotel	—	17,876	65,515	2,496	13,367	17,902	74,999	6,353	99,254	15,744	83,510	1970	11/30/2018	3-40 years
Montrose West Hollywood	—	16,842	58,729	6,499	2,863	16,842	60,104	7,987	84,933	13,304	71,629	1976	11/30/2018	3-40 years
Chamberlain West Hollywood Hotel	—	14,462	43,157	5,983	2,200	14,481	44,519	6,802	65,802	10,601	55,201	1970/2005	11/30/2018	3-40 years
Hotel Ziggy	—	12,440	36,932	3,951	7,264	12,440	42,229	5,918	60,587	10,375	50,212	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	291,754	35,780	16,227	—	304,255	39,506	343,761	65,970	277,791	1983	11/30/2018	3-40 years
The Liberty, a Luxury Collection Hotel, Boston	—	—	195,797	15,126	6,972	—	200,521	17,374	217,895	37,773	180,122	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	—	122,344	6,862	9,355	—	130,282	8,279	138,561	24,857	113,704	1993	11/30/2018	3-40 years
George Hotel	—	15,373	65,529	4,489	1,058	15,373	66,122	4,954	86,449	13,044	73,405	1928	11/30/2018	3-40 years
Viceroy Washington DC	—	18,686	60,927	2,838	(5,467)	14,035	56,527	6,422	76,984	14,507	62,477	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	—	19,035	60,402	2,066	28,947	19,035	85,366	6,049	110,450	17,083	93,367	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	199,304	22,032	16,194	236	208,661	28,633	237,530	46,592	190,938	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	33,017	131,926	7,741	26,081	33,017	152,059	13,689	198,765	27,789	170,976	2000	11/30/2018	3-40 years
Margaritaville Hotel San Diego Gaslamp Quarter	—	—	74,768	8,830	56,689	23,472	97,702	19,113	140,287	22,903	117,384	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	33,304	92,297	5,393	15,285	33,316	103,565	9,398	146,279	19,899	126,380	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	—	80,733	9,458	28,234	95	100,399	17,931	118,425	29,141	89,284	1962	11/30/2018	3-40 years
Southernmost Beach Resort	—	90,396	253,954	8,676	37,903	91,859	280,837	18,233	390,929	46,767	344,162	1958-2008	11/30/2018	3-40 years
The Marker Key West Harbor Resort	—	25,463	66,903	2,486	1,633	25,463	67,200	3,822	96,485	12,614	83,871	2014	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	39,576	114,014	7,608	(55,897)	25,181	71,541	8,579	105,301	17,347	87,954	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	—	44,983	103,160	23,744	(14,645)	37,123	94,197	25,922	157,242	30,932	126,310	1963/1972	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2023
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Jekyll Island Club Resort	—	—	88,912	5,031	21,281	—	102,975	12,249	115,224	14,314	100,910	1886/1986	7/22/2021	2-40 years
Margaritaville Hollywood Beach Resort(2)	140,000	—	244,230	22,288	7,899	—	248,537	25,880	274,417	25,822	248,595	2015	9/23/2021	3-40 years
Estancia La Jolla Hotel & Spa(3)	57,497	—	104,280	3,646	22,826	237	119,610	10,905	130,752	11,696	119,056	2004	12/1/2021	2-40 years
Inn on Fifth	—	50,503	95,826	7,989	1,841	50,503	96,937	8,719	156,159	6,885	149,274	1960	5/11/2022	3-40 years
Newport Harbor Island Resort	—	43,287	118,227	12,817	21,877	43,288	126,342	26,578	196,208	16,580	179,628	1969	6/23/2022	3-40 years
	$197,497	$834,544	$4,549,725	$334,796	$727,217	$810,633	$5,097,075	$538,574	$6,446,282	$1,316,267	$5,130,015
______________________
(1)     Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2)     Encumbrance on Margaritaville Hollywood Beach Resort is presented at face value, which excludes unamortized deferred financing costs of $2.1 million at December 31, 2023.
(3)     Encumbrance on Estancia La Jolla Hotel & Spa is presented at face value, which excludes unamortized deferred financing costs of $0.2 million at December 31, 2023.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2023
(in thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2020	$6,459,745
Acquisitions	488,447
Capital expenditures	86,936
Disposal of Assets	(253,469)
Other	(14,856)
Balance at December 31, 2021	$6,766,803
Acquisitions	331,249
Capital expenditures	105,626
Disposal of Assets	(359,083)
Other	(115,214)
Balance at December 31, 2022	$6,729,381
Capital expenditures	188,520
Disposal of Assets	(400,705)
Other	(70,914)
Balance at December 31, 2023	$6,446,282

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2020	$898,287
Depreciation	223,225
Disposal of Assets	(55,103)
Balance at December 31, 2021	$1,066,409
Depreciation	238,278
Disposal of Assets	(124,253)
Balance at December 31, 2022	$1,180,434
Depreciation	239,422
Disposal of Assets	(103,589)
Balance at December 31, 2023	$1,316,267

The aggregate cost of properties for federal income tax purposes is approximately $6.0 billion as of December 31, 2023.