Form 10-Q
period 2024-03-31
Pebblebrook Hotel Trust
filed 2024-04-23
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Common shares of beneficial interest ($0.01 par value per share)	120,503,501

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,475,450	$5,490,776
Cash and cash equivalents	56,707	183,747
Restricted cash	8,267	9,894
Hotel receivables (net of allowance for doubtful accounts of $341 and $689, respectively)	53,934	43,912
Prepaid expenses and other assets	103,593	96,644
Total assets	$5,697,951	$5,824,973
LIABILITIES AND EQUITY
Debt	$2,206,651	$2,319,801
Accounts payable, accrued expenses and other liabilities	247,029	238,644
Lease liabilities - operating leases	320,649	320,617
Deferred revenues	87,874	76,874
Accrued interest	10,390	6,830
Distribution payable	11,849	11,862
Total liabilities	2,884,442	2,974,628
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at March 31, 2024 and December 31, 2023), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 120,094,380 shares issued and outstanding at March 31, 2024 and 120,191,349 shares issued and outstanding at December 31, 2023	1,201	1,202
Additional paid-in capital	4,074,898	4,078,912
Accumulated other comprehensive income (loss)	31,067	24,374
Distributions in excess of retained earnings	(1,381,450)	(1,341,264)
Total shareholders’ equity	2,725,992	2,763,500
Non-controlling interests	87,517	86,845
Total equity	2,813,509	2,850,345
Total liabilities and equity	$5,697,951	$5,824,973

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2024	2023
Revenues:
Room	$198,100	$196,374
Food and beverage	81,095	75,763
Other operating	34,874	33,582
Total revenues	314,069	305,719
Expenses:
Hotel operating expenses:
Room	55,023	56,424
Food and beverage	61,014	58,672
Other direct and indirect	100,019	99,214
Total hotel operating expenses	216,056	214,310
Depreciation and amortization	57,209	58,369
Real estate taxes, personal property taxes, property insurance, and ground rent	32,405	28,904
General and administrative	12,177	9,988
Gain on sale of hotel properties	—	(6,635)
Business interruption insurance income	(3,980)	(8,089)
Other operating expenses	1,581	3,670
Total operating expenses	315,448	300,517
Operating income (loss)	(1,379)	5,202
Interest expense	(26,421)	(27,430)
Other	326	183
Income (loss) before income taxes	(27,474)	(22,045)
Income tax (expense) benefit	(46)	—
Net income (loss)	(27,520)	(22,045)
Net income (loss) attributable to non-controlling interests	830	883
Net income (loss) attributable to the Company	(28,350)	(22,928)
Distributions to preferred shareholders	(10,631)	(10,988)
Net income (loss) attributable to common shareholders	$(38,981)	$(33,916)

Net income (loss) per share available to common shareholders, basic	$(0.32)	$(0.27)
Net income (loss) per share available to common shareholders, diluted	$(0.32)	$(0.27)
Weighted-average number of common shares, basic	120,085,226	125,488,415
Weighted-average number of common shares, diluted	120,085,226	125,488,415

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)
	For the three months ended March 31,
	2024	2023
Comprehensive Income:
Net income (loss)	$(27,520)	$(22,045)
Other comprehensive income (loss):
Change in fair value of derivative instruments	13,076	(46)
Amounts reclassified from other comprehensive income	(6,335)	(5,825)
Comprehensive income (loss)	(20,779)	(27,916)
Comprehensive income (loss) attributable to non-controlling interests	878	845
Comprehensive income (loss) attributable to the Company	$(21,657)	$(28,761)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(387,651)	(4)	(6,847)	—	—	(6,851)	—	(6,851)
Share-based compensation	—	—	243,185	2	2,089	—	—	2,091	969	3,060
Distributions on common shares/units	—	—	—	—	—	—	(1,205)	(1,205)	(11)	(1,216)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	13,028	—	13,028	48	13,076
Amounts reclassified from other comprehensive income	—	—	—	—	—	(6,335)	—	(6,335)	—	(6,335)
Net income (loss)	—	—	—	—	—	—	(28,350)	(28,350)	830	(27,520)
Balance at March 31, 2024	27,600,000	$276	120,094,380	$1,201	$4,074,898	$31,067	$(1,381,450)	$2,725,992	$87,517	$2,813,509

	For the three months ended March 31, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(3,003,513)	(30)	(42,715)	—	—	(42,745)	—	(42,745)
Share-based compensation	—	—	235,407	2	2,094	—	—	2,096	783	2,879
Distributions on common shares/units	—	—	—	—	—	—	(1,242)	(1,242)	(10)	(1,252)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,988)	(10,988)	(1,164)	(12,152)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(8)	—	(8)	(38)	(46)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,825)	—	(5,825)	—	(5,825)
Net income (loss)	—	—	—	—	—	—	(22,928)	(22,928)	883	(22,045)
Balance at March 31, 2023	28,600,000	$286	123,632,667	$1,236	$4,142,491	$29,891	$(1,258,275)	$2,915,629	$88,482	$3,004,111

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$(27,520)	$(22,045)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,209	58,369
Share-based compensation	3,060	2,879
Amortization of deferred financing costs, non-cash interest and other amortization	4,078	3,005
Gain on sale of hotel properties	—	(6,635)
Non-cash ground rent	2,462	2,476
Other adjustments	(1,528)	(4,964)
Changes in assets and liabilities:
Hotel receivables	(9,674)	1,285
Prepaid expenses and other assets	3,181	(3,848)
Accounts payable and accrued expenses	3,002	4,805
Deferred revenues	11,730	10,902
Net cash provided by (used in) operating activities	46,000	46,229
Investing activities:
Improvements and additions to hotel properties	(49,480)	(34,514)
Proceeds from sales of hotel properties	—	131,881
Property insurance proceeds	11,500	8,357
Other investing activities	(533)	(548)
Net cash provided by (used in) investing activities	(38,513)	105,176
Financing activities:
Payment of deferred financing costs	(5,484)	(154)
Repayments of debt	(110,348)	(498)
Repurchases of common shares	(6,851)	(42,745)
Distributions — common shares/units	(1,229)	(1,289)
Distributions — preferred shares/units	(11,795)	(12,152)
Other financing activities	(447)	(287)
Net cash provided by (used in) financing activities	(136,154)	(57,125)
Net change in cash and cash equivalents and restricted cash	(128,667)	94,280
Cash and cash equivalents and restricted cash, beginning of year	193,641	52,269
Cash and cash equivalents and restricted cash, end of period	$64,974	$146,549

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
As of March 31, 2024, the Company owned interests in 46 hotels with a total of 11,924 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2024, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus the Company's financial position. Global events as well as national and local events may impact travel trends and the operations of the Company's hotels. In addition, inflation and interest rates may also impact the overall economy as well as the availability of debt. A decline in travel or a significant increase in costs may impact the Company's cash flow and ability to service debt or meet other financial obligations.
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
Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
There were no acquisitions of hotel properties during the three months ended March 31, 2024.

Dispositions
There were no dispositions of hotel properties during the three months ended March 31, 2024.
The following table summarizes disposition transactions during 2023 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
The Heathman Hotel	Portland, OR	February 22, 2023	$45,000
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023	27,300
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023	63,000
Hotel Monaco Seattle	Seattle, WA	May 9, 2023	63,250
Hotel Vintage Seattle	Seattle, WA	May 24, 2023	33,700
Hotel Zoe Fisherman's Wharf	San Francisco, CA	November 14, 2023	68,500
Marina City Retail at Hotel Chicago Downtown, Autograph Collection	Chicago, IL	December 21, 2023	30,000
2023 Total			$330,750
For the three months ended March 31, 2024 and 2023, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of zero and $(1.3) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold and held for sale.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land	$810,671	$810,633
Buildings and improvements	5,023,153	5,005,894
Furniture, fixtures and equipment	517,028	511,451
Finance lease asset	91,181	91,181
Construction in progress	48,190	27,123
	$6,490,223	$6,446,282
Right-of-use asset, operating leases	358,357	360,761
Investment in hotel properties	$6,848,580	$6,807,043
Less: Accumulated depreciation	(1,373,130)	(1,316,267)
Investment in hotel properties, net	$5,475,450	$5,490,776
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") located in Naples, Florida, was impacted by the effects of Hurricane Ian. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed. In 2023, LaPlaya began to reopen in stages as the buildings and facilities were repaired. As of the first quarter of 2024, LaPlaya's remediation and repair was substantially complete.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian and the Company has recorded a receivable for the expenditures to date which it anticipates to collect from the insurance providers in excess of the deductibles.
For the three months ended March 31, 2024 and 2023, the Company incurred $0.1 million and $2.8 million, respectively, of costs related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through March 31, 2024, the Company received a total of $100.0 million in preliminary advances from the insurance providers. The Company continues to work with the insurance providers on the settlement of the property and business interruption claims.
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

During the three months ended March 31, 2024 and 2023, no impairment losses were incurred.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.5 million. As of December 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. This extended indebtedness is referred to as Term Loan 2028. In connection with the extension, the Company also repaid $60.0 million of its borrowings under Term Loan 2024 with available cash. The remaining $43.3 million of Term Loan 2024's balance will continue to mature in October 2024 and will be paid with available cash or borrowings under the revolving credit facility at maturity. On January 3, 2024, the Company also repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.

The Company's debt consisted of the following as of March 31, 2024 and December 31, 2023 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at March 31, 2024		Maturity Date	March 31, 2024	December 31, 2023
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	—	(1)	October 2026	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	7.62%	(1)(4)	October 2024	43,348	460,000
Term Loan 2025	4.81%	(1)(5)	October 2025	410,000	460,000
Term Loan 2027	5.61%	(1)	October 2027	460,000	460,000
Term Loan 2028	7.62%	(1)(4)	January 2028	356,652	—
Term loan principal				$1,270,000	$1,380,000

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes principal	4.93%		December 2025	$2,400	$2,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	57,149	57,497
Mortgage loans principal				$197,149	$197,497
Total debt principal				$2,219,549	$2,329,897
Unamortized debt premiums, discount and deferred financing costs, net				(12,898)	(10,096)
Debt, Net				$2,206,651	$2,319,801
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at March 31, 2024 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at March 31, 2024 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
(4)    On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028 (shown above as Term Loan 2028). In connection with the extension, the Company also repaid $60.0 million of its borrowings under Term Loan 2024 with available cash. The remaining $43.3 million of Term Loan 2024's balance will continue to mature in October 2024 and will be paid with available cash or borrowings under the revolving credit facility at maturity.
(5)    On January 3, 2024, the Company repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of March 31, 2024, the Company had no outstanding borrowings, $13.7 million of outstanding letters of credit and a borrowing capacity of $636.3 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $13.7 million and $13.6 million were outstanding as of March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of March 31, 2024, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of March 31, 2024, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
As of March 31, 2024, the term loans provided for in the Credit Agreement will mature as follows: $43.3 million in October 2024 (Term Loan 2024), $410.0 million in October 2025 (Term Loan 2025), $460.0 million in October 2027 (Term Loan 2027) and $356.7 million in January 2028 (Term Loan 2028). The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of March 31, 2024, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2024 and December 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount.
The Company may redeem for cash all or a portion of the Convertible Notes, at its option, after December 20, 2023, upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes may be increased.
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

Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025. The debt covenants of these notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of March 31, 2024, the Company was in compliance with all such debt covenants.
Mortgage Loans
On September 23, 2021, the Company assumed a $161.5 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). On September 7, 2023, the Company paid down $21.5 million of this loan and refinanced the remaining $140.0 million balance. The new loan requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. This loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Unsecured revolving credit facilities	$498	$568
Unsecured term loan facilities	18,912	16,551
Convertible senior notes	3,281	3,281
Senior unsecured notes	30	589
Mortgage debt	3,225	3,535
Amortization of deferred financing fees, (premiums) and discounts	3,071	1,851
Other	(2,596)	1,055
Total interest expense	$26,421	$27,430
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of March 31, 2024 and December 31, 2023 was $675.9 million and $686.3 million, respectively.
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

The Company's interest rate swaps at March 31, 2024 and December 31, 2023 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	March 31, 2024	December 31, 2023
Swap-cash flow	2.47% - 2.50%	January 2024	$—	$300,000
Swap-cash flow	3.22% - 3.25%	October 2025	200,000	200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Total			$855,000	$1,155,000
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
As of March 31, 2024, the Company's derivative instruments were in an asset position with an aggregate fair value of $31.3 million. None of the Company's derivative instruments was in a liability position as of March 31, 2024. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $19.9 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Southern Florida/Georgia	$80,957	$71,029
San Diego, CA	71,495	66,847
Boston, MA	45,920	42,671
Los Angeles, CA	44,209	43,359
San Francisco, CA	30,545	31,814
Washington, D.C.	14,802	13,695
Portland, OR	12,999	14,640
Chicago, IL	8,348	10,557
Seattle, WA	—	3,420
Other(1)	4,794	7,687
Total Revenues	$314,069	$305,719
______________________
(1)     Other includes: Newport, RI and Santa Cruz, CA.
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
During the three months ended March 31, 2024, the Company repurchased 318,269 common shares for an aggregate purchase price of $5.0 million, or an average of approximately $15.71 per share. As of March 31, 2024, $141.0 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2024	March 29, 2024	April 15, 2024
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of March 31, 2024 and December 31, 2023:

Security Type	March 31, 2024	December 31, 2023
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000
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
During the three months ended March 31, 2024, no Preferred Shares were repurchased under this program. As of March 31, 2024, $84.2 million of Preferred Shares remained available for repurchase under this program.

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2024:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.30% Series F	$0.39	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series G	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
5.70% Series H	$0.36	March 31, 2024	March 29, 2024	April 15, 2024
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
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units in the Operating Partnership to third-party limited partners of LaSalle's operating partnership. In December 2023, these OP units were redeemed for common shares on a one-for-one basis.
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units in the Operating Partnership.
As of March 31, 2024 and December 31, 2023, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of March 31, 2024, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to its executive officers.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to its executive officers.
As of March 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of March 31, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.

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
As of March 31, 2024, there were 1,176,681 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity as of three months ended March 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	443,549	$19.88
Granted	138,002	$16.13
Vested	(171,508)	$21.20
Forfeited	(1,440)	$15.92
Unvested at March 31, 2024	408,603	$18.07
For the three months ended March 31, 2024 and 2023, the Company recognized approximately $0.8 million and $0.9 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
On February 15, 2024, the Board of Trustees approved a target award of 322,950 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2027. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2027 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2024 through December 31, 2026.
For the three months ended March 31, 2024 and 2023, the Company recognized approximately $1.3 million and $1.2 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of March 31, 2024, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to its executive officers. These LTIP units will vest ratably on January 1, 2025, 2026 and 2027, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $16.13 per unit with an aggregate grant date fair value of $2.2 million.
As of March 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three months ended March 31, 2024 and 2023, the Company recognized approximately $1.0 million and $0.8 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
PHL is subject to federal and state corporate income taxes at statutory tax rates. Given the continued uncertainties about the Company's ability to utilize its net operating loss in future years, the Company has recorded a valuation allowance on all deferred tax assets.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of March 31, 2024 and December 31, 2023, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2020.
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(38,981)	$(33,916)
Less: Dividends paid on unvested share-based compensation	(9)	(11)
Less: Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders — basic and diluted	$(38,990)	$(33,927)

Denominator:
Weighted-average number of common shares — basic and diluted	120,085,226	125,488,415

Net income (loss) per share available to common shareholders — basic	$(0.32)	$(0.27)
Net income (loss) per share available to common shareholders — diluted	$(0.32)	$(0.27)
For the three months ended March 31, 2024 and 2023, 1,217,150 and 1,158,282, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three months ended March 31, 2024 and 2023, 29,441,175 of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP units and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 10 years, not including renewals, and up to 28 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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
For the three months ended March 31, 2024 and 2023, combined base and incentive management fees were $8.0 million. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.

Restricted Cash
At March 31, 2024 and December 31, 2023, the Company had $8.3 million and $9.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of March 31, 2024, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Fixed ground rent	$4,796	$4,782
Variable ground rent	4,006	3,867
Total ground rent	$8,802	$8,649
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2024	2023

Interest paid, net of capitalized interest	$23,041	$20,338
Interest capitalized	$3,670	$—
Income taxes paid (refunded)	$—	$(2,911)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,248	$1,279
Distributions payable on preferred shares/units	$10,601	$10,902
Issuance of common shares for Board of Trustees compensation	$745	$754
Accrued additions and improvements to hotel properties	$9,551	$14,492
Write-off of fully amortized deferred financing costs	$682	$—

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
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and

•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Overview
The first-quarter operating results surpassed our outlook, largely driven by the continued recovery of our urban hotels. Business demand, both group and transient, continued to recover, driving increased occupancy in Washington D.C., San Diego, San Francisco, Los Angeles and Boston. Leisure demand remained roughly in-line with the prior year and our properties have continued to maintain their significant ADR premiums to 2019. The ramp-up of LaPlaya Beach Resort & Club has been encouraging and we expect to reopen Newport Harbor Island Resort soon following its closure for several months for a comprehensive property-wide redevelopment and upgrading. We expect these trends to continue if the overall economic recovery continues and as international inbound travel continues to return. We have continued to focus on cost controls.
During the three months ended March 31, 2024, we had the following transactions:
•We repurchased 318,269 common shares for an aggregate purchase price of $5.0 million, or an average of $15.71 per share, under our existing common share repurchase program.
•We paid down $110.0 million of our term loans and extended the maturity of $356.7 million borrowed under Term Loan 2024 to January 2028.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2024 and 2023:

	For the three months ended March 31,
	2024	2023
Same-Property Occupancy	61.3%	59.4%
Same-Property ADR	$299.34	$303.90
Same-Property RevPAR	$183.39	$180.38
Same-Property Total RevPAR	$282.55	$279.05
The above table of hotel operating statistics includes information from all hotels owned as of March 31, 2024, for the three months ended March 31, 2024 and 2023, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian and Newport Harbor Island Resort due to its redevelopment.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Net income (loss)	$(27,520)	$(22,045)
Adjustments:
Real estate depreciation and amortization	57,126	58,284
(Gain) loss on sale of hotel properties	—	(6,635)
FFO	$29,606	$29,604
Distribution to preferred shareholders and unit holders	(11,795)	(12,152)
FFO available to common share and unit holders	$17,811	$17,452
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three months ended March 31, 2024 and 2023 (in thousands):

	For the three months ended March 31,
	2024	2023
Net income (loss)	$(27,520)	$(22,045)
Adjustments:
Interest expense	26,421	27,430
Income tax expense (benefit)	46	—
Depreciation and amortization	57,209	58,369
EBITDA	$56,156	$63,754
(Gain) loss on sale of hotel properties	—	(6,635)
EBITDAre	$56,156	$57,119
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

Results of Operations
At March 31, 2024 and 2023, we had 46 and 49, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three months ended March 31, 2024 and 2023. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Heathman Hotel	Portland, OR	February 22, 2023
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
Revenues — Total revenues increased by $8.4 million primarily due to an increase at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian. Repairs are substantially complete and the hotel continues to ramp up from its closure. This increase was partially offset by an $11.4 million decrease due to the sales of our our non-comparable properties in 2023 as well as a decrease at Newport Harbor Island Resort due to its closure for redevelopment during the first quarter of 2024.
Hotel operating expenses — Total hotel operating expenses increased by $1.7 million primarily due to LaPlaya Beach Resort & Club's increased operations, as well as an increase in staffing, wage rates and benefits at our comparable properties. This increase was partially offset by a $9.3 million decrease due to the sales of our non-comparable properties in 2023 as well as a decrease at Newport Harbor Island Resort due to its closure for redevelopment during the first quarter of 2024.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.2 million primarily due to the sales of our non-comparable properties in 2023.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $3.5 million primarily due to a $2.0 million increase in property insurance due to higher insurance premium assessments and a $1.5 million increase in real estate taxes due to higher tax assessments.
General and administrative — General and administrative expenses increased by $2.2 million primarily due to an increase in employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Gain on sale of hotel properties — We recognized a gain on sale of $6.6 million related to the sales of The Heathman Hotel, the retail component of The Westin Michigan Avenue Chicago and Hotel Colonnade Coral Gables in 2023.
Business interruption insurance income — We recognized business interruption insurance income in 2024 and 2023 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses decreased by $2.1 million primarily due to a decrease in payroll and claims administration costs at LaPlaya Beach Resort & Club.
Interest expense — Interest expense decreased by $1.0 million due to interest being capitalized related to our Newport Harbor Island Resort construction and our term loan pay-downs during the first quarter of 2024 which were partially offset by higher interest rates on our unhedged debt.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Table of Content
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before March 31, 2025) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $701.3 million as of March 31, 2024, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of March 31, 2024, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.2 billion as of March 31, 2024, as summarized below:

March 31, 2024
(in thousands)
Revolving credit facilities	$—
Term loans	1,270,000
Convertible senior notes	750,000
Senior unsecured notes	2,400
Mortgage loans	197,149
Total debt at face value	$2,219,549
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of March 31, 2024 will be $2.6 billion through their maturity, with $45.4 million of principal and $101.6 million of interest payable on or before March 31, 2025. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of March 31, 2024, none of the mortgage loans was in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of March 31, 2024, with $21.6 million payable on or before March 31, 2025.

Table of Content
Purchase commitments
As of March 31, 2024, we had $8.6 million of outstanding purchase commitments, all of which will be paid on or before March 31, 2025. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before March 31, 2025 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by (used in) operating activities was $46.0 million for the three months ended March 31, 2024, and $46.2 million for the three months ended March 31, 2023. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash provided by (used in) investing activities was $(38.5) million for the three months ended March 31, 2024, and $105.2 million for the three months ended March 31, 2023. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the three months ended March 31, 2024, we invested $49.5 million in improvements to our hotel properties and received $11.5 million in property insurance proceeds.
•During the three months ended March 31, 2023, we invested $34.5 million in improvements to our hotel properties; received $131.9 million from the sales of two hotel properties and one retail component of a hotel property; and received $8.4 million in property insurance proceeds.
Financing Activities. Our net cash provided by (used in) financing activities was $(136.2) million for the three months ended March 31, 2024, and $(57.1) million for the three months ended March 31, 2023. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the three months ended March 31, 2024, we repaid $110.3 million in other debt; repurchased $6.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards; paid $5.5 million in deferred financing costs and paid $13.0 million in preferred and common distributions.
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

Table of Content
For the three months ended March 31, 2024, we invested $49.5 million in capital investments to reposition and improve our properties, including the renovations of Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa, Jekyll Island Club Resort, Southernmost Beach Resort and Skamania Lodge.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $85.0 million to $90.0 million in capital investments in 2024, which includes normal hotel capital refurbishments as well as redevelopment and repositioning projects at Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa and Skamania Lodge.
Common Share Repurchase Programs and Preferred Share Repurchase Program
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
During the three months ended March 31, 2024, we repurchased 318,269 common shares for an aggregate purchase price of $5.0 million, or an average of approximately $15.71 per share. As of March 31, 2024, $141.0 million of common shares remained available for repurchase under this program.
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
Preferred Share Repurchase Program
On February 17, 2023, our Board of Trustees authorized a repurchase program of up to $100.0 million of preferred shares (the “Preferred Share Repurchase Program”). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
During the three months ended March 31, 2024, no preferred shares were repurchased under this program. As of March 31, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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

Table of Content
As of March 31, 2024, we have interest rate swap agreements with an aggregate notional amount of $855.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2024, $555.0 million, or 25.0%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2024 - January 31, 2024	387,651	$15.76	318,269	$—
February 1, 2024 - February 29, 2024	46,007	$16.13	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—
Total	433,658	$15.80	318,269	$141.0
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of our prior $100.0 million share repurchase program which begun in 2017. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2024, $141.0 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	—	$—	—	$—
March 1, 2024 - March 31, 2024	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Content
Item 5. Other Information.
During the three months ended March 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
10.1*	Form of LTIP Class B Unit Vesting Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.2*	Form of Restricted Share Unit Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.3*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

*	Management agreement or compensatory plan or arrangement
†	Filed herewith.
††	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	April 23, 2024	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board