Form 10-Q
period 2024-06-30
Pebblebrook Hotel Trust
filed 2024-07-24
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Common shares of beneficial interest ($0.01 par value per share)	120,503,501

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,442,903	$5,490,776
Cash and cash equivalents	101,689	183,747
Restricted cash	9,489	9,894
Hotel receivables (net of allowance for doubtful accounts of $343 and $689, respectively)	63,555	43,912
Prepaid expenses and other assets	86,716	96,644
Total assets	$5,704,352	$5,824,973
LIABILITIES AND EQUITY
Debt	$2,207,201	$2,319,801
Accounts payable, accrued expenses and other liabilities	238,429	238,644
Lease liabilities - operating leases	320,681	320,617
Deferred revenues	85,112	76,874
Accrued interest	6,637	6,830
Distribution payable	11,857	11,862
Total liabilities	2,869,917	2,974,628
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at June 30, 2024 and December 31, 2023), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 120,094,380 shares issued and outstanding at June 30, 2024 and 120,191,349 shares issued and outstanding at December 31, 2023	1,201	1,202
Additional paid-in capital	4,077,360	4,078,912
Accumulated other comprehensive income (loss)	29,281	24,374
Distributions in excess of retained earnings	(1,362,359)	(1,341,264)
Total shareholders’ equity	2,745,759	2,763,500
Non-controlling interests	88,676	86,845
Total equity	2,834,435	2,850,345
Total liabilities and equity	$5,704,352	$5,824,973

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Room	$253,778	$250,934	$451,878	$447,308
Food and beverage	101,520	93,748	182,615	169,511
Other operating	41,812	39,661	76,686	73,243
Total revenues	397,110	384,343	711,179	690,062
Expenses:
Hotel operating expenses:
Room	65,003	64,690	120,026	121,114
Food and beverage	70,921	68,985	131,935	127,657
Other direct and indirect	111,733	112,354	211,752	211,568
Total hotel operating expenses	247,657	246,029	463,713	460,339
Depreciation and amortization	57,296	57,957	114,505	116,326
Real estate taxes, personal property taxes, property insurance, and ground rent	25,002	29,571	57,407	58,475
General and administrative	11,946	11,202	24,123	21,190
Gain on sale of hotel properties	—	(23,584)	—	(30,219)
Business interruption insurance income	(7,301)	(14,015)	(11,281)	(22,104)
Other operating expenses	1,539	2,377	3,120	6,047
Total operating expenses	336,139	309,537	651,587	610,054
Operating income (loss)	60,971	74,806	59,592	80,008
Interest expense	(27,939)	(29,544)	(54,360)	(56,974)
Other	217	952	543	1,135
Income (loss) before income taxes	33,249	46,214	5,775	24,169
Income tax (expense) benefit	(1,010)	(31)	(1,056)	(31)
Net income (loss)	32,239	46,183	4,719	24,138
Net income (loss) attributable to non-controlling interests	1,303	1,458	2,133	2,341
Net income (loss) attributable to the Company	30,936	44,725	2,586	21,797
Distributions to preferred shareholders	(10,632)	(10,987)	(21,263)	(21,975)
Net income (loss) attributable to common shareholders	$20,304	$33,738	$(18,677)	$(178)

Net income (loss) per share available to common shareholders, basic	$0.17	$0.27	$(0.16)	$—
Net income (loss) per share available to common shareholders, diluted	$0.16	$0.24	$(0.16)	$—
Weighted-average number of common shares, basic	120,094,380	121,696,400	120,089,803	123,581,926
Weighted-average number of common shares, diluted	149,744,864	151,238,955	120,089,803	123,581,926

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Comprehensive Income:
Net income (loss)	$32,239	$46,183	$4,719	$24,138
Other comprehensive income (loss):
Change in fair value of derivative instruments	4,168	21,120	17,244	21,074
Amounts reclassified from other comprehensive income	(5,969)	(6,938)	(12,304)	(12,763)
Comprehensive income (loss)	30,438	60,365	9,659	32,449
Comprehensive income (loss) attributable to non-controlling interests	1,288	1,575	2,166	2,420
Comprehensive income (loss) attributable to the Company	$29,150	$58,790	$7,493	$30,029

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	27,600,000	$276	120,094,380	$1,201	$4,074,898	$31,067	$(1,381,450)	$2,725,992	$87,517	$2,813,509
Share-based compensation	—	—	—	—	2,462	—	—	2,462	1,061	3,523
Distributions on common shares/units	—	—	—	—	—	—	(1,213)	(1,213)	(26)	(1,239)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,632)	(10,632)	(1,164)	(11,796)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	4,183	—	4,183	(15)	4,168
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,969)	—	(5,969)	—	(5,969)
Net income (loss)	—	—	—	—	—	—	30,936	30,936	1,303	32,239
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435

	For the three months ended June 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	28,600,000	$286	123,632,667	$1,236	$4,142,491	$29,891	$(1,258,275)	$2,915,629	$88,482	$3,004,111
Repurchase of common shares	—	—	(3,574,923)	(35)	(49,973)	—	—	(50,008)	—	(50,008)
Share-based compensation	—	—	—	—	2,162	—	—	2,162	870	3,032
Distributions on common shares/units	—	—	—	—	—	—	(1,211)	(1,211)	(26)	(1,237)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,987)	(10,987)	(1,164)	(12,151)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	21,003	—	21,003	117	21,120
Amounts reclassified from other comprehensive income	—	—	—	—	—	(6,938)	—	(6,938)	—	(6,938)
Net income (loss)	—	—	—	—	—	—	44,725	44,725	1,458	46,183
Balance at June 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,094,680	$43,956	$(1,225,748)	$2,914,375	$89,737	$3,004,112

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(387,651)	(4)	(6,847)	—	—	(6,851)	—	(6,851)
Share-based compensation	—	—	243,185	2	4,551	—	—	4,553	2,030	6,583
Distributions on common shares/units	—	—	—	—	—	—	(2,418)	(2,418)	(37)	(2,455)
Distributions on preferred shares/units	—	—	—	—	—	—	(21,263)	(21,263)	(2,328)	(23,591)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	17,211	—	17,211	33	17,244
Amounts reclassified from other comprehensive income	—	—	—	—	—	(12,304)	—	(12,304)	—	(12,304)
Net income (loss)	—	—	—	—	—	—	2,586	2,586	2,133	4,719
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435

	For the six months ended June 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	4,256	—	—	4,258	1,653	5,911
Distributions on common shares/units	—	—	—	—	—	—	(2,453)	(2,453)	(36)	(2,489)
Distributions on preferred shares/units	—	—	—	—	—	—	(21,975)	(21,975)	(2,328)	(24,303)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	20,995	—	20,995	79	21,074
Amounts reclassified from other comprehensive income	—	—	—	—	—	(12,763)	—	(12,763)	—	(12,763)
Net income (loss)	—	—	—	—	—	—	21,797	21,797	2,341	24,138
Balance at June 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,094,680	$43,956	$(1,225,748)	$2,914,375	$89,737	$3,004,112

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$4,719	$24,138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	114,505	116,326
Share-based compensation	6,583	5,911
Amortization of deferred financing costs, non-cash interest and other amortization	6,685	5,874
Gain on sale of hotel properties	—	(30,219)
Non-cash ground rent	4,924	4,951
Other adjustments	(2,783)	(6,186)
Changes in assets and liabilities:
Hotel receivables	(19,297)	(6,181)
Prepaid expenses and other assets	10,419	(12,542)
Accounts payable and accrued expenses	(5,843)	7,654
Deferred revenues	9,759	10,496
Net cash provided by (used in) operating activities	129,671	120,222
Investing activities:
Improvements and additions to hotel properties	(82,672)	(97,674)
Proceeds from sales of hotel properties	—	224,384
Property insurance proceeds	21,529	11,388
Other investing activities	(560)	(2,760)
Net cash provided by (used in) investing activities	(61,703)	135,338
Financing activities:
Payment of deferred financing costs	(5,509)	(298)
Repayments of debt	(110,859)	(994)
Repurchases of common shares	(6,851)	(92,753)
Distributions — common shares/units	(2,444)	(2,541)
Distributions — preferred shares/units	(23,591)	(24,303)
Other financing activities	(1,177)	(649)
Net cash provided by (used in) financing activities	(150,431)	(121,538)
Net change in cash and cash equivalents and restricted cash	(82,463)	134,022
Cash and cash equivalents and restricted cash, beginning of year	193,641	52,269
Cash and cash equivalents and restricted cash, end of period	$111,178	$186,291

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
As of June 30, 2024, the Company owned interests in 46 hotels with a total of 11,933 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2024, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
New Accounting Pronouncements
Disclosure Improvements
In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative ("ASU 2023-06"). ASU 2023-06 incorporates 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification ("ASC"). ASU 2023-06's amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will vary based on the date on which the SEC removes that related disclosure from its rules. If the SEC does not act to remove its related requirement by June 30, 2027, any related FASB amendments will be removed from the ASC and will not be effective. Early adoption is prohibited. The Company is currently assessing the potential impacts of ASU 2023-06 and does not expect it to have a material effect on its consolidated financial statements and disclosures.
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
There were no acquisitions of hotel properties during the six months ended June 30, 2024.

Dispositions
There were no dispositions of hotel properties during the six months ended June 30, 2024.
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
For the three and six months ended June 30, 2023, the accompanying consolidated statements of operations and comprehensive income included operating loss of $0.5 million and $1.8 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale. There was no impact for the three and six months ended June 30, 2024.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land	$810,789	$810,633
Buildings and improvements	5,070,893	5,005,894
Furniture, fixtures and equipment	527,365	511,451
Finance lease asset	91,181	91,181
Construction in progress	16,865	27,123
	$6,517,093	$6,446,282
Right-of-use asset, operating leases	355,954	360,761
Investment in hotel properties	$6,873,047	$6,807,043
Less: Accumulated depreciation	(1,430,144)	(1,316,267)
Investment in hotel properties, net	$5,442,903	$5,490,776
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") located in Naples, Florida, was impacted by the effects of Hurricane Ian. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed. In 2023, LaPlaya began to reopen in stages as the buildings and facilities were repaired and was substantially complete in the first quarter of 2024.
The Company’s insurance policies provide coverage for property damage, business interruption and reimbursement for other costs that were incurred relating to damages sustained during Hurricane Ian and the Company has recorded a receivable for the expenditures to date which it anticipates to collect from the insurance providers in excess of the deductibles.
For the six months ended June 30, 2024 and 2023, the Company incurred $0.2 million and $4.1 million, respectively, of costs related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through June 30, 2024, the Company received a total of $117.5 million in preliminary advances from the insurance providers. The Company continues to work with the insurance providers on the settlement of the property and business interruption claims.

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
During the six months ended June 30, 2024 and 2023, no impairment losses were incurred.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $43.7 million. As of December 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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

The Company's debt consisted of the following as of June 30, 2024 and December 31, 2023 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at June 30, 2024		Maturity Date	June 30, 2024	December 31, 2023
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	—	(1)	October 2026	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	7.63%	(1)	October 2024	43,348	460,000
Term Loan 2025	4.82%	(1)	October 2025	410,000	460,000
Term Loan 2027	5.61%	(1)	October 2027	460,000	460,000
Term Loan 2028	7.63%	(1)	January 2028	356,652	—
Term loan principal				$1,270,000	$1,380,000

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes principal	4.93%		December 2025	$2,400	$2,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	56,638	57,497
Mortgage loans principal				$196,638	$197,497
Total debt principal				$2,219,038	$2,329,897
Unamortized debt premiums, discount and deferred financing costs, net				(11,837)	(10,096)
Debt, net				$2,207,201	$2,319,801
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at June 30, 2024 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at June 30, 2024 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of June 30, 2024, the Company had no outstanding borrowings, $13.7 million of outstanding letters of credit and a borrowing capacity of $636.3 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $13.7 million and $13.6 million were outstanding as of June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of June 30, 2024, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of June 30, 2024, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
As of June 30, 2024, the term loans provided for in the Credit Agreement will mature as follows: $43.3 million in October 2024 (Term Loan 2024), $410.0 million in October 2025 (Term Loan 2025), $460.0 million in October 2027 (Term Loan 2027) and $356.7 million in January 2028 (Term Loan 2028). The term loans bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of June 30, 2024, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of June 30, 2024 and December 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount.
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

Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025. The debt covenants of these notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of June 30, 2024, the Company was in compliance with all such debt covenants.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Unsecured revolving credit facilities	$497	$498	$995	$1,066
Unsecured term loan facilities	19,215	18,422	38,127	34,973
Convertible senior notes	3,282	3,282	6,563	6,563
Senior unsecured notes	29	589	59	1,178
Mortgage debt	3,218	3,808	6,443	7,343
Amortization of deferred financing fees, (premiums) and discounts	1,537	1,880	4,608	3,731
Other	161	1,065	(2,435)	2,120
Total interest expense	$27,939	$29,544	$54,360	$56,974
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of June 30, 2024 and December 31, 2023 was $691.6 million and $686.3 million, respectively.
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

The Company's interest rate swaps at June 30, 2024 and December 31, 2023 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	June 30, 2024	December 31, 2023
Swap-cash flow	2.47% - 2.50%	January 2024	$—	$300,000
Swap-cash flow	3.22% - 3.25%	October 2025	200,000	200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Total			$855,000	$1,155,000
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
As of June 30, 2024, the Company's derivative instruments were in an asset position with an aggregate fair value of $29.5 million. None of the Company's derivative instruments was in a liability position as of June 30, 2024. Derivative assets are included in prepaid expenses and other assets and derivative liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $19.9 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
San Diego, CA	$84,983	$76,921	$156,478	$143,768
Southern Florida/Georgia	68,934	58,980	149,891	130,009
Boston, MA	79,958	76,587	125,878	119,258
Los Angeles, CA	48,599	49,783	92,808	93,142
San Francisco, CA	32,874	37,515	63,419	69,329
Washington, D.C.	22,102	21,109	36,904	34,804
Portland, OR	21,528	22,332	34,527	36,972
Chicago, IL	23,172	24,246	31,520	34,803
Seattle, WA	—	2,131	—	5,551
Other(1)	14,960	14,739	19,754	22,426
Total Revenues	$397,110	$384,343	$711,179	$690,062
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
During the six months ended June 30, 2024, the Company repurchased 318,269 common shares for an aggregate purchase price of $5.0 million, or an average of approximately $15.71 per share. As of June 30, 2024, $141.0 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2024	March 29, 2024	April 15, 2024
$0.01	June 30, 2024	June 28, 2024	July 15, 2024
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of June 30, 2024 and December 31, 2023:

Security Type	June 30, 2024	December 31, 2023
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000
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
During the six months ended June 30, 2024, no Preferred Shares were repurchased under this program. As of June 30, 2024, $84.2 million of Preferred Shares remained available for repurchase under this program.

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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2024:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series E	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
6.30% Series F	$0.39	March 31, 2024	March 29, 2024	April 15, 2024
6.30% Series F	$0.39	June 30, 2024	June 28, 2024	July 15, 2024
6.375% Series G	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series G	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
5.70% Series H	$0.36	March 31, 2024	March 29, 2024	April 15, 2024
5.70% Series H	$0.36	June 30, 2024	June 28, 2024	July 15, 2024
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
As of June 30, 2024 and December 31, 2023, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of June 30, 2024, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to executive officers.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
As of June 30, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of June 30, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of June 30, 2024, there were 1,176,163 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity during the six months ended June 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	443,549	$19.88
Granted	138,520	$16.13
Vested	(171,508)	$21.20
Forfeited	(1,440)	$15.92
Unvested at June 30, 2024	409,121	$18.07
For the three and six months ended June 30, 2024, the Company recognized approximately $0.9 million and $1.7 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and six months ended June 30, 2024, the Company recognized approximately $1.6 million and $2.9 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
For the three and six months ended June 30, 2023, the Company recognized approximately $1.4 million and $2.6 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of June 30, 2024, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.

On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2025, 2026 and 2027, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $16.13 per unit with an aggregate grant date fair value of $2.2 million.
As of June 30, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and six months ended June 30, 2024, the Company recognized approximately $1.0 million and $2.0 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of June 30, 2024 and December 31, 2023, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2020.
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$20,304	$33,738	$(18,677)	$(178)
Less: Dividends paid on unvested share-based compensation	(10)	(10)	(19)	(21)
Less: Undistributed earnings attributable to share-based compensation	(147)	(276)	—	—
Net income (loss) available to common shareholders — basic	$20,147	$33,452	$(18,696)	$(199)
Plus: Interest expense on convertible notes	3,281	3,281	—	—
Net income (loss) available to common shareholders — diluted	$23,428	$36,733	$(18,696)	$(199)

Denominator:
Weighted-average number of common shares — basic	120,094,380	121,696,400	120,089,803	123,581,926
Effect of dilutive share-based compensation	209,309	101,380	—	—
Effect of dilutive convertible notes	29,441,175	29,441,175	—	—
Weighted-average number of common shares — diluted	149,744,864	151,238,955	120,089,803	123,581,926

Net income (loss) per share available to common shareholders — basic	$0.17	$0.27	$(0.16)	$—
Net income (loss) per share available to common shareholders — diluted	$0.16	$0.24	$(0.16)	$—
For the three and six months ended June 30, 2024, 617,561 and 1,217,668, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 893,194 and 1,110,184, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2024, zero and 29,441,175, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, zero and 29,441,175, respectively, of common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive.
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
For the three and six months ended June 30, 2024, combined base and incentive management fees were $11.2 million and $19.2 million, respectively. For the three and six months ended June 30, 2023, combined base and incentive management fees were $10.8 million and $18.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2024 and December 31, 2023, the Company had $9.5 million and $9.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
As of June 30, 2024, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Harbor Court Hotel San Francisco	Finance lease	August 2052
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf and Retail	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
Estancia La Jolla Hotel & Spa	Operating lease	January 2066
San Diego Mission Bay Resort	Operating lease	July 2068
1 Hotel San Francisco	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
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
The components of ground rent expense for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Fixed ground rent	$4,796	$4,782	$9,592	$9,564
Variable ground rent	5,057	5,252	9,063	9,119
Total ground rent	$9,853	$10,034	$18,655	$18,683
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2024	2023

Interest paid, net of capitalized interest	$53,709	$48,852
Interest capitalized	$4,708	$—
Income taxes paid (refunded)	$370	$(2,723)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,256	$1,248
Distributions payable on preferred shares/units	$10,601	$10,902
Issuance of common shares for Board of Trustees compensation	$745	$754
Accrued additions and improvements to hotel properties	$6,126	$8,695
Write-off of fully amortized deferred financing costs	$682	$64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. Pebblebrook Hotel Trust is a Maryland real estate investment trust that conducts its operations so as to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Substantially all of the operations are conducted through Pebblebrook Hotel, L.P. (our "Operating Partnership"), a Delaware limited partnership of which Pebblebrook Hotel Trust is the sole general partner. In this report, we use the terms "the Company", "we" or "our" to refer to Pebblebrook Hotel Trust and its subsidiaries and "hotels" and "hotel properties" to refer to hotels and resorts, unless the context indicates otherwise.

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

Overview
The second-quarter operating results showed continued recovery of our urban hotels. Business demand, both group and transient, continued to recover, driving increased occupancy in Washington D.C., San Diego, San Francisco, Los Angeles and Boston. Leisure demand remained roughly in-line with the prior year and our properties have continued to maintain their significant ADR premiums to 2019. We expect these trends to continue if the overall economic recovery continues and as international inbound travel continues to return. We have continued to focus on cost controls. Newport Harbor Island Resort reopened in April following its closure for several months for a comprehensive property-wide redevelopment and upgrading.
During the six months ended June 30, 2024, we had the following transactions:
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2024 and 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Same-Property Occupancy	76.6%	73.8%	68.9%	66.6%
Same-Property ADR	$304.94	$311.03	$302.45	$307.88
Same-Property RevPAR	$233.51	$229.56	$208.46	$205.11
Same-Property Total RevPAR	$356.72	$348.04	$319.64	$313.74
For the three and six months ended June 30, 2024 and 2023, the above table of hotel operating statistics includes information from all hotels owned as of June 30, 2024, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian and Newport Harbor Island Resort due to its redevelopment.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$32,239	$46,183	$4,719	$24,138
Adjustments:
Real estate depreciation and amortization	57,215	57,871	114,341	116,155
Gain on sale of hotel properties	—	(23,584)	—	(30,219)
FFO	$89,454	$80,470	$119,060	$110,074
Distribution to preferred shareholders and unit holders	(11,796)	(12,151)	(23,591)	(24,303)
FFO available to common share and unit holders	$77,658	$68,319	$95,469	$85,771
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net income (loss)	$32,239	$46,183	$4,719	$24,138
Adjustments:
Interest expense	27,939	29,544	54,360	56,974
Income tax expense (benefit)	1,010	31	1,056	31
Depreciation and amortization	57,296	57,957	114,505	116,326
EBITDA	$118,484	$133,715	$174,640	$197,469
Gain on sale of hotel properties	—	(23,584)	—	(30,219)
EBITDAre	$118,484	$110,131	$174,640	$167,250
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

Results of Operations
At June 30, 2024 and 2023, we had 46 and 47, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and six months ended June 30, 2024 and 2023. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Heathman Hotel	Portland, OR	February 22, 2023
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023
Hotel Monaco Seattle	Seattle, WA	May 9, 2023
Hotel Vintage Seattle	Seattle, WA	May 24, 2023
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
Revenues — Total revenues increased by $12.8 million primarily due to increases at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian, and at Margaritaville Hotel San Diego Gaslamp Quarter, which was under renovation in 2023. This increase was partially offset by a $5.8 million decrease due to the sales of our non-comparable properties in 2023.
Hotel operating expenses — Total hotel operating expenses increased by $1.6 million primarily due to LaPlaya Beach Resort & Club's and Margaritaville Hotel San Diego Gaslamp Quarter's increased operations, as well as an increase in staffing, wage rates and benefits at our comparable properties due to risen demand levels. This increase was partially offset by a $4.6 million decrease due to the sales of our non-comparable properties in 2023.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $4.6 million primarily due to a $5.8 million decrease in real estate taxes due to lower tax assessments at several of our California properties, which partially settled multiple property tax years, offset by a $1.7 million increase in property insurance due to higher insurance premium assessments.
Gain on sale of hotel properties — We recognized a gain on sale of $23.6 million related to the sales of Hotel Monaco Seattle and Hotel Vintage Seattle in 2023.
Business interruption insurance income — We recognized business interruption insurance income in 2024 and 2023 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Interest expense — Interest expense decreased by $1.6 million due to interest being capitalized related to our Newport Harbor Island Resort renovation and our term loan pay-downs during the first quarter of 2024. This decrease was partially offset by higher interest rates on our unhedged debt.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
Revenues — Total revenues increased by $21.1 million primarily due to an increase at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian, and at Margaritaville Hotel San Diego Gaslamp Quarter, which was under renovation in 2023. This increase was partially offset by an $17.3 million decrease due to the sales of our our non-comparable properties in 2023 as well as a decrease at Newport Harbor Island Resort due to its closure for redevelopment during the first quarter and part of the second quarter of 2024.
Hotel operating expenses — Total hotel operating expenses increased by $3.4 million primarily due to LaPlaya Beach Resort & Club's and Margaritaville Hotel San Diego Gaslamp Quarter's increased operations, as well as an increase in staffing, wage rates and benefits at our comparable properties due to risen demand levels. This increase was partially offset by a $13.9 million decrease due to the sales of our non-comparable properties in 2023 as well as a decrease at Newport Harbor Island Resort due to its closure for redevelopment during the first quarter and part of the second quarter of 2024.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.8 million primarily due to the sales of our non-comparable properties in 2023. This decrease was partially offset by an increase at LaPlaya Beach Resort & Club.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.1 million primarily due to a $4.3 million decrease in real estate taxes due to lower tax assessments at several of our California properties, which partially settled multiple property tax years, offset by a $3.6 million increase in property insurance due to higher insurance premium assessments.
General and administrative — General and administrative expenses increased by $2.9 million primarily due to an increase in employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
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
Other operating expenses — Other operating expenses decreased by $2.9 million primarily due to a decrease in payroll and claims administration costs at LaPlaya Beach Resort & Club.
Interest expense — Interest expense decreased by $2.6 million due to interest being capitalized related to our Newport Harbor Island Resort renovation and our term loan pay-downs during the first quarter of 2024. This decrease was partially offset by higher interest rates on our unhedged debt.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before June 30, 2025) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $747.5 million as of June 30, 2024, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of June 30, 2024, we had no off-balance sheet arrangements.
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

Table of Content
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.2 billion as of June 30, 2024, as summarized below:

June 30, 2024
(in thousands)
Revolving credit facilities	$—
Term loans	1,270,000
Convertible senior notes	750,000
Senior unsecured notes	2,400
Mortgage loans	196,638
Total debt at face value	$2,219,038
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our debt obligations outstanding as of June 30, 2024 will be $2.5 billion through their maturity, with $45.5 million of principal and $100.8 million of interest payable on or before June 30, 2025. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of June 30, 2024, none of the mortgage loans was in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of June 30, 2024, with $22.8 million payable on or before June 30, 2025.
Purchase commitments
As of June 30, 2024, we had $3.2 million of outstanding purchase commitments, all of which will be paid on or before June 30, 2025. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before June 30, 2025 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $129.7 million for the six months ended June 30, 2024, and $120.2 million for the six months ended June 30, 2023. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.

Table of Content
Investing Activities. Our net cash provided by (used in) investing activities was $(61.7) million for the six months ended June 30, 2024, and $135.3 million for the six months ended June 30, 2023. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the six months ended June 30, 2024, we invested $82.7 million in improvements to our hotel properties and received $21.5 million in property insurance proceeds.
•During the six months ended June 30, 2023, we invested $97.7 million in improvements to our hotel properties; received $224.4 million from the sales of four hotel properties and one retail component of a hotel property; and received $11.4 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $150.4 million for the six months ended June 30, 2024, and $121.5 million for the six months ended June 30, 2023. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the six months ended June 30, 2024, we repaid $110.9 million in other debt; repurchased $6.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards; paid $5.5 million in deferred financing costs and paid $26.0 million in preferred and common distributions.
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
For the six months ended June 30, 2024, we invested $82.7 million in capital investments (or $67.7 million in capital investments excluding LaPlaya Beach Resort & Club) to reposition and improve our properties, including the renovations of Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa, Skamania Lodge, Southernmost Beach Resort and Jekyll Island Club Resort.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $85.0 million to $90.0 million in capital investments in 2024, which includes normal hotel capital refurbishments as well as redevelopment and repositioning projects at Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa and Skamania Lodge, and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club.
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

Table of Content
During the six months ended June 30, 2024, we repurchased 318,269 common shares for an aggregate purchase price of $5.0 million, or an average of approximately $15.71 per share. As of June 30, 2024, $141.0 million of common shares remained available for repurchase under this program.
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
During the six months ended June 30, 2024, no preferred shares were repurchased under this program. As of June 30, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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
As of June 30, 2024, we have interest rate swap agreements with an aggregate notional amount of $855.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Table of Content
As of June 30, 2024, $555.0 million, or 25.0%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.
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
Changes in Internal Control Over Financial Reporting
We completed implementation of a new cloud-based accounting system during the second quarter of 2024. In connection with this implementation, we updated our processes related to internal control over financial reporting, as necessary, to accommodate related changes in our business processes. There were no additional changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	—	$—	—	$141.0
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of our prior $100.0 million share repurchase program which began in 2017. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2024, $141.0 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$—
May 1, 2024 - May 31, 2024	—	$—	—	$—
June 1, 2024 - June 30, 2024	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Content
Item 5. Other Information.
During the three months ended June 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

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

PEBBLEBROOK HOTEL TRUST

Date:	July 24, 2024	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board