Form 10-Q
period 2024-09-30
Pebblebrook Hotel Trust
filed 2024-11-07
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2024
Common shares of beneficial interest ($0.01 par value per share)	119,693,442

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,400,440	$5,490,776
Cash and cash equivalents	133,965	183,747
Restricted cash	10,292	9,894
Hotel receivables (net of allowance for doubtful accounts of $428 and $689, respectively)	61,039	43,912
Prepaid expenses and other assets	116,841	96,644
Total assets	$5,722,577	$5,824,973
LIABILITIES AND EQUITY
Debt	$2,207,714	$2,319,801
Accounts payable, accrued expenses and other liabilities	243,904	238,644
Lease liabilities - operating leases	320,714	320,617
Deferred revenues	86,878	76,874
Accrued interest	9,612	6,830
Distribution payable	11,857	11,862
Total liabilities	2,880,679	2,974,628
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at September 30, 2024 and December 31, 2023), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 119,285,394 shares issued and outstanding at September 30, 2024 and 120,191,349 shares issued and outstanding at December 31, 2023	1,193	1,202
Additional paid-in capital	4,069,808	4,078,912
Accumulated other comprehensive income (loss)	11,263	24,374
Distributions in excess of retained earnings	(1,330,539)	(1,341,264)
Total shareholders’ equity	2,752,001	2,763,500
Non-controlling interests	89,897	86,845
Total equity	2,841,898	2,850,345
Total liabilities and equity	$5,722,577	$5,824,973

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Room	$262,755	$259,397	$714,633	$706,705
Food and beverage	95,998	91,661	278,613	261,172
Other operating	45,777	44,741	122,463	117,984
Total revenues	404,530	395,799	1,115,709	1,085,861
Expenses:
Hotel operating expenses:
Room	68,721	68,065	188,747	189,179
Food and beverage	71,346	69,091	203,281	196,748
Other direct and indirect	116,953	112,596	328,705	324,164
Total hotel operating expenses	257,020	249,752	720,733	710,091
Depreciation and amortization	57,546	63,272	172,051	179,598
Real estate taxes, personal property taxes, property insurance, and ground rent	35,274	32,905	92,681	91,380
General and administrative	11,814	11,549	35,937	32,739
Impairment	1,908	71,416	1,908	71,416
Gain on sale of hotel properties	—	—	—	(30,219)
Business interruption insurance income	(7,059)	(10,881)	(18,340)	(32,985)
Other operating expenses	963	3,829	4,083	9,876
Total operating expenses	357,466	421,842	1,009,053	1,031,896
Operating income (loss)	47,064	(26,043)	106,656	53,965
Interest expense	(27,925)	(31,022)	(82,285)	(87,996)
Other	793	1,403	1,336	2,538
Income (loss) before income taxes	19,932	(55,662)	25,707	(31,493)
Income tax (expense) benefit	25,213	(822)	24,157	(853)
Net income (loss)	45,145	(56,484)	49,864	(32,346)
Net income (loss) attributable to non-controlling interests	1,488	658	3,621	2,999
Net income (loss) attributable to the Company	43,657	(57,142)	46,243	(35,345)
Distributions to preferred shareholders	(10,631)	(10,988)	(31,894)	(32,963)
Net income (loss) attributable to common shareholders	$33,026	$(68,130)	$14,349	$(68,308)

Net income (loss) per share available to common shareholders, basic	$0.27	$(0.57)	$0.12	$(0.56)
Net income (loss) per share available to common shareholders, diluted	$0.24	$(0.57)	$0.12	$(0.56)
Weighted-average number of common shares, basic	119,640,463	120,057,744	119,938,931	122,394,293
Weighted-average number of common shares, diluted	149,351,866	120,057,744	120,367,351	122,394,293

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Comprehensive Income:
Net income (loss)	$45,145	$(56,484)	$49,864	$(32,346)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(12,177)	9,897	5,067	30,971
Amounts reclassified from other comprehensive income	(5,995)	(8,003)	(18,299)	(20,766)
Comprehensive income (loss)	26,973	(54,590)	36,632	(22,141)
Comprehensive income (loss) attributable to non-controlling interests	1,334	674	3,500	3,094
Comprehensive income (loss) attributable to the Company	$25,639	$(55,264)	$33,132	$(25,235)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435
Repurchase of common shares	—	—	(854,993)	(9)	(9,991)	—	—	(10,000)	—	(10,000)
Share-based compensation	—	—	46,007	1	2,439	—	—	2,440	1,061	3,501
Distributions on common shares/units	—	—	—	—	—	—	(1,206)	(1,206)	(10)	(1,216)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(12,023)	—	(12,023)	(154)	(12,177)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,995)	—	(5,995)	—	(5,995)
Net income (loss)	—	—	—	—	—	—	43,657	43,657	1,488	45,145
Balance at September 30, 2024	27,600,000	$276	119,285,394	$1,193	$4,069,808	$11,263	$(1,330,539)	$2,752,001	$89,897	$2,841,898

	For the three months ended September 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,094,680	$43,956	$(1,225,748)	$2,914,375	$89,737	$3,004,112
Share-based compensation	—	—	—	—	2,450	—	—	2,450	870	3,320
Distributions on common shares/units	—	—	—	—	—	—	(1,211)	(1,211)	(11)	(1,222)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,988)	(10,988)	(1,164)	(12,152)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	9,881	—	9,881	16	9,897
Amounts reclassified from other comprehensive income	—	—	—	—	—	(8,003)	—	(8,003)	—	(8,003)
Net income (loss)	—	—	—	—	—	—	(57,142)	(57,142)	658	(56,484)
Balance at September 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,097,130	$45,834	$(1,295,089)	$2,849,362	$90,106	$2,939,468

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,242,644)	(13)	(16,838)	—	—	(16,851)	—	(16,851)
Share-based compensation	—	—	289,192	3	6,990	—	—	6,993	3,091	10,084
Distributions on common shares/units	—	—	—	—	—	—	(3,624)	(3,624)	(47)	(3,671)
Distributions on preferred shares/units	—	—	—	—	—	—	(31,894)	(31,894)	(3,492)	(35,386)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	5,188	—	5,188	(121)	5,067
Amounts reclassified from other comprehensive income	—	—	—	—	—	(18,299)	—	(18,299)	—	(18,299)
Net income (loss)	—	—	—	—	—	—	46,243	46,243	3,621	49,864
Balance at September 30, 2024	27,600,000	$276	119,285,394	$1,193	$4,069,808	$11,263	$(1,330,539)	$2,752,001	$89,897	$2,841,898

	For the nine months ended September 30, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	6,706	—	—	6,708	2,523	9,231
Distributions on common shares/units	—	—	—	—	—	—	(3,664)	(3,664)	(47)	(3,711)
Distributions on preferred shares/units	—	—	—	—	—	—	(32,963)	(32,963)	(3,492)	(36,455)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	30,876	—	30,876	95	30,971
Amounts reclassified from other comprehensive income	—	—	—	—	—	(20,766)	—	(20,766)	—	(20,766)
Net income (loss)	—	—	—	—	—	—	(35,345)	(35,345)	2,999	(32,346)
Balance at September 30, 2023	28,600,000	$286	120,057,744	$1,201	$4,097,130	$45,834	$(1,295,089)	$2,849,362	$90,106	$2,939,468

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$49,864	$(32,346)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172,051	179,598
Benefit for deferred income taxes	(26,976)	—
Share-based compensation	10,084	9,231
Amortization of deferred financing costs, non-cash interest and other amortization	9,295	9,578
Gain on sale of hotel properties	—	(30,219)
Impairment	1,908	71,416
Non-cash ground rent	7,385	7,426
Other adjustments	(4,181)	(7,348)
Changes in assets and liabilities:
Hotel receivables	(16,866)	(12,087)
Prepaid expenses and other assets	(13,899)	(26,200)
Accounts payable and accrued expenses	4,529	28,619
Deferred revenues	12,556	4,615
Net cash provided by (used in) operating activities	205,750	202,283
Investing activities:
Improvements and additions to hotel properties	(100,862)	(140,057)
Proceeds from sales of hotel properties	—	224,384
Property insurance proceeds	21,737	14,361
Other investing activities	(742)	(2,414)
Net cash provided by (used in) investing activities	(79,867)	96,274
Financing activities:
Payment of deferred financing costs	(6,379)	(2,423)
Proceeds from debt	—	140,000
Repayments of debt	(111,377)	(162,988)
Repurchases of common shares	(16,851)	(92,753)
Distributions — common shares/units	(3,659)	(3,756)
Distributions — preferred shares/units	(35,386)	(36,455)
Other financing activities	(1,615)	(840)
Net cash provided by (used in) financing activities	(175,267)	(159,215)
Net change in cash and cash equivalents and restricted cash	(49,384)	139,342
Cash and cash equivalents and restricted cash, beginning of year	193,641	52,269
Cash and cash equivalents and restricted cash, end of period	$144,257	$191,611

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
As of September 30, 2024, the Company owned interests in 46 hotels with a total of 11,933 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2024, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
There were no acquisitions of hotel properties during the nine months ended September 30, 2024.

Dispositions
There were no dispositions of hotel properties during the nine months ended September 30, 2024.
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
For the three and nine months ended September 30, 2023, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $0.9 million and $(0.8) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale. There was no impact for the three and nine months ended September 30, 2024.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land	$810,951	$810,633
Buildings and improvements	5,075,632	5,005,894
Furniture, fixtures and equipment	531,877	511,451
Finance lease asset	91,181	91,181
Construction in progress	15,826	27,123
	$6,525,467	$6,446,282
Right-of-use asset, operating leases	353,552	360,761
Investment in hotel properties	$6,879,019	$6,807,043
Less: Accumulated depreciation	(1,478,579)	(1,316,267)
Investment in hotel properties, net	$5,400,440	$5,490,776
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") located in Naples, Florida, was impacted by the effects of Hurricane Ian. LaPlaya was closed in anticipation of the storm and required remediation and repairs from the damage and remained closed. In 2023, LaPlaya began reopening in stages as its buildings and facilities were repaired and repairs were substantially complete in the first quarter of 2024. The Company’s insurance policies provide coverage for property damage, business interruption and other costs that were incurred relating to damages sustained during Hurricane Ian. The Company has an insurance receivable for amounts it anticipates to collect from the insurance providers in excess of the applicable deductibles.
For the nine months ended September 30, 2024 and 2023, the Company incurred $0.2 million and $5.1 million, respectively, of costs related to payroll, repair and claims administration for which reimbursement from insurance policies is uncertain and therefore is included in other operating expenses in the Company's consolidated statements of operations and comprehensive income. Through September 30, 2024, the Company received a total of $118.0 million in preliminary advances from the insurance providers. The Company continues to work with the insurance providers on the settlement of the property and business interruption claims.

Hurricane Helene
On September 26, 2024, LaPlaya was impacted by the effects of Hurricane Helene. Two of its three guestroom buildings, Gulf Tower and Bay Tower, reopened and were operational. However, the Beach House was closed for repairs, with initial assessments indicating the primary impact was to the ground floor. The Company’s insurance policies provide coverage for property damage, business interruption and other costs that were incurred relating to damages sustained during Hurricane Helene in excess of the applicable deductibles. For the nine months ended September 30, 2024, the Company recognized a loss of $1.9 million for damage to LaPlaya, which is included in impairment on the Company’s consolidated statement of operations and comprehensive income. The Company recorded an insurance receivable for the remediation costs incurred and the estimate of the book value of the property and equipment written off in excess of the applicable deductibles. The Company is continuing to evaluate the financial impact of Hurricane Helene and its ability to recover, through insurance policies, any loss due to business interruption or damage to the hotel property.
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
During the nine months ended September 30, 2024, no impairment losses were incurred. During the nine months ended September 30, 2023, the Company recognized an impairment loss of $71.4 million related to three hotels as a result of their fair values being lower than their carrying values.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $43.8 million. As of December 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. This extended indebtedness is referred to as Term Loan 2028. In connection with the extension, the Company also repaid $60.0 million of its borrowings under Term Loan 2024 with available cash. The remaining $43.3 million of Term Loan 2024's balance remained outstanding. On January 3, 2024, the Company also repaid $50.0 million of its outstanding Term Loan 2025 obligation with available cash.
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029. The net proceeds were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay all $43.3 million of its borrowings under Term Loan 2024, $210.0 million of its borrowings under Term Loan 2025 and $100.0 million of its borrowings under Term Loan 2027.
On November 1, 2024, the Company entered into the Third Amendment to the Credit Agreement which extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029. The Company also extended the maturity date of $602.0 million of its senior unsecured revolving credit facility from October 2026 to October 2028, with the option to extend the new maturity date for two six-month periods.

The Company's debt consisted of the following as of September 30, 2024 and December 31, 2023 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at September 30, 2024		Maturity Date	September 30, 2024	December 31, 2023
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026	$—	$—
PHL unsecured credit facility	—	(1)	October 2026	—	—
Total revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	7.05%	(1)(4)	October 2024	43,348	460,000
Term Loan 2025	4.40%	(1)	October 2025	410,000	460,000
Term Loan 2027	5.23%	(1)	October 2027	460,000	460,000
Term Loan 2028	7.05%	(1)	January 2028	356,652	—
Term loan principal				$1,270,000	$1,380,000

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes principal	4.93%		December 2025	$2,400	$2,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	56,120	57,497
Mortgage loans principal				$196,120	$197,497
Total debt principal				$2,218,520	$2,329,897
Unamortized debt premiums, discount and deferred financing costs, net				(10,806)	(10,096)
Debt, net				$2,207,714	$2,319,801
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at September 30, 2024 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at September 30, 2024 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
(4)    Term Loan 2024 was repaid in October 2024 from proceeds of the senior notes offering.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2026 and provides for two six-month extension options, subject to certain terms and conditions and payment of an extension fee. All borrowings under the senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of September 30, 2024, the Company had no outstanding borrowings, $13.7 million of outstanding letters of credit and a borrowing capacity of $636.3 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $13.7 million and $13.6 million were outstanding as of September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On October 13, 2022, PHL amended and restated the agreement governing the PHL Credit Facility to extend the maturity to October 2026. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of September 30, 2024, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of September 30, 2024, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of September 30, 2024, the Company was in compliance with all debt covenants of its term loans.
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
Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of September 30, 2024 and December 31, 2023, the if-converted value of the Convertible Notes did not exceed the principal amount.
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

Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025. The debt covenants of these notes are substantially similar to those of the Company's senior unsecured revolving credit facility. As of September 30, 2024, the Company was in compliance with all such debt covenants.
Mortgage Loans
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
On September 7, 2023, the Company entered into a $140.0 million first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"), which requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. This loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Unsecured revolving credit facilities	$504	$504	$1,499	$1,570
Unsecured term loan facilities	18,239	18,777	56,366	53,750
Convertible senior notes	3,281	3,281	9,844	9,844
Senior unsecured notes	30	589	89	1,767
Mortgage debt	3,247	4,094	9,690	11,437
Amortization of deferred financing fees, (premiums) and discounts	1,541	2,755	6,149	6,486
Other	1,083	1,022	(1,352)	3,142
Total interest expense	$27,925	$31,022	$82,285	$87,996
Fair Value
The Company estimates the fair value of its fixed rate debt by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of September 30, 2024 and December 31, 2023 was $711.0 million and $686.3 million, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
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

The Company's interest rate swaps at September 30, 2024 and December 31, 2023 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	September 30, 2024	December 31, 2023
Swap-cash flow	2.47% - 2.50%	January 2024	$—	$300,000
Swap-cash flow	3.22% - 3.25%	October 2025	200,000	200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Total			$855,000	$1,155,000
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
As of September 30, 2024, the Company's interest rate swap assets had an aggregate fair value of $11.3 million and its interest rate swap liabilities were immaterial. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $10.5 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
San Diego, CA	$101,639	$95,885	$258,117	$239,653
Boston, MA	77,605	75,650	203,483	194,908
Southern Florida/Georgia	46,390	43,174	196,281	173,183
Los Angeles, CA	49,574	51,303	142,382	144,445
San Francisco, CA	36,291	43,755	99,710	113,084
Portland, OR	25,574	24,538	60,101	61,510
Chicago, IL	25,513	22,233	57,033	57,036
Washington, D.C.	16,432	16,522	53,336	51,326
Seattle, WA	—	—	—	5,551
Other(1)	25,512	22,739	45,266	45,165
Total Revenues	$404,530	$395,799	$1,115,709	$1,085,861
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
During the nine months ended September 30, 2024, the Company repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of approximately $13.31 per share. As of September 30, 2024, $131.0 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2024	March 29, 2024	April 15, 2024
$0.01	June 30, 2024	June 28, 2024	July 15, 2024
$0.01	September 30, 2024	September 30, 2024	October 15, 2024
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of September 30, 2024 and December 31, 2023:

Security Type	September 30, 2024	December 31, 2023
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000
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

During the nine months ended September 30, 2024, no Preferred Shares were repurchased under this program. As of September 30, 2024, $84.2 million of Preferred Shares remained available for repurchase under this program.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2024:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series E	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
6.375% Series E	$0.40	September 30, 2024	September 30, 2024	October 15, 2024
6.30% Series F	$0.39	March 31, 2024	March 29, 2024	April 15, 2024
6.30% Series F	$0.39	June 30, 2024	June 28, 2024	July 15, 2024
6.30% Series F	$0.39	September 30, 2024	September 30, 2024	October 15, 2024
6.375% Series G	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series G	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
6.375% Series G	$0.40	September 30, 2024	September 30, 2024	October 15, 2024
5.70% Series H	$0.36	March 31, 2024	March 29, 2024	April 15, 2024
5.70% Series H	$0.36	June 30, 2024	June 28, 2024	July 15, 2024
5.70% Series H	$0.36	September 30, 2024	September 30, 2024	October 15, 2024
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
As of September 30, 2024 and December 31, 2023, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of September 30, 2024, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to executive officers.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
As of September 30, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of September 30, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of September 30, 2024, there were 1,177,236 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity during the nine months ended September 30, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	443,549	$19.88
Granted	139,134	$16.11
Vested	(171,508)	$21.20
Forfeited	(3,127)	$15.69
Unvested at September 30, 2024	408,048	$18.07
For the three and nine months ended September 30, 2024, the Company recognized approximately $0.9 million and $2.6 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2024, the Company recognized approximately $1.5 million and $4.4 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
For the three and nine months ended September 30, 2023, the Company recognized approximately $1.5 million and $4.1 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of September 30, 2024, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.

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
As of September 30, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and nine months ended September 30, 2024, the Company recognized approximately $1.1 million and $3.1 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
For the three and nine months ended September 30, 2023, the Company recognized approximately $0.9 million and $2.5 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
Note 9. Income Taxes
As a REIT, the Company generally is not subject to federal corporate income taxes on the portion of its taxable income that is distributed to shareholders. However, the Company is still subject to certain state and local taxes on its revenues, income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income of TRSs, including PHL, is subject to federal, state and local corporate income taxes at statutory tax rates. A valuation allowance on deferred tax assets is recorded when the Company has determined it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets for each jurisdiction.
The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. During the third quarter of 2024, due to continued improvement in the Company's financial results coming out of the COVID-19 pandemic and the projected future taxable income of its TRS, the Company determined that the release of a significant portion of its federal and state valuation allowance was appropriate and was recorded as an income tax benefit in the consolidated statement of operations. The release of the valuation allowance of $32.8 million is partially offset by current income tax expense of $7.6 million and $8.7 million for the three and nine months ended September 30, 2024, respectively.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. As of September 30, 2024 and December 31, 2023, the statute of limitations remains open for all major jurisdictions for tax years dating back to 2021 and 2020, respectively.

Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$33,026	$(68,130)	$14,349	$(68,308)
Less: Dividends paid on unvested share-based compensation	(9)	(10)	(28)	(31)
Less: Undistributed earnings attributable to share-based compensation	(247)	—	(83)	—
Net income (loss) available to common shareholders — basic	$32,770	$(68,140)	$14,238	$(68,339)

Plus: Interest expense on convertible notes	3,281	—	—	—
Net income (loss) available to common shareholders — diluted	$36,051	$(68,140)	$14,238	$(68,339)

Denominator:
Weighted-average number of common shares — basic	119,640,463	120,057,744	119,938,931	122,394,293
Effect of dilutive share-based compensation	270,228	—	428,420	—
Effect of dilutive convertible notes	29,441,175	—	—	—
Weighted-average number of common shares — diluted	149,351,866	120,057,744	120,367,351	122,394,293

Net income (loss) per share available to common shareholders — basic	$0.27	$(0.57)	$0.12	$(0.56)
Net income (loss) per share available to common shareholders — diluted	$0.24	$(0.57)	$0.12	$(0.56)
For the three and nine months ended September 30, 2024, 467,452 and 157,010, respectively, unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 1,110,184 unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the nine months ended September 30, 2024, 29,441,175 common shares underlying the Convertible Notes were excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 29,441,175 common shares underlying the Convertible Notes were excluded from diluted shares as their effect would have been anti-dilutive.
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

For the three and nine months ended September 30, 2024, combined base and incentive management fees were $11.8 million and $31.0 million, respectively. For the three and nine months ended September 30, 2023, combined base and incentive management fees were $11.1 million and $29.9 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2024 and December 31, 2023, the Company had $10.3 million and $9.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Hotel, Ground and Finance Leases
As of September 30, 2024, the following hotels were subject to leases as follows:

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

The components of ground rent expense for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Fixed ground rent	$4,795	$4,795	$14,387	$14,359
Variable ground rent	6,327	6,362	15,390	15,481
Total ground rent	$11,122	$11,157	$29,777	$29,840
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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2024	2023

Interest paid, net of capitalized interest	$76,703	$74,111
Interest capitalized	$4,710	$—
Income taxes paid (refunded)	$2,043	$(2,612)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,256	$1,255
Distributions payable on preferred shares/units	$10,601	$10,902
Issuance of common shares for Board of Trustees compensation	$745	$754
Accrued additions and improvements to hotel properties	$4,500	$5,526
Write-off of fully amortized deferred financing costs	$682	$630

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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and disposition strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, timing and extent of debt refinancings, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
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

Overview
Our third-quarter operating results showed continued recovery of business group, transient and leisure demand across our properties. Strong performance in Chicago, San Diego, Boston and Portland drove increased occupancy for our urban hotels. Higher weekday demand from business group and improving weekend leisure travel drove increase occupancy for our resort hotels. We expect continued occupancy growth due to a sustained recovery in demand from both business and leisure travelers, despite concerns regarding the macroeconomic environment and the presidential election. As occupancy recovered we continued to focus on cost controls.
During the nine months ended September 30, 2024, we had the following transactions and events:
•We repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of $13.31 per share, under our existing common share repurchase program.
•We paid down $110.0 million of our term loans and extended the maturity of $356.7 million borrowed under Term Loan 2024 to January 2028.
On September 26, 2024, LaPlaya Beach Resort & Club sustained damage as a result of Hurricane Helene, and on October 9, 2024, sustained additional damage as a result of Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. The hotel closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. The Bay Tower and Gulf Tower were reopened on November 1, 2024. The Beach House is expected to be largely operational by the end of the first quarter of 2025. Our property and flood insurance proceeds are expected to cover the physical damage and business interruption losses from the hurricanes, net of deductibles.
On October 3, 2024, we issued $400 million aggregate principal amount of its 6.375% senior notes due October 15, 2029. The net proceeds were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay all $43.3 million of its borrowings under Term Loan 2024, $210.0 million of its borrowings under Term Loan 2025 and $100.0 million of its borrowings under Term Loan 2027.
On November 1, 2024, we extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029. We also extended the maturity date of $602.0 million of our senior unsecured revolving credit facility from October 2026 to October 2028, with the option to extend the new maturity date for two six-month periods.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Same-Property Occupancy	78.5%	75.4%	72.2%	69.6%
Same-Property ADR	$306.03	$312.05	$303.78	$309.42
Same-Property RevPAR	$240.28	$235.16	$219.30	$215.39
Same-Property Total RevPAR	$364.36	$354.87	$334.88	$327.81
For the three months ended September 30, 2024 and 2023, the above table of hotel operating statistics includes information from all hotels owned as of September 30, 2024, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian.

For the nine months ended September 30, 2024 and 2023, the above table of hotel operating statistics includes information from all hotels owned as of September 30, 2024, except for LaPlaya Beach Resort & Club due to its closure following Hurricane Ian and Newport Harbor Island Resort for the first and second quarters only due to its redevelopment.
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
The following table reconciles net income (loss) to FFO and FFO available to common share and unit holders for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$45,145	$(56,484)	$49,864	$(32,346)
Adjustments:
Real estate depreciation and amortization	57,466	63,186	171,807	179,341
Gain on sale of hotel properties	—	—	—	(30,219)
Impairment	1,908	71,416	1,908	71,416
FFO	$104,519	$78,118	$223,579	$188,192
Distribution to preferred shareholders and unit holders	(11,795)	(12,152)	(35,386)	(36,455)
FFO available to common share and unit holders	$92,724	$65,966	$188,193	$151,737
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
The following table reconciles net income (loss) to EBITDA and EBITDAre for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$45,145	$(56,484)	$49,864	$(32,346)
Adjustments:
Interest expense	27,925	31,022	82,285	87,996
Income tax expense (benefit)	(25,213)	822	(24,157)	853
Depreciation and amortization	57,546	63,272	172,051	179,598
EBITDA	$105,403	$38,632	$280,043	$236,101
Gain on sale of hotel properties	—	—	—	(30,219)
Impairment	1,908	71,416	1,908	71,416
EBITDAre	$107,311	$110,048	$281,951	$277,298

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
Results of Operations
At September 30, 2024 and 2023, we had 46 and 47, respectively, properties and leasehold interests. All properties owned during these periods have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition, as applicable. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the three and nine months ended September 30, 2024 and 2023. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
The Heathman Hotel	Portland, OR	February 22, 2023
Retail at The Westin Michigan Avenue Chicago	Chicago, IL	March 17, 2023
Hotel Colonnade Coral Gables	Coral Gables, FL	March 28, 2023
Hotel Monaco Seattle	Seattle, WA	May 9, 2023
Hotel Vintage Seattle	Seattle, WA	May 24, 2023
Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023
Revenues — Total revenues increased by $8.7 million primarily due to increases at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian, at Margaritaville Hotel San Diego Gaslamp Quarter, which was under renovation in 2023 and at The Westin Michigan Avenue Chicago. This increase was partially offset by a $4.7 million decrease due to the sales of our non-comparable properties in 2023.
Hotel operating expenses — Total hotel operating expenses increased by $7.3 million primarily due to increased operations at LaPlaya Beach Resort & Club, Margaritaville Hotel San Diego Gaslamp Quarter and The Westin Michigan Avenue Chicago, as well as an increase in staffing, wage rates and benefits at our comparable properties due to higher demand levels. This increase was partially offset by a $2.7 million decrease due to the sales of our non-comparable properties in 2023.
Depreciation and amortization — Depreciation and amortization expense decreased by $5.7 million primarily due to Newport Harbor Island Resort's useful life reduction of its furniture, fixtures and equipment in 2023 due to its scheduled renovation in November 2023 as well as the sales of our non-comparable properties in 2023.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $2.4 million primarily due to an increase in real estate tax assessments.
Impairment — We recognized an impairment loss of $1.9 million in 2024 related to damage caused by Hurricane Helene at LaPlaya Beach Resort & Club. We recognized an impairment loss of $71.4 million in 2023 related to three hotels.
Business interruption insurance income — We recognized business interruption insurance income in 2024 and 2023 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses decreased by $2.9 million primarily due to a decrease in hurricane related payroll costs and claims administration costs at LaPlaya Beach Resort & Club and a decrease in preopening expenses.
Interest expense — Interest expense decreased by $3.1 million due to pay-downs on our term loans during the first quarter of 2024 and our senior notes during the fourth quarter of 2023. This decrease was partially offset by higher interest rates on our unhedged debt.
Income tax (expense) benefit - The income tax benefit in 2024 was a result of the release of $32.8 million valuation allowance offset by current year income tax expense of $7.6 million.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023
Revenues — Total revenues increased by $29.8 million primarily due to an increase at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian, at Margaritaville Hotel San Diego Gaslamp Quarter and Hilton San Diego Gaslamp Quarter, which were under renovation in 2023, and at The Westin Michigan Avenue Chicago. This increase was partially offset by a $22.0 million decrease due to the sales of our our non-comparable properties in 2023.

Hotel operating expenses — Total hotel operating expenses increased by $10.6 million primarily due to increased operations at LaPlaya Beach Resort & Club, Margaritaville Hotel San Diego Gaslamp Quarter, Hilton San Diego Gaslamp Quarter and The Westin Michigan Avenue Chicago, as well as an increase in staffing, wage rates and benefits at our comparable properties due to higher demand levels. This increase was partially offset by a $16.6 million decrease due to the sales of our non-comparable properties in 2023 as well as a decrease at Newport Harbor Island Resort due to its closure for redevelopment during the first quarter and part of the second quarter of 2024.
Depreciation and amortization — Depreciation and amortization expense decreased by $7.5 million primarily due to the sales of our non-comparable properties in 2023 and Newport Harbor Island Resort's useful life reduction of its furniture, fixtures and equipment in 2023 due to its scheduled renovation in November 2023. This decrease was partially offset by an increase at LaPlaya Beach Resort & Club.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $1.3 million primarily due to a $3.7 million increase in property insurance due to higher insurance premiums, partially offset by a $2.1 million decrease in real estate taxes due to lower tax assessments.
General and administrative — General and administrative expenses increased by $3.2 million primarily due to an increase in employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $1.9 million in 2024 related to damage caused by Hurricane Helene at LaPlaya Beach Resort & Club. We recognized an impairment loss of $71.4 million in 2023 related to three hotels.
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
Other operating expenses — Other operating expenses decreased by $5.8 million primarily due to a decrease in hurricane related payroll costs and claims administration costs at LaPlaya Beach Resort & Club.
Interest expense — Interest expense decreased by $5.7 million due to interest being capitalized related to our Newport Harbor Island Resort renovation and due to pay-downs on our term loans during the first quarter of 2024 and our senior notes during the fourth quarter of 2023. This decrease was partially offset by higher interest rates on our unhedged debt.
Other — Other decreased by $1.2 million due to a decrease in interest income earned on excess cash.
Income tax (expense) benefit - The income tax benefit in 2024 was a result of the release of $32.8 million valuation allowance offset by current year income tax expense of $8.7 million.
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

Table of Content
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before September 30, 2025) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $780.6 million as of September 30, 2024, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of September 30, 2024, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.2 billion as of September 30, 2024, as summarized below:

September 30, 2024
(in thousands)
Revolving credit facilities	$—
Term loans	1,270,000
Convertible senior notes	750,000
Senior unsecured notes	2,400
Mortgage loans	196,120
Total debt at face value	$2,218,520
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On October 3, 2024, the Operating Partnership issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029. The net proceeds were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay all $43.3 million of its borrowings under Term Loan 2024, $210.0 million of its borrowings under Term Loan 2025 and $100.0 million of its borrowings under Term Loan 2027.
On November 1, 2024, we entered into the Third Amendment to the Credit Agreement which extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029 and extended the maturity date of $602.0 million of the $602.0 million senior unsecured revolving credit facility from October 2026 to October 2028.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements and after adjusting for the aforementioned term loan extension and repayments, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of September 30, 2024 will be $2.7 billion through their maturity, with $2.2 million of principal and $85.3 million of interest payable on or before September 30, 2025. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governed by our existing credit facilities, term loan and senior note facilities.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of September 30, 2024, none of the mortgage loans was in a cash trap.
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

Table of Content
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of September 30, 2024, with $22.9 million payable on or before September 30, 2025.
Purchase commitments
As of September 30, 2024, we had $4.9 million of outstanding purchase commitments, all of which will be paid on or before September 30, 2025. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before September 30, 2025 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $205.8 million for the nine months ended September 30, 2024, and $202.3 million for the nine months ended September 30, 2023. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash provided by (used in) investing activities was $(79.9) million for the nine months ended September 30, 2024, and $96.3 million for the nine months ended September 30, 2023. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the nine months ended September 30, 2024, we invested $100.9 million in improvements to our hotel properties and received $21.7 million in property insurance proceeds.
•During the nine months ended September 30, 2023, we invested $140.1 million in improvements to our hotel properties, received $224.4 million from the sales of four hotel properties and one retail component of a hotel property and received $14.4 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $175.3 million for the nine months ended September 30, 2024, and $159.2 million for the nine months ended September 30, 2023. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the nine months ended September 30, 2024, we repaid $111.4 million in other debt, repurchased $16.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $6.4 million in deferred financing costs and paid $39.0 million in preferred and common distributions.
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
For the nine months ended September 30, 2024, we invested $100.9 million in capital investments (or $81.7 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and improve our properties, including the renovations of Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa, Skamania Lodge, Southernmost Beach Resort and Jekyll Island Club Resort.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $90.0 million to $95.0 million in capital investments in 2024, which includes normal hotel capital refurbishments as well as redevelopment and repositioning projects at Newport Harbor Island Resort, Estancia La Jolla Hotel & Spa and Skamania Lodge, and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club.
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
During the nine months ended September 30, 2024, we repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of approximately $13.31 per share. As of September 30, 2024, $131.0 million of common shares remained available for repurchase under this program.
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
Preferred Share Repurchase Program
On February 17, 2023, our Board of Trustees authorized a repurchase program of up to $100.0 million of preferred shares. Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
During the nine months ended September 30, 2024, no preferred shares were repurchased under this program. As of September 30, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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

Table of Content
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
As of September 30, 2024, we have interest rate swap agreements with an aggregate notional amount of $855.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of September 30, 2024, $555.0 million, or 25.0%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by approximately $0.6 million, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	808,986	$12.36	808,986	$—
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	808,986	$—	808,986	$131.0
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of our prior $100.0 million share repurchase program which began in 2017. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2024, $131.0 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	—	$—	—	$—
September 1, 2024 - September 30, 2024	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Table of Content
Item 5. Other Information.
During the three months ended September 30, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."

Table of Content
Item 6. Exhibits.

Exhibit Number	Description of Exhibit
4.1	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.2	Form of note of 6.375% Senior Notes due 2029 (included in Indenture in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
10.1	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 18, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 23, 2024 (File No. 001‑34571)).
10.2	Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of November 1, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on November 4, 2024 (File No. 001‑34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

*	Management agreement or compensatory plan or arrangement
†	Filed herewith.
††	Furnished herewith.
(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

Table of Content
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	November 7, 2024	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board