Form 10-K
period 2024-12-31
Pebblebrook Hotel Trust
filed 2025-02-26
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 118,216,086 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $1.6 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2024.
The number of common shares of beneficial interest outstanding as of February 21, 2025 was 119,813,965.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2025) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. As of December 31, 2024, the Company owned interests in 46 hotels with a total of 11,933 guest rooms.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (our “Operating Partnership”). The Company is the sole general partner of our Operating Partnership. At December 31, 2024, the Company owned 99.2% of the common limited partnership units issued by our Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of our Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, our Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), our taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets and leisure destinations. Our hotel properties are located in Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets and select destination resort markets such as southern Florida and southern California. We focus on both branded and independent full-service “upper-upscale” hotels. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets and leisure destinations, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels and resorts will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods. In this report, unless the context indicates otherwise, the term "hotels" refers to "hotels and resorts" and the term "hotel properties" refers to "hotel and resort properties."
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
We believe that upper-upscale, full-service hotels and resorts and upscale hotels located in major U.S. urban, convention and drive-to and destination resort markets are likely to generate some of the most favorable risk-adjusted returns in the lodging industry over the long-term. We believe that portfolio diversification will allow us to benefit from growth in various customer categories, including business transient, leisure transient and group and convention room-night demand. We believe that hotel supply growth will be favorable, declining significantly from the historical growth rate prior to the pandemic with minimal new hotel openings in a number of our markets for many years.

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
We may engage in full or partial redevelopment, renovation and repositioning of certain properties, as we seek to maximize the financial performance of our hotels. In addition, we may acquire properties that require significant capital improvement, renovation or refurbishment. We also may acquire hotel properties that we believe would benefit from significant redevelopment or expansion, including, for example, adding guest rooms, meeting facilities or other amenities.
We may consider acquiring outstanding debt secured by a hotel property from lenders and investors if we believe the returns will be attractive or if we can foreclose on or acquire ownership of the property in the near-term. In connection with our acquisitions, generally we do not, but we may choose to opportunistically, originate or purchase any debt financing or preferred equity. Additionally, we have co-invested, and may in the future co-invest, in hotels and debt with third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for a property, partnership, joint venture or other entity.
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
Curator
We and four industry-leading hotel operators are founding members of Curator Hotel & Resort Collection, a collection of small brands and independent lifestyle hotels and resorts worldwide. Curator's distinct owner-centric platform offers an alternative for independent lifestyle hotels and resorts seeking to strengthen their performance, providing its members with best-in-class agreements, services and technology, while allowing members to retain their unique identities. We own a majority of the equity interests in Curator, which is consolidated in our consolidated financial statements.
Financing Strategies
Over time, we intend to finance our long-term growth with issuances of common and preferred equity securities and debt financings having staggered maturities. Our debt includes senior unsecured credit facilities, term loans, convertible debt, unsecured notes and mortgage debt secured by our hotel properties and may in the future include other unsecured debt.
We anticipate using net proceeds from equity and debt offerings and property sales to fund future acquisitions as well as for property redevelopments, return-on-investment initiatives, share repurchases and working capital requirements. Subject to market conditions, we intend to repay amounts outstanding under our senior unsecured revolving credit facilities or our other indebtedness from time to time with proceeds from periodic common and preferred equity issuances, long-term debt financings, cash flows from operations and opportunistic or strategic dispositions.
When purchasing hotel properties, we may issue limited partnership interests in our Operating Partnership as full or partial consideration to sellers who may desire to take advantage of tax deferral on the sale of a hotel or participate in the potential appreciation in value of our common shares of beneficial interest ("common shares").
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

The hotel industry is highly competitive. Our hotels compete with other hotels and alternative lodging for guests in our markets. Competitive factors include, among others, location, convenience, brand affiliation, room rates, range of services, facilities and guest amenities or accommodations offered and quality of guest service. Competition in our hotels' markets includes competition from existing, newly renovated and newly developed hotels. Competition can adversely affect our hotels' occupancy, ADR and room revenue per available room ("RevPAR"), and thus our financial results. We may be required to provide additional amenities, incur additional costs or make capital improvements that we otherwise might not choose to make, which may adversely affect our profitability.
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
Creating a healthy environment for our employees is a top priority. We provide employees with standing desks, ergonomic desk chairs, a desk wellness series and complimentary fitness center memberships. We are deeply committed to our community, through volunteering, donations and sourcing locally, when available.
We currently employ 60 full-time employees. None of our employees is a member of a union. However, some employees of the hotel managers of several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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
Item 1A. Risk Factors.
The following summary and discussion sets forth some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section titled “Forward-Looking Statements.”
Summary of Risk Factors
Risks Related to Our Business and Properties
•Risks related to the potential loss of our executive officers
•Risks related to third-party management companies
•Risks related to the purchase or sale of hotel properties
•Risks related to financing and use of financial institutions
•Risks related to financial performance

•Risks related to restrictive covenants
•Risks related to highly competitive markets and regional downturns
•Risks related to our TRS lessee structure
•Risks related to investment decisions
•Risks related to conflicts of interest
•Risks related to joint ventures and franchise agreements
Risks Related to Debt and Financing
•Risks related to debt service obligations
•Risks related to our existing indebtedness
•Risks related to “cash trap” provisions
•Risks related to refinancing or defaulting on debt
•Risks related to acquiring outstanding debt
Risks Related to the Lodging Industry
•Risks related to hotel profitability
•Risks related to operations
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
Our primary business is hotel-related. Therefore, a downturn in the lodging industry, in general, and markets (especially West Coast major gateway metropolitan markets) in which we operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

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
We invest primarily in upper-upscale hotel properties, which, as a highly competitive sector and generally subject to greater volatility than most other lodging sectors, could negatively affect our profitability.
The business of owning upper-upscale hotels and resorts is highly competitive. Ours compete on the basis of location, room rates, quality, service levels, reputation and reservations systems, among many factors. There are many competitors who own upper-upscale hotels and resorts, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and RevPAR at our hotels. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is adversely affected by the relatively high fixed costs of operating upper-upscale hotels and resorts.

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
We have placed or assumed, and may in the future place, mortgages on certain of our hotel properties to secure debt. To the extent we cannot meet any of our debt service obligations, we may be required to sell or we will risk losing to foreclosure some or all of our mortgaged hotel properties. If we are required to sell one or more of our hotel properties to meet debt service obligations, we may have to accept unfavorable terms. Also, covenants applicable to debt could impair our planned investment strategy and, if violated, result in a default. If we violate covenants relating to indebtedness, we could be required to repay all or a portion of our indebtedness before maturity at a time when we might be unable to arrange financing for such repayment on attractive terms, if at all. In addition, future indebtedness agreements may require that we meet certain covenant tests in order to make distributions to our shareholders.
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
The credit agreements that govern our existing senior unsecured revolving credit facilities and unsecured term loan facilities contain financial covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our shareholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. Similarly, the indenture that governs our senior notes contains customary covenants that limit our Operating Partnership’s ability and, in certain instances, the ability of its subsidiaries, to encumber assets; incur additional indebtedness; create liens securing indebtedness; make restricted payments; enter into agreements that restrict dividends or other payments; issue guarantees; sell assets; engage in transactions with affiliates; or merge, consolidate or transfer all or substantially all of its assets. In addition, our mortgage loan agreements contain restrictions (including cash management provisions) that may under circumstances specified in the loan agreements prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. Such failures could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
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
Our mortgage loans are secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on a secured loan, the applicable lender will be able to foreclose on the property pledged to secure the loan.
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
•labor strikes or disruptions;
•unforeseen events beyond our control, such as terrorist attacks, cyber-attacks, travel-related health concerns and restrictions as a result of pandemics and epidemics such as COVID-19, H1N1 influenza (swine flu), avian bird flu, Zika virus, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis or earthquakes;
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
We may be adversely affected by the increased use of technology that reduces the need for business-related travel.
The increased use of technology that allows multiple parties from different locations to participate in meetings without traveling to a centralized location could result in decreased business travel. To the extent that such technology plays an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
We maintain cyber insurance to cover potential costs from security breaches at our hotels or our corporate office. While we implement precautionary measures to mitigate cyber-attack risks, such incidents could still lead to financial losses affecting our operations.
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
We face risks associated with natural disasters, the direct and indirect physical effects of climate change, which may include more frequent and more severe storms, hurricanes, flooding, droughts and wildfires, and contagious diseases, any of which could have a material adverse effect on our hotel properties, operations, cash flows and financing options.
We are subject to the risks associated with natural disasters, including the direct and indirect physical effects of climate change, which can include more frequent and more severe storms, hurricanes, flooding, droughts, wildfires and power outages, any of which could have a material adverse effect on our hotels, operating results and cash flows. To the extent climate change causes changes in weather patterns, our markets, particularly our coastal markets, could experience increases in storm frequency and intensity and rising sea levels interrupting our operations and causing damage to our hotels. As a result, we could become subject to significant losses and repair costs that may not be fully covered by insurance. Our markets in more remote locations may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or even making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to mitigate, repair and protect our hotels against such risks. A tightening of credit markets for, or a reduction in the availability of capital to, borrowers whose assets are in areas that are particularly adversely affected by the effects of climate change may reduce our ability to obtain financing on favorable terms, or at all, thereby increasing financing costs and/or requiring us to accept financing with increased restrictions and/or significantly higher interest rates, which could have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
We are also subject to risks associated with the impact of new or re-emergent contagious diseases and federal, state and local government responses and restrictions thereto, which could significantly disrupt our business. For example, as a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations and restrictions such as quarantines, restrictions on travel, “shelter in place” rules and restrictions on the types of business that could continue to operate, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have significantly improved, and COVID-19 is now endemic, future pandemics of other diseases (whether due to novel sources or the re-emergent of previous sources) could occur, which could have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Terrorist attacks or changes in terror alert levels could adversely affect travel and hotel demand.
Terrorist attacks and terror alerts have adversely affected the U.S. travel and hospitality industries in the past several, often disproportionately to their effect on the overall economy. The impact that terrorist attacks in the U.S. or elsewhere could have on domestic and international travel and our business in particular cannot be definitively determined, but any such attacks or the threat of such attacks could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.
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
We have issued eight series of preferred shares, of which we repurchased four and four remain outstanding, three series of senior unsecured notes, of which we repaid one and two remain outstanding, and one series of convertible senior notes. In the future, we may increase our capital resources by making debt or equity securities offerings, including senior or subordinated notes, additional series of preferred shares and common shares. We will be able to issue additional common shares or preferred shares without shareholder approval, unless shareholder approval is required by applicable law or the rules of any stock exchange or automated quotation system on which our securities may be listed or traded. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common shares. Additional equity offerings could significantly dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution. Preferred shares and debt have a preference on liquidating distributions or a preference on dividend or interest payments that could limit our ability to make a distribution to the holders of our common shares. Because our decision to issue securities will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future securities issuances reducing the market price of our common shares and diluting their interest.
Holders of our outstanding preferred shares have dividend, liquidation and other rights that are senior to the rights of the holders of our common shares.
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2024, 4,400,000 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the “Series E Preferred Shares”), 6,000,000 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the “Series F Preferred Shares”), 9,200,000 shares of our 6.375% Series G Cumulative Redeemable Preferred Shares (the “Series G Preferred Shares”) and 8,000,000 shares of our 5.70% Series H Cumulative Redeemable Preferred Shares (the “Series H Preferred Shares”) were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $690.0 million as of December 31, 2024, and aggregate annual dividends on our outstanding preferred shares of approximately $42.5 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have identified cybersecurity risk as one of our key enterprise risks. One of our Co-Presidents is responsible for managing cybersecurity risk. He develops mitigation strategies and implements controls to reduce the likelihood of a cybersecurity incident occurring and to reduce the impact of such an incident should it occur. At least annually, he reports on this risk and related mitigation work to the Audit Committee of our board of trustees, which is the committee that has primary responsibility for overseeing our enterprise risk management program and is composed solely of independent trustees. The Audit Committee reviews and discusses all of our key enterprise risks, including cybersecurity risk, and the enterprise risk management program itself. The chair of the Audit Committee may, at his discretion, report to the Chairman of the Board or the full board of trustees regarding any aspect of the program or risks.
As of December 31, 2024, no risk from cybersecurity threats, including as a result of any previous cybersecurity incident, has materially affected our business, results of operations or financial condition. Although we have invested in the protection of our data and information systems and the monitoring of our systems on an ongoing basis, such efforts may not in the future prevent material compromises to our information systems, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices.
We have elected to outsource our information technology function to a third-party managed service provider, ("MSP") that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our hosted services, all of the computer and computer-related hardware and software we use, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems 24/7, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.
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
While we have control, through our contract with the MSP, over our information systems, we do not have control over the information systems of our hotel managers, which are the third-party operators of our hotels and resorts, or of our franchisors. We set clear expectations of our hotel managers and franchisors regarding cybersecurity, but we rely on our hotel managers and franchisors for managing their cybersecurity risk. We conduct surveys of our hotel managers and franchisors to assess their cybersecurity risk management programs and procedures, to identify gaps and request remediation and to understand our risk exposure. Many of our hotel managers and franchisors carry cyber insurance policies to protect and offset a portion of potential costs incurred from a security breach. Additionally, we currently have cyber insurance policies to provide supplemental coverage above the coverage carried by our hotel managers and franchisors.
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
As of December 31, 2024, we owned interests in 46 hotels with a total of 11,933 guest rooms, all of which are consolidated in our financial statements. The following table sets forth certain information about our hotels.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood		November 30, 2018	West Hollywood, CA	115
5.	Hotel Ziggy		November 30, 2018	West Hollywood, CA	108
6.	Le Parc at Melrose		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
8.	Montrose at Beverly Hills		November 30, 2018	West Hollywood, CA	133
9.	Hyatt Centric Delfina Santa Monica		November 19, 2010	Santa Monica, CA	315
10.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
11.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
12.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
13.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
14.	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
15.	Margaritaville Hotel San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	235
16.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
17.	Estancia La Jolla Hotel & Spa	(1) (4)	December 1, 2021	La Jolla, CA	210
18.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
19.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
20.	1 Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	200
21.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
22.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
23.	Hotel Zeppelin San Francisco	(1)	May 22, 2014	San Francisco, CA	196
24.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
25.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
26.	George Hotel		November 30, 2018	Washington, DC	139
27.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
28.	Hotel Zena Washington DC		November 30, 2018	Washington, DC	191
29.	Viceroy Washington DC		November 30, 2018	Washington, DC	178
30.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	296
31.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
32.	Margaritaville Hollywood Beach Resort	(1) (4)	September 23, 2021	Hollywood, FL	369
33.	Inn on Fifth		May 11, 2022	Naples, FL	119
34.	LaPlaya Beach Resort & Club		May 21, 2015	Naples, FL	189
35.	Jekyll Island Club Resort	(1)	July 22, 2021	Jekyll Island, GA	200
36.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
37.	The Westin Michigan Avenue Chicago		November 30, 2018	Chicago, IL	752
38.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
39.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
40.	The Liberty, a Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
41.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
42.	W Boston		June 8, 2011	Boston, MA	238
43.	The Hotel Zags		August 28, 2013	Portland, OR	174
44.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
45.	Newport Harbor Island Resort		June 23, 2022	Newport, RI	258
46.	Skamania Lodge		November 3, 2010	Stevenson, WA	271
	Total number of guest rooms				11,933
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
•Terms.  The remaining terms of our management agreements are up to 9 years, not including renewals, and up to 28 years, including renewals.
•Ability to Terminate.  The majority of our management agreements are terminable at will by us upon payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. The hotels with non-terminable management agreements and their respective expiration dates (assuming contracts with unilateral extension options of the management company are exercised) are as follows:

Property	Expiration Date
The Westin Michigan Avenue Chicago	December 2026
The Westin Copley Place, Boston	December 2028
Mondrian Los Angeles	May 2041
The Westin San Diego Gaslamp Quarter	April 2051
W Los Angeles - West Beverly Hills	August 2052
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

Property	Expiration Date
Embassy Suites San Diego Bay - Downtown	January 2028
Margaritaville Hollywood Beach Resort	July 2028
Hotel Chicago Downtown, Autograph Collection	February 2034
The Liberty, a Luxury Collection Hotel, Boston	January 2036
Margaritaville Hotel San Diego Gaslamp Quarter	August 2038
Hilton San Diego Gaslamp Quarter	June 2041
Hyatt Regency Boston Harbor	December 2042
The Nines, a Luxury Collection Hotel, Portland	October 2043
Hyatt Centric Delfina Santa Monica	September 2049
Paradise Point Resort & Spa	15th anniversary after hotel is re-branded as a Margaritaville
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
Shareholder Information
On February 21, 2025, there were 73 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2019, to the NYSE closing price per share on December 31, 2024, with the cumulative total return on the Russell 2000 Index (the “Russell 2000”) and the FTSE Nareit All Equity REITs Index (the “FTSE Nareit All Equity REITs”) for the same period. Total return values were calculated assuming a $100 investment on December 31, 2019 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 and (iii) the FTSE Nareit All Equity REITs. The total return values do not include any dividends declared, but not paid, during the period.
The actual returns shown on the graph above are as follows:

	Value of Initial Investment at December 31,
Name	2019	2020	2021	2022	2023	2024
Pebblebrook Hotel Trust	$100.00	$70.33	$83.83	$50.30	$60.20	$51.19
Russell 2000	$100.00	$119.93	$137.67	$109.50	$127.98	$142.73
FTSE Nareit All Equity REITs	$100.00	$94.92	$134.14	$100.79	$112.22	$117.73

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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2024. See Note 8. Share-Based Compensation Plan to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	1,177,236
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,177,236
During the year ended December 31, 2024, certain of our employees chose to have us acquire from such employees an aggregate of 115,389 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $16.03 per share.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 - November 30, 2024	—	$—	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—
Total	—	$—	—	$131.0
______________________
(1)    On February 17, 2023, our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. This $150.0 million share repurchase program commenced in June 2023, upon the completion of our prior $100.0 million share repurchase program which begun in 2017. Under our current program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2024, $131.0 million of common shares remained available for repurchase under this program.

Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$—
November 1, 2024 - November 30, 2024	—	$—	—	$—
December 1, 2024 - December 31, 2024	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)    On February 17, 2023, our board of trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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
Overview
Our 2024 operating results showed continued improvement in group and business transient demand. Leisure demand remained healthy and was boosted by customers returning to the cities for cultural, sporting and entertainment events. Our recently redeveloped properties performed well, gaining market share versus the prior year. Our properties in San Francisco, Los Angeles and Portland muted our overall performance, but strong markets such as San Diego, Boston, and Chicago helped to offset the weaker results.
Certain of our properties experienced demand headwinds in 2024, including our Los Angeles properties, which were affected by the entertainment industry strikes in 2023, which slowed production into 2024, and our LaPlaya Beach Resort & Club ("LaPlaya"), which was impacted by Hurricane Helene on September 26, 2024 and Hurricane Milton on October 9, 2024. The damage to LaPlaya primarily impacted the ground floor of the Beach House, pool complex, landscaping and parking garage. LaPlaya closed following Hurricane Milton to facilitate clean-up, repairs and a full assessment of damage. The property's Bay Tower and Gulf Tower reopened November 1, 2024 and the upper floors of the Beach House reopened in January 2025. The ground floor of the Beach House is expected to open in the second quarter of 2025. In 2024, we recorded a loss of $10.0 million related to the damage from Hurricanes Helene and Milton, and we expect our property and flood insurance proceeds to cover the physical damage and business interruption losses from the hurricanes in excess of the applicable deductibles.
During 2024, we had the following transactions and events:
•We finalized a settlement agreement with our insurance carriers for damage caused by Hurricane Ian in 2022 totaling $146.5 million and recognized business interruption insurance income of $23.8 million and a gain on insurance settlement of $24.8 million.
•We repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of $13.31 per share, under our common share repurchase program.
•We paid down $463.3 million of our term loans.
•We extended the maturity of $356.7 million of our Term Loan 2024 to January 2028 and extended $185.2 million of our Term Loan 2025 to January 2029.
•We issued $400.0 million aggregate principal amount of 6.375% senior notes due October 2029.

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
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); Adjusted FFO; earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"); Adjusted EBITDAre; and hotel-level EBITDA (“Hotel EBITDA”). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See Non-GAAP Financial Measures for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA.
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2024 and 2023:

	For the year ended December 31,
	2024	2023

Same-Property Occupancy	71.0%	68.3%
Same-Property ADR	$299.22	$306.14
Same-Property RevPAR	$212.41	$209.04
Same-Property Total RevPAR	$327.27	$320.61
The above table of hotel operating statistics includes information from all hotels owned as of December 31, 2024, except for LaPlaya Beach Resort & Club which was excluded for both years due to disruption from Hurricane Ian and Newport Harbor Island Resort which was excluded for the first, second and fourth quarters only due to its redevelopment.
Results of Operations
This section includes comparisons of certain 2024 financial information to the same information for 2023. Year-to-year comparisons of the 2023 financial information to the same information for 2022 are contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 21, 2024.
At December 31, 2024 and 2023, our consolidated financial statements included the operations of 46 hotel properties, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2024 and 2023. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

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
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
Revenues — Total revenues increased by $33.4 million primarily due to increases at LaPlaya Beach Resort & Club, which was partially closed in 2023 due to Hurricane Ian, at Margaritaville Hotel San Diego Gaslamp Quarter and Hilton San Diego Gaslamp Quarter, which were both under renovation in 2023, and at The Westin Michigan Avenue Chicago. This increase was partially offset by a $23.7 million decrease due to the sales of our non-comparable properties in 2023 and the decrease at Hyatt Centric Delfina Santa Monica as a result of disruption from the brand conversion in 2024.

Hotel operating expenses — Total hotel operating expenses increased by $19.9 million primarily due to increased operations at LaPlaya Beach Resort & Club, Margaritaville Hotel San Diego Gaslamp Quarter, The Westin Michigan Avenue Chicago and Hilton San Diego Gaslamp Quarter, as well as an increase in staffing, wage rates and benefits at our comparable properties due to higher demand levels. This increase was partially offset by a $18.0 million decrease due to the sales of our non-comparable properties in 2023.
Depreciation and amortization — Depreciation and amortization expense decreased by $11.1 million due to Newport Harbor Island Resort's useful life reduction of its furniture, fixtures and equipment in 2023 due to its scheduled renovation in November 2023, as well as the sales of our non-comparable properties in 2023.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $1.6 million primarily due to a $3.9 million increase in property insurance due to higher insurance premiums. This increase was partially offset by a $2.1 million decrease in real estate taxes as a result of tax appeals and lower tax assessments.
General and administrative — General and administrative expense increased by $3.3 million primarily due to an increase in employee compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — In 2024, we recognized a loss of $10.0 million related to damage caused by Hurricane Helene and Hurricane Milton at LaPlaya Beach Resort & Club and an impairment loss of $38.1 million related to one hotel property. In 2023 we recognized an impairment loss of $81.8 million on three hotels and one retail component of a hotel property.
Gain on sale of hotel properties — We recognized a gain on sale of $30.4 million primarily due to the sales of five hotels and two retail components of our hotels in 2023.
Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2024 and 2023 of $48.6 million and $33.0 million, respectively, related to the settlement of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricane Ian.
Other operating expenses — Other operating expenses decreased by $7.7 million primarily due to a decrease in hurricane related payroll costs and claims administration costs at LaPlaya Beach Resort & Club.
Interest expense — Interest expense decreased by $3.2 million due to pay-downs on our term loans during the first quarter of 2024, pay-downs of our senior notes during the fourth quarter of 2023 and interest being capitalized related to our Newport Harbor Island Resort redevelopment. This decrease was partially offset by an increase resulting from costs associated with the extensions of the revolver and term loans and higher interest rates on our unhedged floating rate debt.
Other — Other decreased by $1.4 million due to a decrease in interest income earned as a result of lower excess cash balances in 2024.
Income tax (expense) benefit — In 2024, we recognized an income tax benefit due to a $31.7 million reduction in the valuation allowance, offset by $6.1 million of income tax expense.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Distributions to preferred shareholders — Distributions to preferred shareholders decreased by $1.1 million as result of the redemption of one million of our 5.70% Series H Cumulative Redeemable Preferred Shares in November 2023.
Issuance costs of redeemed preferred shares — Issuance costs of redeemed preferred shares decreased due to the redemption of one million of our 5.70% Series H Cumulative Redeemable Preferred Shares in November 2023. These costs are included in the determination of net income (loss) attributable to common shareholders.
Non-GAAP Financial Measures
Non-GAAP financial measures are measures of our historical or future financial performance that are different from measures calculated and presented in accordance with U.S. GAAP. We report FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA, which are non-GAAP financial measures that we believe are useful to investors as key measures of our operating performance.

We calculate FFO in accordance with standards established by Nareit, formerly known as the National Association of Real Estate Investment Trusts, which defines FFO as net income (calculated in accordance with U.S. GAAP), excluding real estate related depreciation and amortization, gains (losses) from sales of real estate, impairments of real estate assets (including impairment of real estate related joint ventures), the cumulative effect of changes in accounting principles and adjustments for unconsolidated affiliates. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors consider presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. By excluding the effect of real estate related depreciation and amortization including our share of the joint venture depreciation and amortization, gains (losses) from sales of real estate and impairments of real estate assets (including impairment of real estate related joint ventures), all of which are based on historical cost accounting and which may be of lesser significance in evaluating current performance, we believe that FFO provides investors a useful financial measure to evaluate our operating performance.
Adjusted FFO is defined as FFO, as adjusted for transaction costs, non-cash ground rent on operating and capital leases, management/franchise contract transition costs, interest expense adjustment for acquired liabilities, finance lease adjustment, non-cash amortization of acquired intangibles, gain on insurance settlement, early extinguishment of debt, amortization of share-based compensation expense, issuance costs of redeemed preferred shares, hurricane-related costs, non-cash interest expense and deferred tax asset provision (benefit). We believe Adjusted FFO provides useful supplemental information regarding our ongoing operating performance.
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Net income (loss)	$16	$(74,276)	$(84,981)
Adjustments:
Real estate depreciation and amortization	229,230	240,304	239,231
Gain on sale of hotel properties	—	(30,375)	(6,194)
Impairment	48,146	81,788	89,633
FFO	$277,392	$217,441	$237,689
Distribution to preferred shareholders and unit holders	(47,182)	(48,306)	(48,049)
Redemption of preferred shares	—	8,396	8,186
FFO available to common share and unit holders	$230,210	$177,531	$197,826
Transaction costs	44	688	430
Non-cash ground rent	7,476	7,608	7,737
Management/franchise contract transition costs	163	359	817
Interest expense adjustment for acquired liabilities	1,110	1,672	2,549
Finance lease adjustment	2,995	2,952	2,906
Non-cash amortization of acquired intangibles	(1,927)	(5,494)	(2,149)
Gain on insurance settlement	(24,824)	—	—
Early extinguishment of debt	3,781	1,035	7,995
Amortization of share-based compensation expense	13,602	12,545	11,349
Redemption of preferred shares	—	(8,396)	(8,186)
Hurricane-related costs	183	6,598	249
Non-cash interest expense	—	—	49
Deferred tax provision (benefit)	(28,483)	—	—
Adjusted FFO available to common share and unit holders	$204,330	$197,098	$221,572
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We calculate EBITDAre in accordance with standards established by Nareit. EBITDAre is defined as EBITDA as adjusted for gain on sale of hotel properties and impairment loss. Adjusted EBITDAre is defined as EBITDAre, as adjusted for transaction costs, non-cash ground rent on operating and capital leases, management/franchise contract transition costs, non-cash amortization of acquired intangibles, gain on insurance settlement, amortization of share-based compensation expense, and hurricane-related costs. Hotel EBITDA is defined as Adjusted EBITDAre plus corporate general and administrative expenses less interest income, business interruption insurance income, and other. We believe that EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA provide investors useful financial measures to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Net income (loss)	$16	$(74,276)	$(84,981)
Adjustments:
Interest expense	112,432	115,660	99,988
Income tax expense (benefit)	(25,628)	655	277
Depreciation and amortization	229,531	240,645	239,583
EBITDA	$316,351	$282,684	$254,867
Gain on sale of hotel properties	—	(30,375)	(6,194)
Impairment	48,146	81,788	89,633
EBITDAre	$364,497	$334,097	$338,306
Transaction costs	44	688	430
Non-cash ground rent	7,476	7,608	7,737
Management/franchise contract transition costs	163	359	817
Non-cash amortization of acquired intangibles	(1,927)	(5,494)	(2,149)
Gain on insurance settlement	(24,824)	—	—
Amortization of share-based compensation expense	13,602	12,545	11,349
Hurricane-related costs	183	6,598	249
Adjusted EBITDAre	$359,214	$356,401	$356,739
Business interruption insurance income	(23,751)	(32,985)	—
Corporate general and administrative and other	33,706	27,871	27,686
Hotel EBITDA	$369,169	$351,287	$384,425
FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA do not represent cash generated from operating activities as determined by U.S. GAAP and should not be considered as alternatives to U.S. GAAP net income (loss), as indications of our financial performance, or to U.S. GAAP cash flow from operating activities, as measures of liquidity. In addition, FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA are not indicative of funds available to fund cash needs, including the ability to make cash distributions.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before December 31, 2025) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $860.2 million as of December 31, 2024, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of December 31, 2024 we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.3 billion as of December 31, 2024, as summarized below:

December 31, 2024
(in thousands)
Revolving credit facilities	$—
Term loans	916,652
Convertible senior notes	750,000
Senior unsecured notes	402,400
Mortgage loans	195,413
Total debt at face value	$2,264,465
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of December 31, 2024 will be $2.6 billion through their maturity, with $19.2 million of principal and $95.3 million of interest payable on or before December 31, 2025. We intend to pay amounts due with available cash, borrowings under our revolving credit facility or proceeds from property sales or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loans.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of December 31, 2024, none of the mortgage loans were in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of December 31, 2024, with $23.0 million payable on or before December 31, 2025.
Purchase commitments
As of December 31, 2024, we had $9.1 million of outstanding purchase commitments, all of which will be paid on or before December 31, 2025. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before December 31, 2025 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $275.0 million for the year ended December 31, 2024 and $236.2 million for the year ended December 31, 2023. Fluctuations in our net cash provided by operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses. The increase in cash provided by operating activities in 2024 is primarily due to an increase in operations at our hotel properties that had been under renovation in 2023.
Investing Activities. Our net cash provided by (used in) investing activities was $(92.8) million for the year ended December 31, 2024 and $142.0 million for the year ended December 31, 2023. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of acquisition and disposition activities, as well as capital improvements and additions to our properties.
•During the year ended December 31, 2024, we invested $128.8 million in improvements to our hotel properties and received $36.8 million in property insurance proceeds.
•During the year ended December 31, 2023, we invested $200.6 million in improvements to our hotel properties, received $314.9 million from the sale of five hotel properties and two retail components of our hotel properties and received $30.2 million in property insurance proceeds.

Financing Activities. Our net cash used in financing activities was $158.2 million for the year ended December 31, 2024 and $236.8 million for the year ended December 31, 2023. Fluctuations in our net cash used in financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the year ended December 31, 2024, we borrowed $400.0 million and repaid $465.4 million in other debt, repurchased $16.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $52.0 million in preferred and common distributions and paid $22.1 million in financing costs.
•During the year ended December 31, 2023, we borrowed and repaid $10.0 million of revolving credit facility borrowings, borrowed $140.0 million and repaid $211.1 million in other debt, repurchased $92.8 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, repurchased $15.8 million of preferred shares through our preferred share repurchase program and paid $53.6 million in common and preferred distributions.
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
For the year ended December 31, 2024, we invested $128.8 million in capital investments (or $104.0 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and/or improve our properties, including the renovations of Newport Harbor Island Resort, Skamania Lodge, Estancia La Jolla Hotel & Spa, Southernmost Beach Resort and Hyatt Centric Delfina Santa Monica.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest an additional $65.0 million to $75.0 million in capital investments in 2025, which includes normal hotel capital refurbishments and repositioning projects and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club. The following capital projects are expected to be completed in 2025:
•$16.0 million conversion of Hyatt Centric Delfina Santa Monica, which commenced in the fourth quarter of 2024 and is expected to be completed in the first quarter of 2025; and
•The refurbishment of Paradise Point Resort & Spa's convention center space, and guestroom refurbishments at Chaminade Resort & Spa and Argonaut Hotel.
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
On February 17, 2023, our board of trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Repurchased common shares cease to be outstanding and become authorized but unissued common shares.
During the year ended December 31, 2024, we repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of approximately $13.31 per share. As of December 31, 2024, $131.0 million of common shares remained available for repurchase under this program.

The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations and market conditions. The program does not require us to repurchase any specific number of common shares. The program does not have an expiration date and may be suspended, modified or discontinued at any time.
Preferred Share Repurchase Program
On February 17, 2023, our board of trustees authorized a share repurchase program of up to $100.0 million of preferred shares. Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
During the year ended December 31, 2024, no preferred shares were repurchased under this program. As of December 31, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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
As of December 31, 2024, we have interest rate swap agreements with an aggregate notional amount of $855.0 million to hedge variable interest rates on our unsecured term loans and a mortgage loan. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5. Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

	2025	2026	2027	2028	2029	Total
Liabilities
Fixed rate debt (1)	$4,418	$752,308	$2,429	$48,658	$400,000	$1,207,813
Average interest rate	4.99%	1.76%	5.07%	5.07%	6.38%	3.44%
Variable rate debt (1)	$14,783	$—	$360,000	$496,652	$185,217	$1,056,652
Average interest rate	6.44%	—%	6.44%	6.91%	6.44%	6.66%
Total	$19,201	$752,308	$362,429	$545,310	$585,217	$2,264,465
______________________
(1)    Scheduled maturities assume we exercise all extension options available in our debt agreements. For a discussion of our debt, see Note 5. Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
This table reflects indebtedness outstanding as of December 31, 2024 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2024, the estimated fair value of our fixed rate debt was $1.1 billion.
As of December 31, 2024, $201.7 million of the Company's aggregate indebtedness (8.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
During the three months ended December 31, 2024, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2025 Annual Meeting of Shareholders.

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

3.7	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1†	Description of the Registrant's Securities.
4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.4	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.5	Form of note of 6.375% Senior Notes due 2029 (included in Indenture in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
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

10.15	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 18, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on September 23, 2024 (File No. 001‑34571)).
10.16	Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of November 1, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on November 4, 2024 (File No. 001‑34571)).
10.17*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.18*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.19*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust’s Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34571)).
10.20*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.21*	Form of LTIP Class B Unit Vesting Agreement – retention award (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.22*	Form of LTIP Class B Unit Vesting Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.23*	Form of Restricted Share Unit Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
19.1†	Pebblebrook Hotel Trust Insider Trading Policy
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Pebblebrook Hotel Trust’s Annual Report on Form 10-K filed with the SEC on February 21, 2024 (File No. 001-34571)).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	February 26, 2025	/s/ JON E. BORTZ
Jon E. Bortz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JON E. BORTZ	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 26, 2025
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Co-President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 26, 2025
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 26, 2025
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 26, 2025
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 26, 2025
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 26, 2025
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 26, 2025
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 26, 2025
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of estimated hold periods for investments in hotel properties
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Investment in hotel properties, net of accumulated depreciation was $5,319 million, or 93% of total assets as of December 31, 2024.
We identified the assessment of the estimated hold periods for certain hotel properties as a critical audit matter. Subjective auditor judgment was required to assess the events or changes in circumstances used by the Company to evaluate the estimated hold periods. A shortened estimated hold period could indicate a potential impairment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company’s determination of the estimated hold periods for certain hotel properties. We evaluated the relevant events or changes in circumstances that the Company used to evaluate its estimated hold periods by:
•inspecting documents, such as meeting minutes of the board of trustees and management's assessment of properties with potential shortened hold periods, to assess the likelihood that a property will be sold significantly before the end of its previously estimated hold period
•inspecting listings from external sources of hotel properties for sale by the Company
•inquiring of Company officials, including those in the organization who are responsible for, and have authority over, disposition activities
•obtaining representations from the Company regarding the status of potential plans to dispose of hotel properties.

/s/ KPMG LLP

We have served as the Company's auditor since 2009.

McLean, Virginia
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

McLean, Virginia
February 26, 2025

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	December 31, 2024	December 31, 2023

ASSETS
Investment in hotel properties, net	$5,319,029	$5,490,776
Cash and cash equivalents	206,650	183,747
Restricted cash	10,941	9,894
Hotel receivables (net of allowance for doubtful accounts of $439 and $689, respectively)	39,125	43,912
Prepaid expenses and other assets	117,593	96,644
Total assets	$5,693,338	$5,824,973
LIABILITIES AND EQUITY
Debt	$2,246,732	$2,319,801
Accounts payable, accrued expenses and other liabilities	222,230	238,644
Lease liabilities - operating leases	320,741	320,617
Deferred revenues	92,347	76,874
Accrued interest	11,549	6,830
Distribution payable	11,865	11,862
Total liabilities	2,905,464	2,974,628
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at December 31, 2024 and 2023), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at December 31, 2024 and 2023	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 119,285,394 and 120,191,349 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1,193	1,202
Additional paid-in capital	4,072,265	4,078,912
Accumulated other comprehensive income (loss)	16,550	24,374
Distributions in excess of retained earnings	(1,392,860)	(1,341,264)
Total shareholders’ equity	2,697,424	2,763,500
Non-controlling interests	90,450	86,845
Total equity	2,787,874	2,850,345
Total liabilities and equity	$5,693,338	$5,824,973

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)

	For the year ended December 31,
	2024	2023	2022
Revenues:
Room	$922,348	$914,109	$910,936
Food and beverage	372,369	351,852	346,702
Other operating	158,592	153,988	134,253
Total revenues	1,453,309	1,419,949	1,391,891
Expenses:
Hotel operating expenses:
Room	250,875	248,020	225,992
Food and beverage	273,731	264,163	243,543
Other direct and indirect	436,397	428,897	413,939
Total hotel operating expenses	961,003	941,080	883,474
Depreciation and amortization	229,531	240,645	239,583
Real estate taxes, personal property taxes, property insurance, and ground rent	126,183	124,595	126,134
General and administrative	48,081	44,789	39,187
Impairment	48,146	81,788	89,633
Gain on sale of hotel properties	—	(30,375)	(6,194)
Business interruption insurance income and gain on insurance settlement	(48,574)	(32,985)	—
Other operating expenses	4,913	12,602	5,352
Total operating expenses	1,369,283	1,382,139	1,377,169
Operating income (loss)	84,026	37,810	14,722
Interest expense	(112,432)	(115,660)	(99,988)
Other	2,794	4,229	562
Income (loss) before income taxes	(25,612)	(73,621)	(84,704)
Income tax (expense) benefit	25,628	(655)	(277)
Net income (loss)	16	(74,276)	(84,981)
Net income (loss) attributable to non-controlling interests	4,258	3,741	2,190
Net income (loss) attributable to the Company	(4,242)	(78,017)	(87,171)
Distributions to preferred shareholders	(42,525)	(43,649)	(45,074)
Redemption of preferred shares	—	8,396	8,186
Net income (loss) attributable to common shareholders	$(46,767)	$(113,270)	$(124,059)
Net income (loss) per share available to common shareholders, basic	$(0.39)	$(0.93)	$(0.95)
Net income (loss) per share available to common shareholders, diluted	$(0.39)	$(0.93)	$(0.95)
Weighted-average number of common shares, basic	119,774,655	121,813,042	130,453,944
Weighted-average number of common shares, diluted	119,774,655	121,813,042	130,453,944

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)

	For the year ended December 31,
	2024	2023	2022

Comprehensive Income:
Net income (loss)	$16	$(74,276)	$(84,981)
Other comprehensive income (loss):
Change in fair value of derivative instruments	15,102	17,572	55,479
Amounts reclassified from other comprehensive income	(23,001)	(28,995)	52
Comprehensive income (loss)	(7,883)	(85,699)	(29,450)
Comprehensive income (loss) attributable to non-controlling interests	4,183	3,668	2,555
Comprehensive income (loss) attributable to the Company	$(12,066)	$(89,367)	$(32,005)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)

	For the year ended December 31, 2022
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	29,600,000	$296	130,813,750	$1,308	$4,268,042	$(19,442)	$(1,094,023)	$3,156,181	$7,724	$3,163,905
Redemption of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,186	(16,000)	—	(16,000)
Issuance of shares, net of offering costs	—	—	—	—	(123)	—	—	(123)	—	(123)
Issuance of operating partnership units	—	—	—	—	—		—	—	78,000	78,000
Issuance of common shares for Board of Trustees compensation	—	—	33,866	1	737	—	—	738	—	738
Repurchase of common shares	—	—	(4,609,626)	(47)	(70,677)	—	—	(70,724)	—	(70,724)
Share-based compensation	—	—	107,303	1	8,556	—	—	8,557	2,793	11,350
Distributions on common shares/units	—	—	—	—	—	—	(5,035)	(5,035)	(69)	(5,104)
Distributions on preferred shares/units	—	—	—	—	—	—	(45,074)	(45,074)	(2,975)	(48,049)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	55,114	—	55,114	365	55,479
Amounts reclassified from other comprehensive income	—	—	—	—	—	52	—	52	—	52
Net income (loss)	—	—	—	—	—	—	(87,171)	(87,171)	2,190	(84,981)
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Redemption of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,396	(15,790)	—	(15,790)
Redemption of non-controlling interest OP units	—	—	133,605	1	3,514	—	—	3,515	(3,515)	—
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	9,150	—	—	9,152	3,393	12,545
Distributions on common shares/units	—	—	—	—	—	—	(4,877)	(4,877)	(72)	(4,949)
Distributions on preferred shares/units	—	—	—	—	—	—	(43,649)	(43,649)	(4,657)	(48,306)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	17,645	—	17,645	(73)	17,572
Amounts reclassified from other comprehensive income	—	—	—	—	—	(28,995)	—	(28,995)	—	(28,995)
Net income (loss)	—	—	—	—	—	—	(78,017)	(78,017)	3,741	(74,276)
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,242,644)	(13)	(16,838)	—	—	(16,851)	—	(16,851)
Share-based compensation	—	—	289,192	3	9,447	—	—	9,450	4,152	13,602
Distributions on common shares/units	—	—	—	—	—	—	(4,829)	(4,829)	(73)	(4,902)
Distributions on preferred shares/units	—	—	—	—	—	—	(42,525)	(42,525)	(4,657)	(47,182)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	15,177	—	15,177	(75)	15,102
Amounts reclassified from other comprehensive income	—	—	—	—	—	(23,001)	—	(23,001)	—	(23,001)
Net income (loss)	—	—	—	—	—	—	(4,242)	(4,242)	4,258	16
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$16	$(74,276)	$(84,981)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	229,531	240,645	239,583
Benefit for deferred income taxes	(28,483)	—	—
Share-based compensation	13,602	12,545	11,350
Gain on insurance settlement	(24,824)	—	—
Amortization of deferred financing costs, non-cash interest and other amortization	14,329	12,124	13,453
Gain on sale of hotel properties	—	(30,375)	(6,194)
Impairment	48,146	81,788	89,633
Non-cash ground rent	9,843	9,898	9,952
Other adjustments	(5,331)	(7,801)	(4,713)
Changes in assets and liabilities:
Hotel receivables	5,037	1,171	(7,974)
Prepaid expenses and other assets	8,889	(11,190)	(10,018)
Accounts payable and accrued expenses	(14,471)	(5,860)	24,808
Deferred revenues	18,718	7,528	3,846
Net cash provided by (used in) operating activities	275,002	236,197	278,745
Investing activities:
Improvements and additions to hotel properties	(128,750)	(200,634)	(116,743)
Proceeds from sales of hotel properties	—	314,941	248,908
Acquisition of hotel properties	—	—	(247,163)
Property insurance proceeds	36,802	30,210	5,638
Other investing activities	(885)	(2,495)	(25)
Net cash provided by (used in) investing activities	(92,833)	142,022	(109,385)
Financing activities:
Payment of deferred financing costs	(22,104)	(2,710)	(12,415)
Borrowings under revolving credit facilities	—	10,000	190,151
Repayments under revolving credit facilities	—	(10,000)	(190,151)
Proceeds from debt	400,000	140,000	1,380,000
Repayments of debt	(465,432)	(211,088)	(1,434,956)
Repurchases of common shares	(16,851)	(92,753)	(70,724)
Redemption of preferred shares	—	(15,790)	(16,000)
Distributions — common shares/units	(4,866)	(4,971)	(5,291)
Distributions — preferred shares/units	(47,182)	(48,607)	(47,367)
Other financing activities	(1,784)	(928)	(2,585)
Net cash provided by (used in) financing activities	(158,219)	(236,847)	(209,338)
Net change in cash and cash equivalents and restricted cash	23,950	141,372	(39,978)
Cash and cash equivalents and restricted cash, beginning of year	193,641	52,269	92,247
Cash and cash equivalents and restricted cash, end of year	$217,591	$193,641	$52,269

The accompanying notes are an integral part of these financial statements.

PEBBLEBROOK HOTEL TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2024, the Company owned interests in 46 hotels with a total of 11,933 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2024, the Company owned 99.2% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 0.8% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
Risks and Uncertainties
The state of the overall economy can significantly impact hotel operational performance and thus the Company's financial position. Global events, as well as national and local events, may adversely impact travel trends and the operations of the Company's hotels. In addition, inflation and changing interest rates may impact the overall economy and the availability of debt, which may impact the Company's financial position. A decline in travel or a significant increase in costs may also adversely impact the Company's cash flow and ability to service debt or meet other financial obligations.
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
The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations or when it becomes more likely than not that a hotel property will be sold before the end of its useful life. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying value of the asset, an adjustment to reduce the carrying value to the related hotel’s estimated fair market value is recorded and an impairment loss is recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and estimated holding period, future required capital expenditures, and fair values, including consideration of expected terminal capitalization rates, discount rates, and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
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
Segment Information
The Company separately evaluates the performance of each of its hotel properties and considers each to be an operating segment. However, because all of the hotels have similar economic characteristics, facilities and services, the hotel properties have been aggregated into a single operating segment for reporting purposes.
Investments in Unconsolidated Entities
The Company owns a non-controlling equity interest in Fifth Wall Late-Stage Climate Technology Fund, L.P. As of December 31, 2024, the Company has invested $8.7 million. The Company's total equity commitment to the fund is $10.0 million.
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

Segment Reporting
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. All disclosure requirements under ASU 2023-07 are also required for public entities with a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company's adoption of ASU 2023-07 during the fourth quarter of 2024 did not have a material impact on its consolidated financial statements and disclosures. See Note 13. Operating Segment Information for the information provided pursuant to this standard.
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company is currently assessing the impacts of adopting ASU 2023-09 and does not expect it to have a material impact on its consolidated financial statements and disclosures.
Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 and does not expect it to have a material impact on its consolidated financial statements and disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the impacts of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The amendments should be applied either prospectively or retrospectively. The Company is currently assessing the impacts of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
The Company did not acquire any hotel properties during the years ended December 31, 2024 or 2023.

Dispositions
The Company did not dispose of any hotel properties during the year ended December 31, 2024.
The following table summarizes disposition transactions during the year ended December 31, 2023 (in thousands):

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
For the years ended December 31, 2023 and 2022, the accompanying consolidated statements of operations and comprehensive income included operating loss of $0.8 million and $3.9 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold and held for sale. There was no impact for the year ended December 31, 2024.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land	$800,143	$810,633
Buildings and improvements	5,062,727	5,005,894
Furniture, fixtures and equipment	539,616	511,451
Finance lease asset	91,181	91,181
Construction in progress	5,066	27,123
	$6,498,733	$6,446,282
Right-of-use asset, operating leases	351,150	360,761
Investment in hotel properties	$6,849,883	$6,807,043
Less: Accumulated depreciation	(1,530,854)	(1,316,267)
Investment in hotel properties, net	$5,319,029	$5,490,776
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") and Inn on Fifth, both in Naples, Florida, and Southernmost Beach Resort ("Southernmost"), in Key West, Florida, were impacted by the effects of Hurricane Ian. Inn on Fifth and Southernmost did not incur significant damage or disruption. LaPlaya closed in anticipation of the storm and required remediation and repairs from the damage. LaPlaya began reopening in stages during 2023, as its buildings and facilities were repaired, and its repairs were substantially complete in the first quarter of 2024.
The Company’s insurance policies provided coverage for property damage, business interruption and other costs that were incurred relating to damages sustained, in excess of the applicable deductibles. For the year ended December 31, 2022, the Company recognized a loss of $7.9 million for damage to LaPlaya and Southernmost, which is included in impairment on the Company’s accompanying consolidated statement of operations and comprehensive income. In December 2024, the Company finalized a settlement agreement for the Hurricane Ian claim with the insurance carriers totaling $146.5 million, and for the years ended December 31, 2024, 2023, and 2022, recognized $48.6 million, $33.0 million and zero, respectively, of business interruption insurance income and gain on insurance settlement. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $0.2 million, $6.6 million, and $0.2 million, respectively, of non-reimbursable insurance costs related to payroll, repair and claims administration which is included in other operating expenses in the Company's accompanying consolidated statements of operations and comprehensive income.

Hurricane Helene and Hurricane Milton
On September 26, 2024, LaPlaya was impacted by Hurricane Helene and on October 9, 2024, was again impacted by Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. LaPlaya closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. Two of its three guestroom buildings, Gulf Tower and Bay Tower, reopened on November 1, 2024, and the upper floors of the Beach House reopened in January 2025.
The Company’s insurance policies provide coverage for property damage, business interruption and other costs that are incurred relating to damage sustained, in excess of the applicable deductibles. For the year ended December 31, 2024, the Company recognized a loss of $10.0 million for damage to LaPlaya, which is included in impairment in the Company’s accompanying consolidated statement of operations and comprehensive income. The Company recorded an insurance receivable for the remediation costs incurred and the estimate of the book value of the property and equipment written off in excess of the applicable deductibles. Through December 31, 2024, the Company received a total of $9.6 million in preliminary advances from the insurance providers. The Company is continuing to evaluate the financial impact of Hurricanes Helene and Milton and its ability to recover, through insurance policies, any loss due to business interruption or damage to LaPlaya.
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
For the year ended December 31, 2024, the Company recognized an impairment loss of $38.1 million related to one hotel property. For the year ended December 31, 2023, the Company recognized an impairment loss of $81.8 million related to three hotels and one retail component of a hotel property. For the year ended December 31, 2022, the Company recognized an impairment loss of $81.7 million related to three hotel properties. The impairment losses were a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties.
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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $44.0 million. As of December 31, 2023, the Company's lease liabilities consisted of operating lease liabilities of $320.6 million and financing lease liabilities of $43.4 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
On January 3, 2024, the Company entered into the First Amendment to the Credit Agreement which extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. This extended indebtedness is referred to as Term Loan 2028. In connection with the extension, the Company also repaid $60.0 million of its borrowings under Term Loan 2024 and $50.0 million of its borrowings under Term Loan 2025 with available cash.
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029. This issuance is referred to as Senior Notes 2029. The net proceeds were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay all $43.3 million of its borrowings under Term Loan 2024, $210.0 million of its borrowings under Term Loan 2025 and $100.0 million of its borrowings under Term Loan 2027.

On November 1, 2024, the Company entered into the Third Amendment to the Credit Agreement which extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029. This indebtedness is referred to as Term Loan 2029. The Company also extended the maturity date of $602.0 million of its senior unsecured revolving credit facility from October 2026 to October 2028, with the option to extend the maturity date for two six-month periods.
The Company's debt consisted of the following as of December 31, 2024 and 2023 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at December 31, 2024		Maturity Date	December 31, 2024	December 31, 2023
Revolving credit facilities
Senior unsecured credit facility	-	(1)(2)	October 2026 / October 2028	$—	$—
PHL unsecured credit facility	-	(1)	October 2028	—	—
Revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2024	-	(4)	October 2024	—	460,000
Term Loan 2025	5.16%	(1)(5)	October 2025	14,783	460,000
Term Loan 2027	5.56%	(1)(6)	October 2027	360,000	460,000
Term Loan 2028	3.88%	(1)	January 2028	356,652	—
Term Loan 2029	5.16%	(1)	January 2029	185,217	—
Unsecured term loan principal				$916,652	$1,380,000

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes
Series B Notes	4.93%		December 2025	2,400	2,400
Senior Notes 2029	6.38%		October 2029	400,000	—
Senior unsecured notes principal				$402,400	$2,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	55,413	57,497
Mortgage loans principal				$195,413	$197,497
Total debt principal				$2,264,465	$2,329,897
Unamortized debt premiums, discount and deferred financing costs, net				(17,733)	(10,096)
Debt, Net				$2,246,732	$2,319,801
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at December 31, 2024 gives effect to interest rate hedges.
(2)    $48.0 million of the $650.0 million senior unsecured revolving credit facility matures in October 2026, with no option to extend the maturity date, and the remaining $602.0 million matures in October 2028, with the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at December 31, 2024 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, pursuant to certain terms and conditions and payment of an extension fee.
(4)    On January 3, 2024, the Company extended the maturity date of $356.7 million borrowed under Term Loan 2024 to January 2028. This indebtedness is shown above as Term Loan 2028. In connection with the extension, the Company also repaid $60.0 million of its borrowings under Term Loan 2024 with available cash. The remaining balance of Term Loan 2024 was repaid in October 2024 with proceeds from the Senior Notes 2029 offering.
(5)    On January 3, 2024, the Company repaid $50.0 million of its borrowings under Term Loan 2025 with available cash. On October 3, 2024, the Company repaid $210.0 million of its borrowings under Term Loan 2025 with proceeds from the Senior Notes 2029 offering. On November 1, 2024, the Company extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029. This indebtedness is shown above as Term Loan 2029.
(6)    On October 3, 2024, the Company repaid $100.0 million of its borrowings under Term Loan 2027 with proceeds from the Senior Notes 2029 offering.

Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures as follows: $48.0 million in October 2026, with no option to extend the maturity date, and $602.0 million in October 2028, with the option to extend the maturity date for up to two six-month periods, pursuant to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the “SOFR Adjustment”) plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of December 31, 2024, the Company had no outstanding borrowings, $7.4 million of outstanding letters of credit and a borrowing capacity of $642.6 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $7.4 million and $13.6 million were outstanding as of December 31, 2024 and 2023, respectively.
As of December 31, 2024, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of December 31, 2024, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of December 31, 2024, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of December 31, 2024, the Company was in compliance with all debt covenants of its term loans.
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

Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest (“common shares”) at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of December 31, 2024 and 2023, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum and maturing in December 2025 (the "Series B Notes") and $400.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 6.375% per annum and maturing in October 2029 (the "Senior Notes 2029"). The debt covenants of the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and requires the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of December 31, 2024, the Company was in compliance with all such covenants.
Mortgage Loans
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
On September 7, 2023, the Company entered into a $140.0 million first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"), which requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. This loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of extension fees. The Company entered into an interest rate swap agreement to fix the SOFR rate on this mortgage loan. See Derivative and Hedging Activities for further discussion on the interest rate swaps.
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

Interest Expense
The components of the Company's interest expense consisted of the following for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Unsecured revolving credit facilities	$2,003	$2,074	$2,531
Unsecured term loan facilities	67,928	73,151	52,355
Convertible senior notes	13,125	13,125	13,125
Senior unsecured notes	6,493	2,169	2,525
Mortgage debt	12,931	14,704	9,788
Amortization of deferred financing fees, (premiums) and discounts	10,268	8,104	16,465
Other	(316)	2,333	3,199
Total interest expense	$112,432	$115,660	$99,988
Fair Value
The Company estimates the fair value of its fixed rate mortgage loans and senior unsecured notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of December 31, 2024 and 2023 was $1.1 billion and $686.3 million, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
Future Minimum Principal Payments
As of December 31, 2024, the future minimum principal payments for the Company's debt, assuming all extension options available in the Company's debt agreements are exercised, are as follows (in thousands):

2025	$19,201
2026	752,308
2027	362,429
2028	545,310
2029	585,217
Total debt principle payments	$2,264,465
Deferred financing costs, net	(17,733)
Total debt	$2,246,732
Derivative and Hedging Activities
The Company enters into interest rate swap agreements to hedge against interest rate fluctuations. All of the Company's interest rate swaps are designated as cash flow hedges. All unrealized gains and losses on these hedging instruments are reported in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
The Company's interest rate swaps at December 31, 2024 and 2023 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	December 31, 2024	December 31, 2023
Swap-cash flow	2.47% - 2.50%	January 2024	$—	$300,000
Swap-cash flow	3.22% - 3.25%	October 2025	200,000	200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Total			$855,000	$1,155,000

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
As of December 31, 2024 and 2023, the Company's interest rate swap assets had an aggregate fair value of $16.6 million and $24.5 million, respectively. None of the Company's interest rate swaps was in a liability position as of December 31, 2024 and 2023. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $12.8 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
San Diego, CA	$334,605	$307,003	$303,701
Boston, MA	274,211	265,964	243,861
Southern Florida/Georgia	250,449	229,851	271,167
Los Angeles, CA	181,493	187,997	168,310
San Francisco, CA	127,999	145,137	116,022
Portland, OR	77,718	78,948	87,625
Chicago, IL	77,693	75,142	68,402
Washington, D.C.	70,686	68,567	51,937
Other(1)	58,455	61,340	80,866
	$1,453,309	$1,419,949	$1,391,891
______________________
(1)     Other includes: Seattle, WA, Philadelphia, PA, Newport, RI and Santa Cruz, CA.
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
During the year ended December 31, 2024, the Company repurchased 1,127,255 common shares for an aggregate purchase price of $15.0 million, or an average of approximately $13.31 per share. As of December 31, 2024, $131.0 million of common shares remained available for repurchase under this program.

Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2024:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2024	March 29, 2024	April 15, 2024
$0.01	June 30, 2024	June 28, 2024	July 15, 2024
$0.01	September 30, 2024	September 30, 2024	October 15, 2024
$0.01	December 31, 2024	December 31, 2024	January 15, 2025
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (“preferred shares”).
The following preferred shares were outstanding as of December 31, 2024 and 2023:

Security Type	December 31, 2024	December 31, 2023
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000
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
Preferred Share Repurchase Program
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $100.0 million of the Preferred Shares. Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of its 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
During the year ended December 31, 2024, no Preferred Shares were repurchased under this program. As of December 31, 2024, $84.2 million of preferred shares remained available for repurchase under this program.
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2024:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series E	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
6.375% Series E	$0.40	September 30, 2024	September 30, 2024	October 15, 2024
6.375% Series E	$0.40	December 31, 2024	December 31, 2024	January 15, 2025
6.30% Series F	$0.39	March 31, 2024	March 29, 2024	April 15, 2024
6.30% Series F	$0.39	June 30, 2024	June 28, 2024	July 15, 2024
6.30% Series F	$0.39	September 30, 2024	September 30, 2024	October 15, 2024
6.30% Series F	$0.39	December 31, 2024	December 31, 2024	January 15, 2025
6.375% Series G	$0.40	March 31, 2024	March 29, 2024	April 15, 2024
6.375% Series G	$0.40	June 30, 2024	June 28, 2024	July 15, 2024
6.375% Series G	$0.40	September 30, 2024	September 30, 2024	October 15, 2024
6.375% Series G	$0.40	December 31, 2024	December 31, 2024	January 15, 2025
5.70% Series H	$0.36	March 31, 2024	March 29, 2024	April 15, 2024
5.70% Series H	$0.36	June 30, 2024	June 28, 2024	July 15, 2024
5.70% Series H	$0.36	September 30, 2024	September 30, 2024	October 15, 2024
5.70% Series H	$0.36	December 31, 2024	December 31, 2024	January 15, 2025
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
On November 30, 2018, in connection with the merger with LaSalle Hotel Properties ("LaSalle"), the Company issued 133,605 OP units to third-party limited partners of LaSalle's operating partnership. In December 2023, these OP units were redeemed for common shares on a one-for-one basis.
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units.
As of December 31, 2024 and 2023, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of December 31, 2024, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to executive officers.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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

At any time, holders of Series Z Preferred Units may elect to convert some or all of their units into any other series of the Operating Partnership’s preferred units outstanding at that time. After the second anniversary of the issuance of the Series Z Preferred Units, holders may elect to redeem some or all of their units for, at the Company’s election, cash, common shares having an equivalent value or preferred shares on a one-for-one basis. After May 11, 2027, the Company may redeem the Series Z Preferred Units for cash, common shares having an equivalent value or preferred shares on a one-for-one basis. At any time following a change of control of the Company, holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company’s election, cash or common shares having an equivalent value.
As of December 31, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of December 31, 2024, there were 1,177,236 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment.
The following table provides a summary of service condition restricted share activity for the years ended December 31, 2024, 2023 and 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	567,431	$22.53
Granted	143,795	$21.72
Vested	(107,303)	$26.23
Forfeited	(36,606)	$22.80
Unvested at December 31, 2022	567,317	$21.60
Granted	113,084	$15.04
Vested	(183,721)	$23.14
Forfeited	(53,131)	$16.72
Unvested at December 31, 2023	443,549	$19.88
Granted	139,134	$16.11
Vested	(171,508)	$21.20
Forfeited	(3,127)	$15.69
Unvested at December 31, 2024	408,048	$18.07
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company’s common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $3.4 million, $3.5 million and $3.8 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2024, there was $3.3 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.5 years.
Performance-Based Equity Awards
On February 13, 2019, the Board of Trustees approved a target award of 126,891 performance-based equity awards to officers and employees of the Company. In January 2022, none of these awards vested and the Company issued no common shares to officers or employees. The actual number of common shares that vested was based on the performance criteria defined in the award agreements for the period of performance from January 1, 2019 through December 31, 2021.

On February 12, 2020, the Board of Trustees approved a target award of 161,777 performance-based equity awards to officers and employees of the Company. In January 2023, following the completion of the performance period from January 1, 2020 through December 31, 2022, the Company issued 51,686 common shares in settlement of the awards, based on the performance criteria defined in the award agreements.
On February 18, 2021, the Board of Trustees approved a target award of 189,348 performance-based equity awards to officers and employees of the Company. In January 2024, following the completion of the performance period from January 1, 2021 through December 31, 2023, the Company issued 71,677 common shares in settlement of the awards, based on the performance criteria defined in the award agreements.
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
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield
February 13, 2019
Relative and Absolute Total Shareholder Return	65.00% / 35.00%	$4.5	26.00%	2.52%	4.20%

February 12, 2020
Relative Total Shareholder Return	100.00%	$4.9	23.40%	1.41%	—%

February 18, 2021
Relative Total Shareholder Return	100.00%	$6.0	56.00%	0.19%	—%

May 16, 2022
Relative Total Shareholder Return	100.00%	$5.3	58.70%	2.72%	—%

February 17, 2023
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$6.0	61.60%	4.31%	—%

February 15, 2024
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$6.6	38.50%	4.38%	—%
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
For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $6.0 million, $5.6 million and $4.8 million, respectively, of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2024, there was approximately $6.6 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.7 years.

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
As of December 31, 2024, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers of the Company. These LTIP units will vest ratably on January 1, 2023, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $22.69 per unit with an aggregate grant date fair value of $13.6 million.
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
As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. As of December 31, 2023, the Operating Partnership had 858,484 LTIP units outstanding, of which 277,136 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $4.2 million, $3.4 million and $2.8 million, respectively, in expense related to these LTIP units. As of December 31, 2024, there was $5.0 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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

The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$—	—%	$0.0400	100.00%	$0.0419	83.80%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.0081	16.20%
Return of capital	0.0300	100.00%	—	—%	—	—%
Total	$0.0300	100.00%	$0.0400	100.00%	$0.0500	100.00%

Series E Preferred Shares:
Ordinary non-qualified income	$0.9786	81.87%	$1.5938	100.00%	$1.6684	83.75%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.3238	16.25%
Return of capital	0.2167	18.13%	—	—%	—	—%
Total	$1.1953	100.00%	$1.5938	100.00%	$1.9922	100.00%

Series F Preferred Shares:
Ordinary non-qualified income	$0.9671	81.87%	$1.5750	100.00%	$1.6488	83.75%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.3200	16.25%
Return of capital	0.2142	18.13%	—	—%	—	—%
Total	$1.1813	100.00%	$1.5750	100.00%	$1.9688	100.00%

Series G Preferred Shares:
Ordinary non-qualified income	$0.9786	81.87%	$1.5938	100.00%	$1.6684	83.75%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.3238	16.25%
Return of capital	0.2167	18.13%	—	—%	—	—%
Total	$1.1953	100.00%	$1.5938	100.00%	$1.9922	100.00%

Series H Preferred Shares:
Ordinary non-qualified income	$0.8750	81.87%	$1.4250	100.00%	$1.4917	83.75%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	0.2895	16.25%
Return of capital	0.1938	18.13%	—	—%	—	—%
Total	$1.0688	100.00%	$1.4250	100.00%	$1.7812	100.00%
The common and preferred distributions declared on December 15, 2021 and paid on January 18, 2022 were treated as 2022 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2022 and paid on January 17, 2023 were treated as 2022 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2023 and paid on January 16, 2024 were treated as 2023 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2024 and paid on January 15, 2025 will be treated as 2025 distributions for tax purposes.

The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2024	2023	2022
Current:
Federal	$1,197	$237	$253
State and local	1,658	418	24
Total current provision	$2,855	$655	$277
Deferred:
Federal	(25,280)	—	—
State and local	(3,203)	—	—
Total deferred provision (benefit)	$(28,483)	$—	$—
Income tax expense (benefit)	$(25,628)	$655	$277
A reconciliation of the statutory federal tax expense (benefit) to the Company's income tax expense (benefit) is as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Statutory federal tax expense (benefit)	$(5,379)	$16,808	$17,906
State income tax expense (benefit), net of federal tax expense (benefit)	(1,829)	409	4
REIT income not subject to tax	9,800	(16,536)	(17,402)
Change in valuation allowance	(28,368)	973	(495)
Other	148	(999)	264
Income tax expense (benefit), net	$(25,628)	$655	$277
The significant components of the Company's deferred tax assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred Tax Assets:
Net operating loss carryover	$34,125	$39,385
State taxes and other	7,671	5,596
Depreciation	31	99
Total deferred tax asset before valuation allowance	$41,827	$45,080
Valuation allowance	(13,344)	(45,080)
Deferred tax asset net of valuation allowance	$28,483	$—
The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. At December 31, 2023, the Company provided a valuation allowance against its federal and state deferred tax assets. During the third quarter of 2024, due to the TRS no longer having a three-year cumulative loss and continued improvement in the Company's financial results coming out of the COVID-19 pandemic and the projected future taxable income of its TRS, the Company determined that the release of a significant portion of its federal and state valuation allowance was appropriate. The change in the valuation allowance was a $31.7 million decrease in 2024 and $3.0 million increase in 2023. The Company has provided a valuation allowance against a portion of its state deferred tax assets at December 31, 2024 due to the uncertainty of realizing the loss in future years.
As of December 31, 2024 and 2023, the Company had no material unrecognized tax benefits. As a policy, the Company recognizes penalties and interest accrued related to unrecognized tax benefits as a component of income tax expense, however, there are currently no such accruals. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. Due to the net operating loss carryforward, tax years 2020 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$(46,767)	$(113,270)	$(124,059)
Less: dividends paid on unvested share-based compensation	(37)	(41)	(45)
Net income (loss) available to common shareholders — basic and diluted	$(46,804)	$(113,311)	$(124,104)

Denominator:
Weighted-average number of common shares — basic and diluted	119,774,655	121,813,042	130,453,944

Net income (loss) per share available to common shareholders — basic	$(0.39)	$(0.93)	$(0.95)
Net income (loss) per share available to common shareholders — diluted	$(0.39)	$(0.93)	$(0.95)
For the years ended December 31, 2024, 2023 and 2022, 1,215,533, 1,108,816 and 1,079,474, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the years ended December 31, 2024, 2023 and 2022, the 29,441,175 common shares underlying the Convertible Notes have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to 9 years, not including renewals, and up to 28 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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
For the years ended December 31, 2024, 2023 and 2022, combined base and incentive management fees were $40.8 million, $39.3 million and $39.6 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At December 31, 2024 and 2023, the Company had $10.9 million and $9.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Hotel, Ground and Finance Leases
At December 31, 2024, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	For the year ended December 31,
	2024	2023	2022
Fixed ground rent	$19,187	$19,133	$18,538
Variable ground rent	20,288	20,252	18,931
Total ground rent	$39,475	$39,385	$37,469

Future maturities of lease liabilities for the Company's operating leases at December 31, 2024 were as follows (in thousands):

2025	$20,735
2026	21,031
2027	20,983
2028	21,077
2029	20,941
Thereafter	1,542,673
Total lease payments	$1,647,440
Less: Imputed interest	(1,326,699)
Present value of lease liabilities	$320,741
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
Note 12. Supplemental Information to Statements of Cash Flows

	(in thousands)
	For the year ended December 31,
	2024	2023	2022

Interest paid, net of capitalized interest	$100,417	$105,519	$82,851
Interest capitalized	$4,710	$1,825	$1,434
Income taxes paid (refunded)	$2,584	$(2,549)	$(2,303)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,264	$1,261	$1,316
Distributions payable on preferred shares/units	$10,601	$10,601	$10,902
Issuance of common shares for Board of Trustees compensation	$745	$754	$738
Issuance of common shares for OP units redemption	$—	$3,515	$—
Issuance of common units in connection with hotel acquisition	$—	$—	$390
Issuance of preferred units in connection with hotel acquisition	$—	$—	$77,610
Accrued additions and improvements to hotel properties	$1,817	$65	$(2,759)
Right of use assets obtained in exchange for lease liabilities	$—	$—	$1,005
Write-off of fully depreciated building, furniture, fixtures and equipment	$52,945	$7,267	$72,532
Write-off of fully amortized deferred financing costs	$8,841	$1,199	$19,595
Note 13. Operating Segment Information
The Company invests in luxury and upper-upscale hotels located in major U.S. cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. In this note, the Company refers to hotels and resorts as "hotels". These hotels provide lodging, food and beverage services, and a range of amenities, including banquet and meeting space, fitness centers, swimming pools, spas, golf courses and other lifestyle amenities. The Company’s Chief Executive Officer, who serves as the Chief Operating Decision Maker (“CODM”), evaluates the performance, allocates capital resources and manages the overall operating and investing strategy of each hotel individually. The Company's hotels are not managed on a consolidated basis. Given these factors, the Company considers each hotel to be an operating segment. Because all of the Company's hotels offer similar full-service products, services and facilities, serve a similar mix of business and leisure customers, have similar economic characteristics and risks, and utilize similar methods to distribute their products and services via third-party management companies, all hotels have been aggregated into a single segment for reporting purposes.

All operating segments adhere to the same accounting policies as those described in Note. 2 Summary of Significant Accounting Policies. The CODM evaluates the performance of each operating segment using hotel earnings before interest taxes depreciation and amortization (“Hotel EBITDA”), comparing it to prior reporting periods, forecasts and industry/peer benchmarks on a monthly basis to make decisions and allocate resources. Additionally, the CODM considers other performance indicators such as Total Revenue, Revenue per Available Room (RevPAR), Average Daily Rate (ADR) and Occupancy to assess performance. The CODM does not rely on segment assets or aggregated data by brand, property type, or geographic region to make strategic, operational, investment or resource allocation decisions.
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to Net income (loss) for the years ended December 31, 2024, 2023 and 2022.

	(in thousands)
	For the year ended December 31,
	2024	2023	2022
Revenues:
Total revenues	$1,453,309	$1,419,949	$1,391,891
Less: Corporate and other revenues	7,084	10,484	8,607
Hotel revenues	1,446,225	1,409,465	1,383,284
Significant hotel expenses:
Room expenses	250,875	248,020	225,992
Food and beverage expenses	273,731	264,163	243,543
Hotel general and administrative	119,308	120,122	116,183
Hotel sales and marketing	94,490	94,187	86,483
Hotel operations and maintenance	120,677	119,277	111,191
Hotel management fee	42,326	40,782	41,304
Hotel real estate taxes, personal property taxes, property insurance and ground rent	124,142	120,062	122,194
Other segment items (1)	51,507	51,565	51,969
Hotel EBITDA	369,169	351,287	384,425
Depreciation and amortization	(229,531)	(240,645)	(239,583)
Interest expense	(112,432)	(115,660)	(99,988)
Impairment	(48,146)	(81,788)	(89,633)
Gain on sale of hotel properties	—	30,375	6,194
Business interruption insurance income and gain on insurance settlement	48,574	32,985	—
Income tax (expense) benefit	25,628	(655)	(277)
Corporate and other (2)	(53,246)	(50,175)	(46,119)
Net income (loss)	$16	$(74,276)	$(84,981)
______________________
(1)    Other segment items include expenses incurred for parking, spa, franchise fees and other hotel operating expenses.
(2)    Corporate and other include corporate general and administrative and other operating income and expenses.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2024
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Monaco Washington DC	$—	$—	$60,630	$2,441	$24,298	$—	$79,940	$7,429	$87,369	$38,790	$48,579	1839	9/9/2010	3-40 years
Skamania Lodge	—	7,130	44,987	3,523	52,384	11,969	85,157	10,898	108,024	37,755	70,269	1993	11/3/2010	3-40 years
Hyatt Centric Delfina Santa Monica	—	18,784	81,580	2,295	22,425	18,784	99,127	7,173	125,084	41,107	83,977	1972	11/19/2010	3-40 years
Argonaut Hotel	—	—	79,492	4,247	4,192	—	84,601	3,330	87,931	33,111	54,820	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	—	25,537	86,089	6,850	34,557	25,537	117,995	9,501	153,033	51,852	101,181	1987	4/6/2011	1-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	26,475	20,306	130,767	12,082	163,155	58,457	104,698	1959	5/3/2011	3-40 years
W Boston	—	19,453	63,893	5,887	20,413	19,453	79,625	10,568	109,646	37,589	72,057	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	—	7,294	22,166	290	18,377	7,294	35,789	5,044	48,127	17,818	30,309	1913	4/4/2012	3-40 years
W Los Angeles - West Beverly Hills	—	24,403	93,203	3,600	33,825	24,403	120,255	10,373	155,031	53,612	101,419	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	—	63,430	3,780	14,097	—	75,217	6,090	81,307	31,123	50,184	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	—	20,103	90,162	6,881	30,725	20,103	118,922	8,846	147,871	48,795	99,076	1988	1/29/2013	3-40 years
The Hotel Zags	—	8,215	37,874	1,500	(1,781)	5,197	37,247	3,364	45,808	16,993	28,815	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	43,416	—	155,336	8,075	163,411	61,644	101,767	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	—	12,561	43,665	1,094	38,026	12,562	76,506	6,278	95,346	36,014	59,332	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	18,641	18,493	102,812	16,925	138,230	43,569	94,661	1909	7/17/2014	3-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	15,556	—	101,058	6,673	107,731	34,338	73,393	1972	11/20/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(37,343)	17,367	186,284	19,276	222,927	73,610	149,317	1972	12/18/2014	3-40 years
LaPlaya Beach Resort & Club	—	112,575	82,117	6,733	33,545	113,307	111,297	10,366	234,970	32,426	202,544	1968	5/21/2015	3-40 years
1 Hotel San Francisco	—	—	105,693	3,896	39,407	—	134,135	14,861	148,996	34,764	114,232	2005	11/30/2018	3-40 years
Chaminade Resort & Spa	—	22,590	37,114	6,009	18,899	22,653	52,785	9,174	84,612	18,800	65,812	1985	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2024
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Harbor Court Hotel San Francisco	—	—	79,009	6,190	2,054	—	80,269	6,984	87,253	18,364	68,889	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	91,442	5,257	19,829	—	105,843	10,685	116,528	26,676	89,852	1967/2002	11/30/2018	3-40 years
Le Parc at Melrose	—	17,876	65,515	2,496	14,247	17,960	75,873	6,301	100,134	18,775	81,359	1970	11/30/2018	3-40 years
Montrose at Beverly Hills	—	16,842	58,729	6,499	3,582	16,842	60,756	8,054	85,652	16,103	69,549	1976	11/30/2018	3-40 years
Chamberlain West Hollywood	—	14,462	43,157	5,983	2,652	14,482	44,903	6,869	66,254	12,787	53,467	1970/2005	11/30/2018	3-40 years
Hotel Ziggy	—	12,440	36,932	3,951	7,435	12,440	42,439	5,879	60,758	12,193	48,565	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	291,754	35,780	20,551	—	308,716	39,369	348,085	80,194	267,891	1983	11/30/2018	3-40 years
The Liberty, a Luxury Collection Hotel, Boston	—	—	195,797	15,126	8,499	—	201,762	17,660	219,422	45,678	173,744	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	—	122,344	6,862	10,572	—	131,535	8,243	139,778	28,702	111,076	1993	11/30/2018	3-40 years
George Hotel	—	15,373	65,529	4,489	1,190	15,373	66,367	4,841	86,581	14,797	71,784	1928	11/30/2018	3-40 years
Viceroy Washington DC	—	18,686	60,927	2,838	(5,047)	14,035	56,886	6,483	77,404	16,778	60,626	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	—	19,035	60,402	2,066	29,368	19,035	85,851	5,985	110,871	21,408	89,463	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	199,304	22,032	21,933	257	210,987	32,025	243,269	56,771	186,498	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	33,017	131,926	7,741	26,986	33,017	152,838	13,815	199,670	34,279	165,391	2000	11/30/2018	3-40 years
Margaritaville Hotel San Diego Gaslamp Quarter	—	—	74,768	8,830	57,914	23,472	99,092	18,948	141,512	28,887	112,625	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	33,304	92,297	5,393	15,593	33,316	104,124	9,147	146,587	24,528	122,059	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	—	80,733	9,458	29,118	95	101,076	18,138	119,309	35,010	84,299	1962	11/30/2018	3-40 years
Southernmost Beach Resort	—	90,396	253,954	8,676	43,170	92,006	286,129	18,061	396,196	57,365	338,831	1958-2008	11/30/2018	3-40 years
The Marker Key West Harbor Resort	—	25,463	66,903	2,486	1,849	25,463	67,434	3,804	96,701	14,671	82,030	2014	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	39,576	114,014	7,608	(54,148)	25,181	72,681	9,188	107,050	19,419	87,631	1998	11/30/2018	3-40 years
The Westin Michigan Avenue Chicago	—	44,983	103,160	23,744	(56,701)	25,684	63,665	25,837	115,186	32,663	82,523	1963/1972	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2024
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Jekyll Island Club Resort	—	—	88,912	5,031	24,410	—	105,369	12,984	118,353	20,124	98,229	1886/1986	7/22/2021	2-40 years
Margaritaville Hollywood Beach Resort(2)	140,000	—	244,230	22,288	12,502	—	253,139	25,881	279,020	37,876	241,144	2015	9/23/2021	3-40 years
Estancia La Jolla Hotel & Spa(3)	55,413	—	104,280	3,646	28,200	267	124,610	11,249	136,126	18,023	118,103	2004	12/1/2021	2-40 years
Inn on Fifth	—	50,503	95,826	7,989	3,177	50,503	98,385	8,607	157,495	11,236	146,259	1960	5/11/2022	3-40 years
Newport Harbor Island Resort	—	43,287	118,227	12,817	60,599	43,287	168,324	23,319	234,930	25,380	209,550	1969	6/23/2022	3-40 years
	$195,413	$834,544	$4,549,725	$334,796	$779,668	$800,143	$5,153,908	$544,682	$6,498,733	$1,530,854	$4,967,879
______________________
(1)     Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2)     Encumbrance on Margaritaville Hollywood Beach Resort is presented at face value, which excludes unamortized deferred financing costs of $1.7 million at December 31, 2024.
(3)     Encumbrance on Estancia La Jolla Hotel & Spa is presented at face value, which excludes unamortized deferred financing costs of $0.2 million at December 31, 2024.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2024
(in thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2021	$6,766,803
Acquisitions	331,249
Capital expenditures	105,626
Disposal of Assets	(359,083)
Other	(115,214)
Balance at December 31, 2022	$6,729,381
Capital expenditures	188,520
Disposal of Assets	(400,705)
Other	(70,914)
Balance at December 31, 2023	$6,446,282
Capital expenditures	148,314
Disposal of Assets	(52,945)
Other	(42,918)
Balance at December 31, 2024	$6,498,733

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2021	$1,066,409
Depreciation	238,278
Disposal of Assets	(124,253)
Balance at December 31, 2022	$1,180,434
Depreciation	239,422
Disposal of Assets	(103,589)
Balance at December 31, 2023	$1,316,267
Depreciation	228,332
Disposal of Assets	(8,958)
Other	(4,787)
Balance at December 31, 2024	$1,530,854

The aggregate cost of properties for federal income tax purposes is approximately $6.1 billion as of December 31, 2024.