Form 10-Q
period 2025-03-31
Pebblebrook Hotel Trust
filed 2025-05-01
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2025
Common shares of beneficial interest ($0.01 par value per share)	118,685,166

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,281,599	$5,319,029
Cash and cash equivalents	208,070	206,650
Restricted cash	10,116	10,941
Hotel receivables (net of allowance for doubtful accounts of $357 and $439, respectively)	43,173	39,125
Prepaid expenses and other assets	107,663	117,593
Total assets	$5,650,621	$5,693,338
LIABILITIES AND EQUITY
Debt	$2,247,438	$2,246,732
Accounts payable, accrued expenses and other liabilities	219,003	222,230
Lease liabilities - operating leases	320,752	320,741
Deferred revenues	104,308	92,347
Accrued interest	20,857	11,549
Distribution payable	11,847	11,865
Total liabilities	2,924,205	2,905,464
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at March 31, 2025 and December 31, 2024), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 118,278,405 and 119,285,394 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,183	1,193
Additional paid-in capital	4,060,426	4,072,265
Accumulated other comprehensive income (loss)	10,892	16,550
Distributions in excess of retained earnings	(1,437,622)	(1,392,860)
Total shareholders’ equity	2,635,155	2,697,424
Non-controlling interests	91,261	90,450
Total equity	2,726,416	2,787,874
Total liabilities and equity	$5,650,621	$5,693,338

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Revenues:
Room	$197,010	$198,100
Food and beverage	86,310	81,095
Other operating	36,946	34,874
Total revenues	320,266	314,069
Expenses:
Hotel operating expenses:
Room	58,523	55,023
Food and beverage	64,568	61,014
Other direct and indirect	104,123	100,019
Total hotel operating expenses	227,214	216,056
Depreciation and amortization	57,543	57,209
Real estate taxes, personal property taxes, property insurance, and ground rent	33,273	32,405
General and administrative	13,226	12,177
Business interruption insurance income	(4,303)	(3,980)
Other operating expenses	550	1,581
Total operating expenses	327,503	315,448
Operating income (loss)	(7,237)	(1,379)
Interest expense	(27,133)	(26,421)
Other	(972)	326
Income (loss) before income taxes	(35,342)	(27,474)
Income tax (expense) benefit	3,162	(46)
Net income (loss)	(32,180)	(27,520)
Net income (loss) attributable to non-controlling interests	767	830
Net income (loss) attributable to the Company	(32,947)	(28,350)
Distributions to preferred shareholders	(10,631)	(10,631)
Net income (loss) attributable to common shareholders	$(43,578)	$(38,981)

Net income (loss) per share available to common shareholders, basic	$(0.37)	$(0.32)
Net income (loss) per share available to common shareholders, diluted	$(0.37)	$(0.32)
Weighted-average number of common shares, basic	119,204,243	120,085,226
Weighted-average number of common shares, diluted	119,204,243	120,085,226

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Comprehensive Income:
Net income (loss)	$(32,180)	$(27,520)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(1,840)	13,076
Amounts reclassified from other comprehensive income	(3,800)	(6,335)
Comprehensive income (loss)	(37,820)	(20,779)
Comprehensive income (loss) attributable to non-controlling interests	821	878
Comprehensive income (loss) attributable to the Company	$(38,641)	$(21,657)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,282,621)	(13)	(14,599)	—	—	(14,612)	—	(14,612)
Share-based compensation	—	—	221,181	2	2,052	—	—	2,054	1,166	3,220
Distributions on common shares/units	—	—	—	—	—	—	(1,184)	(1,184)	(12)	(1,196)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,858)	—	(1,894)	54	(1,840)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(3,800)	—	(3,800)	—	(3,800)
Net income (loss)	—	—	—	—	—	—	(32,947)	(32,947)	767	(32,180)
Balance at March 31, 2025	27,600,000	$276	118,278,405	$1,183	$4,060,426	$10,892	$(1,437,622)	$2,635,155	$91,261	$2,726,416

	For the three months ended March 31, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(387,651)	(4)	(6,847)	—	—	(6,851)	—	(6,851)
Share-based compensation	—	—	243,185	2	2,089	—	—	2,091	969	3,060
Distributions on common shares/units	—	—	—	—	—	—	(1,205)	(1,205)	(11)	(1,216)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	13,028	—	13,028	48	13,076
Amounts reclassified from other comprehensive income	—	—	—	—	—	(6,335)	—	(6,335)	—	(6,335)
Net income (loss)	—	—	—	—	—	—	(28,350)	(28,350)	830	(27,520)
Balance at March 31, 2024	27,600,000	$276	120,094,380	$1,201	$4,074,898	$31,067	$(1,381,450)	$2,725,992	$87,517	$2,813,509

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$(32,180)	$(27,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	57,543	57,209
Benefit for deferred income taxes	(3,105)	—
Share-based compensation	3,220	3,060
Amortization of deferred financing costs, non-cash interest and other amortization	2,985	4,078
Non-cash ground rent	2,448	2,462
Other adjustments	1,215	(1,528)
Changes in assets and liabilities:
Hotel receivables	(3,966)	(9,674)
Prepaid expenses and other assets	4,077	3,181
Accounts payable and accrued expenses	5,227	3,002
Deferred revenues	12,877	11,730
Net cash provided by (used in) operating activities	50,341	46,000
Investing activities:
Improvements and additions to hotel properties	(20,658)	(49,480)
Property insurance proceeds	—	11,500
Other investing activities	(206)	(533)
Net cash provided by (used in) investing activities	(20,864)	(38,513)
Financing activities:
Payment of deferred financing costs	(48)	(5,484)
Repayments of debt	(549)	(110,348)
Repurchases of common shares	(14,612)	(6,851)
Distributions — common shares/units	(1,215)	(1,229)
Distributions — preferred shares/units	(11,795)	(11,795)
Other financing activities	(663)	(447)
Net cash provided by (used in) financing activities	(28,882)	(136,154)
Net change in cash and cash equivalents and restricted cash	595	(128,667)
Cash and cash equivalents and restricted cash, beginning of year	217,591	193,641
Cash and cash equivalents and restricted cash, end of period	$218,186	$64,974

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
As of March 31, 2025, the Company owned interests in 46 hotels with a total of 11,933 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2025, the Company owned 99.0% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.0% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
New Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company's adoption of ASU 2023-09 will not have a material impact on its consolidated financial statements and disclosures.
Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interest and similar awards granted or modified on or after the adoption date. The Company's adoption of ASU 2024-01 on January 1, 2025 had no impact on its consolidated financial statements and disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
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
The Company did not acquire any hotel properties during the three months ended March 31, 2025 or 2024.
Dispositions
The Company did not dispose of any hotel properties during the three months ended March 31, 2025 or 2024.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land	$800,165	$800,143
Buildings and improvements	5,078,826	5,062,727
Furniture, fixtures and equipment	544,814	539,616
Finance lease asset	91,181	91,181
Construction in progress	6,004	5,066
	$6,520,990	$6,498,733
Right-of-use asset, operating leases	348,749	351,150
Investment in hotel properties	$6,869,739	$6,849,883
Less: Accumulated depreciation	(1,588,140)	(1,530,854)
Investment in hotel properties, net	$5,281,599	$5,319,029
Hurricane Helene and Hurricane Milton
On September 26, 2024, LaPlaya Beach Resort & Club ("LaPlaya") in Naples, FL was impacted by Hurricane Helene and, on October 9, 2024, was also impacted by Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. LaPlaya closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. The resort is now substantially open, except for the remaining 20 ground-floor rooms in the Beach House building, which remain on track for substantial completion in the second quarter.
The Company’s insurance policies provide coverage for property damage, business interruption and other costs that are incurred relating to damages sustained in excess of the applicable deductibles. For the three months ended March 31, 2025, the Company recognized $4.3 million of business interruption insurance income. The Company recorded an insurance receivable for the remediation costs incurred and the estimate of the book value of the property and equipment written off in excess of the applicable deductibles. Through March 31, 2025, the Company received a total of $11.5 million in preliminary advances from the insurance providers. The Company is continuing to evaluate the financial impact of Hurricanes Helene and Milton and its ability to recover, through insurance policies, any loss due to business interruption or damage to LaPlaya.
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
During the three months ended March 31, 2025 and 2024, no impairment losses were incurred.
Lease Assets and Lease Liabilities
The Company recognized right-of-use assets and related liabilities related to its ground leases, all of which are operating leases. The Company recognized finance lease assets and related finance lease liabilities for properties subject to finance leases. When the rate implicit in the lease could not be determined, the Company used incremental borrowing rates, which ranged from 4.7% to 7.6%. In addition, the term used includes any options to exercise extensions when it is reasonably certain the Company will exercise such option. See Note 11. Commitments and Contingencies for additional information about the ground leases.
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2025, the Company's lease liabilities consisted of operating lease liabilities of $320.8 million and financing lease liabilities of $44.2 million. As of December 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $44.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029. These notes are referred to as Senior Notes 2029. The net proceeds from the issuance were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay all $43.3 million of its borrowings under Term Loan 2024, $210.0 million of its borrowings under Term Loan 2025 and $100.0 million of its borrowings under Term Loan 2027.
On November 1, 2024, the Company entered into the Third Amendment to the Credit Agreement which extended the maturity date of $185.2 million borrowed under Term Loan 2025 to January 2029. This indebtedness is referred to as Term Loan 2029. The Company also extended the maturity date of $602.0 million of its senior unsecured revolving credit facility from October 2026 to October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
The Company's debt consisted of the following as of March 31, 2025 and December 31, 2024 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at March 31, 2025		Maturity Date	March 31, 2025	December 31, 2024
Revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026 / October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2025	5.15%	(1)	October 2025	14,783	14,783
Term Loan 2027	5.53%	(1)	October 2027	360,000	360,000
Term Loan 2028	3.86%	(1)	January 2028	356,652	356,652
Term Loan 2029	5.15%	(1)	January 2029	185,217	185,217
Unsecured term loans principal				$916,652	$916,652

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Senior unsecured notes
Series B Notes	4.93%		December 2025	2,400	2,400
Senior Notes 2029	6.38%		October 2029	400,000	400,000
Senior unsecured notes principal				$402,400	$402,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	54,864	55,413
Mortgage loans principal				$194,864	$195,413
Total debt principal				$2,263,916	$2,264,465
Unamortized debt premiums, discount and deferred financing costs, net				(16,478)	(17,733)
Debt, net				$2,247,438	$2,246,732
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at March 31, 2025 gives effect to interest rate hedges.
(2)    $48.0 million of the $650.0 million senior unsecured revolving credit facility matures in October 2026, with no option to extend the maturity date, and the remaining $602.0 million matures in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at March 31, 2025 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.

Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures as follows: $48.0 million in October 2026, with no option to extend the maturity date, and $602.0 million in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the "SOFR Adjustment") plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of March 31, 2025, the Company had no outstanding borrowings, $7.4 million of outstanding letters of credit and a borrowing capacity of $642.6 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $7.4 million were outstanding as of March 31, 2025 and December 31, 2024.
As of March 31, 2025, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of March 31, 2025, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of March 31, 2025, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of March 31, 2025, the Company was in compliance with all debt covenants of its term loans.
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
The Convertible Notes are governed by an indenture (the "Base Indenture") between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year, beginning on June 15, 2021. The Convertible Notes will mature on December 15, 2026.

Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest ("common shares") at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of March 31, 2025 and December 31, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount.
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
In connection with the Convertible Notes issuances, the Company entered into privately negotiated capped call transactions (the "Capped Call Transactions") with certain of the underwriters of the offerings of the Convertible Notes or their respective affiliates and other financial institutions. The Capped Call Transactions initially cover, subject to anti-dilution adjustments substantially similar to those applicable to the Convertible Notes, the number of common shares underlying the Convertible Notes. The Capped Call Transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the Convertible Notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted Convertible Notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the Capped Call Transactions is $33.0225 per share.
Senior Unsecured Notes
The Company has $2.4 million of senior unsecured notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025 (the "Series B Notes") and $400.0 million of senior unsecured notes outstanding bearing a fixed interest rate of 6.375% per annum and maturing in October 2029 (the "Senior Notes 2029"). The debt covenants of the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of March 31, 2025, the Company was in compliance with all such covenants.
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

Interest Expense
The components of the Company's interest expense consisted of the following for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Unsecured revolving credit facilities	$497	$498
Unsecured term loan facilities	10,971	18,912
Convertible senior notes	3,281	3,281
Senior unsecured notes	6,192	30
Mortgage debt	3,163	3,225
Amortization of deferred financing fees, (premiums) and discounts	1,910	3,071
Other	1,119	(2,596)
Total interest expense	$27,133	$26,421
Fair Value
The Company estimates the fair value of its fixed rate mortgage loans and senior unsecured notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of March 31, 2025 and December 31, 2024 was $1.1 billion. The fair value of the Company's variable rate debt approximates its carrying value.
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
The Company's interest rate swaps at March 31, 2025 and December 31, 2024 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	March 31, 2025	December 31, 2024
Swap-cash flow	3.22% - 3.25%	October 2025	$200,000	$200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Total			$855,000	$855,000
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
As of March 31, 2025 and December 31, 2024, the Company's interest rate swap assets had an aggregate fair value of $11.0 million and $16.6 million, respectively. None of the Company's interest rate swaps was in a liability position as of March 31, 2025 or December 31, 2024. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $10.3 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Southern Florida/Georgia	$85,455	$80,957
San Diego, CA	75,211	71,495
Boston, MA	46,773	45,920
Los Angeles, CA	34,297	44,209
San Francisco, CA	33,741	30,545
Washington, D.C.	15,000	14,802
Portland, OR	12,797	12,999
Chicago, IL	8,873	8,348
Other(1)	8,119	4,794
Total Revenues	$320,266	$314,069
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
During the three months ended March 31, 2025, the Company repurchased 1,186,797 common shares for an aggregate purchase price of $13.3 million, or an average of approximately $11.23 per share. As of March 31, 2025, $117.6 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2025	March 31, 2025	April 15, 2025
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").
The following preferred shares were outstanding as of March 31, 2025 and December 31, 2024:

Security Type	March 31, 2025	December 31, 2024
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000

The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the "Preferred Shares") rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may redeem the Series E and Series F Preferred Shares at any time. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company’s continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
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
During the three months ended March 31, 2025, no Preferred Shares were repurchased under this program. As of March 31, 2025, $84.2 million of Preferred Shares remained available for repurchase under this program.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2025:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.30% Series F	$0.39	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series G	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
5.70% Series H	$0.36	March 31, 2025	March 31, 2025	April 15, 2025
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
As of March 31, 2025 and December 31, 2024, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of March 31, 2025, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers.

As of March 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of March 31, 2025, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of March 31, 2025, there were 839,121 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity during the three months ended March 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	408,048	$18.07
Granted	164,848	$12.81
Vested	(166,135)	$19.70
Unvested at March 31, 2025	406,761	$15.27
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $0.7 million and $0.8 million, respectively, of share-based compensation expense related to these awards in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
On February 7, 2025, the Board of Trustees approved a target award of 348,332 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2028. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2028 based on the performance criteria defined in the award agreements for the period of performance from January 1, 2025 through December 31, 2027.
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $1.3 million of share-based compensation expense related to performance-based equity awards in the accompanying consolidated statements of operations and comprehensive income.

Long-Term Incentive Partnership Units
As of March 31, 2025, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2026, 2027 and 2028, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company’s common shares on the grant date of $12.81 per unit with an aggregate grant date fair value of $2.0 million.
As of March 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three months ended March 31, 2025 and 2024, the Company recognized approximately $1.2 million and $1.0 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$(43,578)	$(38,981)
Less: Dividends paid on unvested share-based compensation	(9)	(9)
Less: Undistributed earnings attributable to share-based compensation	—	—
Net income (loss) available to common shareholders — basic and diluted	$(43,587)	$(38,990)

Denominator:
Weighted-average number of common shares — basic and diluted	119,204,243	120,085,226

Net income (loss) per share available to common shareholders — basic	$(0.37)	$(0.32)
Net income (loss) per share available to common shareholders — diluted	$(0.37)	$(0.32)
For the three months ended March 31, 2025 and 2024, 1,390,560 and 1,217,150, respectively, unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three months ended March 31, 2025 and 2024, 29,441,175 common shares underlying the Convertible Notes were excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.

Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company’s hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to nine years, not including renewals, and up to 27 years, including renewals. The majority of the Company’s management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company’s management agreements are non-terminable except upon the manager’s breach of a material representation or the manager’s failure to meet performance thresholds as defined in the management agreement.
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
For the three months ended March 31, 2025 and 2024, combined base and incentive management fees were $7.6 million and $8.0 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At March 31, 2025 and December 31, 2024, the Company had $10.1 million and $10.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Long-Term Property Operating and Finance Leases
As of March 31, 2025, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Fixed ground rent	$4,810	$4,796
Variable ground rent	4,186	4,006
Total ground rent	$8,996	$8,802
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2025	2024

Interest paid, net of capitalized interest	$15,445	$23,041
Interest capitalized	$—	$3,670
Income taxes paid (refunded)	$(170)	$—

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,246	$1,248
Distributions payable on preferred shares/units	$10,601	$10,601
Issuance of common shares for Board of Trustees compensation	$745	$745
Accrued additions and improvements to hotel properties	$1,600	$9,551
Write-off of fully amortized deferred financing costs	$—	$682
Write-down of investment	$2,662	$—
Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to Net income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Revenues:
Total revenues	$320,266	$314,069
Less: Corporate and other revenues	378	1,718
Hotel revenues	319,888	312,351
Significant hotel expenses:
Room expenses	58,523	55,023
Food and beverage expenses	64,568	61,014
Hotel general and administrative	29,111	27,572
Hotel sales and marketing	22,955	22,239
Hotel operations and maintenance	30,932	28,726
Hotel management fee	7,949	8,369
Hotel real estate taxes, personal property taxes, property insurance and ground rent	33,047	32,066
Other segment items (1)	11,976	11,238
Hotel EBITDA	60,827	66,104
Depreciation and amortization	(57,543)	(57,209)
Interest expense	(27,133)	(26,421)
Business interruption insurance income	4,303	3,980
Income tax (expense) benefit	3,162	(46)
Corporate and other (2)	(15,796)	(13,928)
Net income (loss)	$(32,180)	$(27,520)
______________________
(1)    Other segment items include expenses incurred for parking, spa, franchise fees and other hotel operating expenses.
(2)    Corporate and other include corporate general and administrative and other operating income and expenses.
Note 14. Subsequent Events
The Company repurchased an aggregate of 111,599 of its common shares at an average price of $8.96 per share subsequent to March 31, 2025.

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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Overview
Our first quarter operating results showed continuing gains in occupancy and ancillary revenue at our resorts and recently redeveloped properties. Our urban properties experienced a decline in total revenue per available room primarily as a result of the reduced travel to Los Angeles due to the wildfires and the renovation and brand conversion of Hyatt Centric Delfina Santa Monica. Our Washington D.C. properties benefited from the inauguration and San Francisco generated strong results driven by a positive convention calendar and rising business demand. With uncertainty around the impact of trade policy and broader economic conditions on business and international inbound travel, near-term forecasting has become more challenging. We remain focused on proactive revenue generation efforts and expense management.
During the three months ended March 31, 2025, we had the following transactions and events:
•We repurchased 1,186,797 common shares for an aggregate purchase price of $13.3 million, or an average of $11.23 per share, under our existing common share repurchase program.
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
Key Indicators of Financial Condition and Operating Performance
We measure hotel results of operations and the operating performance of our business by evaluating financial and non-financial metrics such as room revenue per available room ("RevPAR"); total revenue per available room ("Total RevPAR"); average daily rate ("ADR"); occupancy rate ("Occupancy"); funds from operations ("FFO"); Adjusted FFO; earnings before interest, income taxes, depreciation and amortization ("EBITDA"); and EBITDA for real estate ("EBITDAre"); Adjusted EBITDAre; and hotel-level EBITDA ("Hotel EBITDA"). We evaluate individual hotel and company-wide performance with comparisons to budgets, prior periods and competing properties. ADR, occupancy and RevPAR may be impacted by macroeconomic factors as well as regional and local economies and events. See Non-GAAP Financial Measures for further discussion of FFO, Adjusted FFO, EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA.
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Same-Property Occupancy	61.9%	61.1%
Same-Property ADR	$301.48	$305.47
Same-Property RevPAR	$186.57	$186.58
Same-Property Total RevPAR	$301.22	$295.04
For the three months ended March 31, 2025 and 2024, the above table of hotel operating statistics includes information from all hotels owned as of March 31, 2025, except for Newport Harbor Island Resort due to its redevelopment.
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
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Net income (loss)	$(32,180)	$(27,520)
Adjustments:
Real estate depreciation and amortization	57,487	57,126
FFO	$25,307	$29,606
Distribution to preferred shareholders and unit holders	(11,795)	(11,795)
FFO available to common share and unit holders	$13,512	$17,811
Transaction costs	2	4
Non-cash ground rent on operating and capital leases	1,839	1,873
Management/franchise contract transition costs	5	44
Interest expense adjustment for acquired liabilities	324	263
Finance lease adjustment	755	745
Non-cash amortization of acquired intangibles	(472)	(482)
Early extinguishment of debt	—	1,534
Amortization of share-based compensation expense	3,219	3,060
Hurricane-related costs	—	150
Deferred tax provision (benefit)	(3,105)	—
Unrealized loss on investment	2,662	—
Adjusted FFO available to common share and unit holders	$18,741	$25,002
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We calculate EBITDAre in accordance with standards established by Nareit. EBITDAre is defined as EBITDA as adjusted for gain on sale of hotel properties and impairment loss. Adjusted EBITDAre is defined as EBITDAre, as adjusted for transaction costs, non-cash ground rent on operating and capital leases, management/franchise contract transition costs, non-cash amortization of acquired intangibles, gain on insurance settlement, amortization of share-based compensation expense and hurricane-related costs. Hotel EBITDA is defined as Adjusted EBITDAre plus corporate general and administrative expenses less interest income, business interruption insurance income and other. We believe that EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA provide investors useful financial measures to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Net income (loss)	$(32,180)	$(27,520)
Adjustments:
Interest expense	27,133	26,421
Income tax expense (benefit)	(3,162)	46
Depreciation and amortization	57,543	57,209
EBITDA and EBITDAre	$49,334	$56,156
Transaction costs	2	4
Non-cash ground rent on operating and capital leases	1,839	1,873
Management/franchise contract transition costs	5	44
Non-cash amortization of acquired intangibles	(472)	(482)
Amortization of share-based compensation expense	3,219	3,060
Hurricane-related costs	—	150
Unrealized loss on investment	2,662	—
Adjusted EBITDAre	$56,589	$60,805
Business interruption insurance income	(4,303)	(3,980)
Corporate general and administrative and other	8,541	9,279
Hotel EBITDA	$60,827	$66,104
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
Results of Operations
At March 31, 2025 and 2024, our consolidated financial statements included the operations of 46 hotel properties, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three months ended March 31, 2025 and 2024. As there were no properties acquired or disposed in 2025 or 2024, there were no "non-comparable properties" for the periods indicated.
Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024
Revenues — Total revenues increased by $6.2 million primarily due to an increase at LaPlaya Beach Resort & Club, where the Beach House was closed in 2024 due to hurricane damage and substantially reopened in 2025, at Estancia La Jolla Hotel & Spa which was under renovation in 2024 and at Newport Harbor Island Resort which was closed for renovation in 2024. This increase was partially offset by lower revenue at Hyatt Centric Delfina Santa Monica which continued to ramp up from the brand conversion to Hyatt as well as the rooms renovation which was a part of this conversion.
Hotel operating expenses — Total hotel operating expenses increased by $11.2 million primarily due to increased operations at LaPlaya Beach Resort & Club, Estancia La Jolla Hotel & Spa and Newport Harbor Island Resort, as well as an increase in wage rates and benefits at many of the properties.
Depreciation and amortization — Depreciation and amortization expense increased by $0.3 million which is consistent with 2024.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $0.9 million due to slightly higher property insurance premiums.
General and administrative — General and administrative expenses increased by $1.0 million primarily due to an increase in legal costs in 2025. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Business interruption insurance income — We recognized business interruption insurance income in 2025 and 2024 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses decreased by $1.0 million primarily due to lower preopening and management transition costs.

Interest expense — Interest expense increased by $0.7 million due to interest being capitalized related to our Newport Harbor Island Resort renovation in 2024 and no interest capitalized in 2025 which was offset by lower interest rates in 2025.
Other — Other changed from income of $0.3 million in the first quarter of 2024 to a loss of $1.0 million as a result of the partial write-down of the Company's investment in Fifth Wall Late-Stage Climate Technology Fund, L.P., offset by higher interest income in 2025 due to higher excess cash balances.
Income tax (expense) benefit — The income tax benefit in 2025 was a result of a loss on Pebblebrook Hotel Lessee, Inc. in the first quarter of 2025. In the first quarter of 2024, the Company recorded a valuation allowance offsetting the income tax benefit.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before March 31, 2026) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $860.8 million as of March 31, 2025, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of March 31, 2025, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, senior unsecured notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.3 billion as of March 31, 2025, as summarized below:

March 31, 2025
(in thousands)
Revolving credit facilities	$—
Term loans	916,652
Convertible senior notes	750,000
Senior unsecured notes	402,400
Mortgage loans	194,864
Total debt at face value	$2,263,916
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of March 31, 2025 will be $2.6 billion through their maturity, with $19.4 million of principal and $98.7 million of interest payable on or before March 31, 2026. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loans.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of March 31, 2025, none of the mortgage loans were in a cash trap.
Long-term operating and finance lease obligations
Our properties that are subject to long-term operating or finance leases, as noted in Note 11. Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, may require minimum fixed rent payments, percentage rent payments based on a percentage of revenues in excess of certain thresholds or rent payments equal to the greater of a minimum fixed rent or percentage rent. Minimum fixed rent may be adjusted annually by increases in consumer price index ("CPI") and may be subject to minimum and maximum increases.
Future fixed minimum payments associated with our long-term operating and finance leases total $1.8 billion as of March 31, 2025, with $23.5 million payable on or before March 31, 2026.
Purchase commitments
As of March 31, 2025, we had $5.0 million of outstanding purchase commitments, all of which will be paid on or before March 31, 2026. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before March 31, 2026 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $50.3 million for the three months ended March 31, 2025 and $46.0 million for the three months ended March 31, 2024. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash used in investing activities was $20.9 million for the three months ended March 31, 2025 and $38.5 million for the three months ended March 31, 2024. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of capital improvements and additions to our properties.
•During the three months ended March 31, 2025, we invested $20.7 million in improvements to our hotel properties.
•During the three months ended March 31, 2024, we invested $49.5 million in improvements to our hotel properties and received $11.5 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $28.9 million for the three months ended March 31, 2025 and $136.2 million for the three months ended March 31, 2024. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the three months ended March 31, 2025, we repaid $0.5 million in debt, repurchased $14.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards and paid $13.0 million in preferred and common distributions.

•During the three months ended March 31, 2024, we repaid $110.3 million in debt, repurchased $6.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $5.5 million in deferred financing costs and paid $13.0 million in preferred and common distributions.
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
Certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if any, to complete a property improvement plan ("PIP") in order to bring the hotel property up to the franchisor’s or brand’s standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility or proceeds from new debt or equity offerings.
For the three months ended March 31, 2025, we invested $20.7 million in capital investments (or $16.7 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and improve our properties, including the renovations of Hyatt Centric Delfina Santa Monica, Skamania Lodge, Argonaut Hotel and Paradise Point Resort & Spa.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $65.0 million to $75.0 million in capital investments in 2025, which includes normal hotel capital refurbishments and repositioning projects at Hyatt Centric Delfina Santa Monica, Paradise Point Resort & Spa, Chaminade Resort & Spa and Argonaut Hotel and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club.
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
During the three months ended March 31, 2025, we repurchased 1,186,797 common shares for an aggregate purchase price of $13.3 million, or an average of approximately $11.23 per share. As of March 31, 2025, $117.6 million of common shares remained available for repurchase under this program.
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
During the three months ended March 31, 2025, no preferred shares were repurchased under this program. As of March 31, 2025, $84.2 million of preferred shares remained available for repurchase under this program.
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
As of March 31, 2025, we have interest rate swap agreements with an aggregate notional amount of $855.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2025, $201.7 million, or 8.9%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by approximately $0.2 million, respectively.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2025 - January 31, 2025	70,706	$13.55	—	$—
February 1, 2025 - February 28, 2025	25,118	$12.81	—	$—
March 1, 2025 - March 31, 2025	1,186,797	$11.23	1,186,797	$—
Total	1,282,621	$11.39	1,186,797	$117.6
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2025, $117.6 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$—
February 1, 2025 - February 28, 2025	—	$—	—	$—
March 1, 2025 - March 31, 2025	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2025, $84.2 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

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

3.7	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.2	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.4	Form of note of 6.375% Senior Notes due 2029 (included in Indenture in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

†	Filed herewith.
††	Furnished herewith.
'(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	May 1, 2025	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board