Form 10-Q
period 2025-06-30
Pebblebrook Hotel Trust
filed 2025-07-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2025
Common shares of beneficial interest ($0.01 par value per share)	118,574,301

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,249,485	$5,319,029
Cash and cash equivalents	256,130	206,650
Restricted cash	11,008	10,941
Hotel receivables (net of allowance for doubtful accounts of $311 and $439, respectively)	49,691	39,125
Prepaid expenses and other assets	86,996	117,593
Total assets	$5,653,310	$5,693,338
LIABILITIES AND EQUITY
Debt	$2,248,135	$2,246,732
Accounts payable, accrued expenses and other liabilities	232,139	222,230
Lease liabilities - operating leases	320,749	320,741
Deferred revenues	99,109	92,347
Accrued interest	10,221	11,549
Distribution payable	11,856	11,865
Total liabilities	2,922,209	2,905,464
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $690,000 at June 30, 2025 and December 31, 2024), 100,000,000 shares authorized; 27,600,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	276	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 118,166,806 and 119,285,394 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,182	1,193
Additional paid-in capital	4,061,670	4,072,265
Accumulated other comprehensive income (loss)	6,870	16,550
Distributions in excess of retained earnings	(1,431,394)	(1,392,860)
Total shareholders’ equity	2,638,604	2,697,424
Non-controlling interests	92,497	90,450
Total equity	2,731,101	2,787,874
Total liabilities and equity	$5,653,310	$5,693,338

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Room	$257,600	$253,778	$454,610	$451,878
Food and beverage	105,994	101,520	192,304	182,615
Other operating	43,943	41,812	80,889	76,686
Total revenues	407,537	397,110	727,803	711,179
Expenses:
Hotel operating expenses:
Room	67,732	65,003	126,255	120,026
Food and beverage	72,658	70,921	137,226	131,935
Other direct and indirect	113,396	111,733	217,519	211,752
Total hotel operating expenses	253,786	247,657	481,000	463,713
Depreciation and amortization	57,645	57,296	115,188	114,505
Real estate taxes, personal property taxes, property insurance, and ground rent	33,978	25,002	67,251	57,407
General and administrative	12,504	11,946	25,730	24,123
Business interruption insurance income	(3,242)	(7,301)	(7,545)	(11,281)
Other operating expenses	478	1,539	1,028	3,120
Total operating expenses	355,149	336,139	682,652	651,587
Operating income (loss)	52,388	60,971	45,151	59,592
Interest expense	(27,282)	(27,939)	(54,415)	(54,360)
Other, net	1,991	217	1,019	543
Income (loss) before income taxes	27,097	33,249	(8,245)	5,775
Income tax (expense) benefit	(7,812)	(1,010)	(4,650)	(1,056)
Net income (loss)	19,285	32,239	(12,895)	4,719
Net income (loss) attributable to non-controlling interests	1,229	1,303	1,996	2,133
Net income (loss) attributable to the Company	18,056	30,936	(14,891)	2,586
Distributions to preferred shareholders	(10,632)	(10,632)	(21,263)	(21,263)
Net income (loss) attributable to common shareholders	$7,424	$20,304	$(36,154)	$(18,677)

Net income (loss) per share available to common shareholders, basic	$0.06	$0.17	$(0.30)	$(0.16)
Net income (loss) per share available to common shareholders, diluted	$0.06	$0.16	$(0.30)	$(0.16)
Weighted-average number of common shares, basic	118,172,417	120,094,380	118,685,483	120,089,803
Weighted-average number of common shares, diluted	118,383,446	149,744,864	118,685,483	120,089,803

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income (loss)	$19,285	$32,239	$(12,895)	$4,719
Other comprehensive income (loss):
Change in fair value of derivative instruments	(122)	4,168	(1,962)	17,244
Amounts reclassified from other comprehensive income	(3,939)	(5,969)	(7,739)	(12,304)
Comprehensive income (loss)	15,224	30,438	(22,596)	9,659
Comprehensive income (loss) attributable to non-controlling interests	1,190	1,288	2,011	2,166
Comprehensive income (loss) attributable to the Company	$14,034	$29,150	$(24,607)	$7,493

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	27,600,000	$276	118,278,405	$1,183	$4,060,426	$10,892	$(1,437,622)	$2,635,155	$91,261	$2,726,416
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Repurchase of common shares	—	—	(111,599)	(1)	(999)	—	—	(1,000)	—	(1,000)
Share-based compensation	—	—	—	—	2,284	—	—	2,284	1,238	3,522
Distributions on common shares/units	—	—	—	—	—	—	(1,196)	(1,196)	(28)	(1,224)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,632)	(10,632)	(1,164)	(11,796)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(83)	—	(83)	(39)	(122)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(3,939)	—	(3,939)	—	(3,939)
Net income (loss)	—	—	—	—	—	—	18,056	18,056	1,229	19,285
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101

	For the three months ended June 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	27,600,000	$276	120,094,380	$1,201	$4,074,898	$31,067	$(1,381,450)	$2,725,992	$87,517	$2,813,509
Share-based compensation	—	—	—	—	2,462	—	—	2,462	1,061	3,523
Distributions on common shares/units	—	—	—	—	—	—	(1,213)	(1,213)	(26)	(1,239)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,632)	(10,632)	(1,164)	(11,796)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	4,183	—	4,183	(15)	4,168
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,969)	—	(5,969)	—	(5,969)
Net income (loss)	—	—	—	—	—	—	30,936	30,936	1,303	32,239
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,394,220)	(14)	(15,598)	—	—	(15,612)	—	(15,612)
Share-based compensation	—	—	221,181	2	4,336	—	—	4,338	2,404	6,742
Distributions on common shares/units	—	—	—	—	—	—	(2,380)	(2,380)	(40)	(2,420)
Distributions on preferred shares/units	—	—	—	—	—	—	(21,263)	(21,263)	(2,328)	(23,591)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,941)	—	(1,977)	15	(1,962)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(7,739)	—	(7,739)	—	(7,739)
Net income (loss)	—	—	—	—	—	—	(14,891)	(14,891)	1,996	(12,895)
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101

	For the six months ended June 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(387,651)	(4)	(6,847)	—	—	(6,851)	—	(6,851)
Share-based compensation	—	—	243,185	2	4,551	—	—	4,553	2,030	6,583
Distributions on common shares/units	—	—	—	—	—	—	(2,418)	(2,418)	(37)	(2,455)
Distributions on preferred shares/units	—	—	—	—	—	—	(21,263)	(21,263)	(2,328)	(23,591)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	17,211	—	17,211	33	17,244
Amounts reclassified from other comprehensive income	—	—	—	—	—	(12,304)	—	(12,304)	—	(12,304)
Net income (loss)	—	—	—	—	—	—	2,586	2,586	2,133	4,719
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$(12,895)	$4,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,188	114,505
Provision for deferred income taxes	3,334	—
Share-based compensation	6,742	6,583
Amortization of deferred financing costs, non-cash interest and other amortization	5,889	6,685
Non-cash ground rent	4,881	4,924
Other adjustments	(230)	(2,783)
Changes in assets and liabilities:
Hotel receivables	(10,438)	(19,297)
Prepaid expenses and other assets	10,552	10,419
Accounts payable and accrued expenses	9,242	(5,843)
Deferred revenues	8,618	9,759
Net cash provided by (used in) operating activities	140,883	129,671
Investing activities:
Improvements and additions to hotel properties	(49,508)	(82,672)
Property insurance proceeds	2,386	21,529
Other investing activities	(382)	(560)
Net cash provided by (used in) investing activities	(47,504)	(61,703)
Financing activities:
Payment of deferred financing costs	(78)	(5,509)
Repayments of debt	(1,098)	(110,859)
Repurchases of common shares	(15,612)	(6,851)
Distributions — common shares/units	(2,412)	(2,444)
Distributions — preferred shares/units	(23,591)	(23,591)
Other financing activities	(1,041)	(1,177)
Net cash provided by (used in) financing activities	(43,832)	(150,431)
Net change in cash and cash equivalents and restricted cash	49,547	(82,463)
Cash and cash equivalents and restricted cash, beginning of year	217,591	193,641
Cash and cash equivalents and restricted cash, end of period	$267,138	$111,178

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
As of June 30, 2025, the Company owned interests in 46 hotels with a total of 11,937 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2025, the Company owned 99.0% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.0% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
New Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company's adoption of ASU 2023-09 in its Annual Report on Form 10-K for the year ended December 31, 2025 will not have a material impact on its consolidated financial statements and disclosures.
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
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The amendments should be applied either prospectively or retrospectively. The Company is currently assessing the impacts of adopting ASU 2024-04 on its consolidated financial statements and disclosures.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
The Company did not acquire any hotel properties during the six months ended June 30, 2025 or 2024.
Dispositions
The Company did not dispose of any hotel properties during the six months ended June 30, 2025 or 2024.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land	$800,517	$800,143
Buildings and improvements	5,101,506	5,062,727
Furniture, fixtures and equipment	550,096	539,616
Finance lease asset	91,181	91,181
Construction in progress	5,396	5,066
	$6,548,696	$6,498,733
Operating lease, right-of-use asset	346,348	351,150
Investment in hotel properties	$6,895,044	$6,849,883
Less: Accumulated depreciation	(1,645,559)	(1,530,854)
Investment in hotel properties, net	$5,249,485	$5,319,029
Hurricane Helene and Hurricane Milton
On September 26, 2024, LaPlaya Beach Resort & Club ("LaPlaya") in Naples, FL was impacted by Hurricane Helene and, on October 9, 2024, was also impacted by Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. LaPlaya closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. The resort is now substantially open.
The Company’s insurance policies provide coverage for property damage, business interruption and other costs that are incurred relating to damages sustained in excess of the applicable deductibles. For the six months ended June 30, 2025, the Company recognized $7.5 million of business interruption insurance income. The Company recorded an insurance receivable for the remediation costs incurred and the estimate of the book value of the property and equipment written off in excess of the applicable deductibles. Through June 30, 2025, the Company received a total of $18.2 million in preliminary advances from the insurance providers. The Company is continuing to evaluate the financial impact of Hurricanes Helene and Milton and its ability to recover, through insurance policies, any loss due to business interruption or damage to LaPlaya.
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
During the six months ended June 30, 2025 and 2024, no impairment losses were incurred.
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
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2025, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $44.3 million. As of December 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $44.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
The Company's debt consisted of the following as of June 30, 2025 and December 31, 2024 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at June 30, 2025		Maturity Date	June 30, 2025	December 31, 2024
Unsecured revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026 / October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2025	5.16%	(1)	October 2025	14,783	14,783
Term Loan 2027	5.29%	(1)	October 2027	360,000	360,000
Term Loan 2028	3.86%	(1)	January 2028	356,652	356,652
Term Loan 2029	5.16%	(1)	January 2029	185,217	185,217
Unsecured term loans principal				$916,652	$916,652

Convertible senior notes principal	1.75%		December 2026	$750,000	$750,000

Unsecured senior notes
Series B Notes	4.93%		December 2025	2,400	2,400
Senior Notes 2029	6.38%		October 2029	400,000	400,000
Unsecured senior notes principal				$402,400	$402,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	54,315	55,413
Mortgage loans principal				$194,315	$195,413
Total debt principal				$2,263,367	$2,264,465
Unamortized debt premium and deferred financing costs, net				(15,232)	(17,733)
Debt, net				$2,248,135	$2,246,732
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at June 30, 2025 gives effect to interest rate hedges.
(2)    $48.0 million of the $650.0 million senior unsecured revolving credit facility matures in October 2026, with no option to extend the maturity date, and the remaining $602.0 million matures in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at June 30, 2025 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.

Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures as follows: $48.0 million in October 2026, with no option to extend the maturity date, and $602.0 million in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the "SOFR Adjustment") plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of June 30, 2025, the Company had no outstanding borrowings, $7.9 million of outstanding letters of credit and a borrowing capacity of $642.1 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $7.9 million and $7.4 million were outstanding as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of June 30, 2025, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of June 30, 2025, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of June 30, 2025, the Company was in compliance with all debt covenants of its term loans.
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

Prior to June 15, 2026, the Convertible Notes will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes into the Company’s common shares of beneficial interest ("common shares") at the applicable conversion rate at any time at their election two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. As of June 30, 2025 and December 31, 2024, the if-converted value of the Convertible Notes did not exceed the principal amount.
The Company may redeem for cash all or a portion of the Convertible Notes, at its option, upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes may be increased.
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
Unsecured Senior Notes
The Company has $2.4 million of unsecured senior notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025 (the "Series B Notes") and $400.0 million of unsecured senior notes outstanding bearing a fixed interest rate of 6.375% per annum and maturing in October 2029 (the "Senior Notes 2029"). The debt covenants of the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of June 30, 2025, the Company was in compliance with all such covenants.
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

Interest Expense
The components of the Company's interest expense consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Unsecured revolving credit facilities	$502	$497	$999	$995
Unsecured term loans	10,956	19,215	21,927	38,127
Convertible senior notes	3,282	3,282	6,563	6,563
Unsecured senior notes	6,405	29	12,597	59
Mortgage loans	3,191	3,218	6,354	6,443
Amortization of debt (premiums) and deferred financing fees	1,911	1,537	3,821	4,608
Other	1,035	161	2,154	(2,435)
Total interest expense	$27,282	$27,939	$54,415	$54,360
Fair Value
The Company estimates the fair value of its fixed rate mortgage loans and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of June 30, 2025 and December 31, 2024 was $1.2 billion and $1.1 billion, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
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
The Company's interest rate swaps at June 30, 2025 and December 31, 2024 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	June 30, 2025	December 31, 2024
Swap-cash flow	3.22% - 3.25%	October 2025	$200,000	$200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	—
Total			$955,000	$855,000
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
As of June 30, 2025 and December 31, 2024, the Company's interest rate swap assets had an aggregate fair value of $7.4 million and $16.6 million, respectively. As of June 30, 2025 and December 31, 2024, the Company's interest rate swap liabilities had an aggregate fair value of $0.5 million and zero, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $8.1 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
San Diego, CA	$86,700	$84,983	$161,911	$156,478
Southern Florida/Georgia	70,951	68,934	156,406	149,891
Boston, MA	80,956	79,958	127,729	125,878
Los Angeles, CA	44,630	48,599	78,927	92,808
San Francisco, CA	37,309	32,874	71,050	63,419
Washington, D.C.	20,425	22,102	35,425	36,904
Portland, OR	21,581	21,528	34,378	34,527
Chicago, IL	24,748	23,172	33,621	31,520
Other(1)	20,237	14,960	28,356	19,754
Total Revenues	$407,537	$397,110	$727,803	$711,179
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
During the six months ended June 30, 2025, the Company repurchased 1,298,396 common shares for an aggregate purchase price of $14.3 million, or an average of approximately $11.04 per share. As of June 30, 2025, $116.6 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2025	March 31, 2025	April 15, 2025
$0.01	June 30, 2025	June 30, 2025	July 15, 2025
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").

The following preferred shares were outstanding as of June 30, 2025 and December 31, 2024:

Security Type	June 30, 2025	December 31, 2024
6.375% Series E	4,400,000	4,400,000
6.30% Series F	6,000,000	6,000,000
6.375% Series G	9,200,000	9,200,000
5.70% Series H	8,000,000	8,000,000
	27,600,000	27,600,000
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
During the six months ended June 30, 2025, no Preferred Shares were repurchased under this program. As of June 30, 2025, $84.2 million of Preferred Shares remained available for repurchase under this program.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2025:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series E	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
6.30% Series F	$0.39	March 31, 2025	March 31, 2025	April 15, 2025
6.30% Series F	$0.39	June 30, 2025	June 30, 2025	July 15, 2025
6.375% Series G	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series G	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
5.70% Series H	$0.36	March 31, 2025	March 31, 2025	April 15, 2025
5.70% Series H	$0.36	June 30, 2025	June 30, 2025	July 15, 2025

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
As of June 30, 2025 and December 31, 2024, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of June 30, 2025, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers.
As of June 30, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of June 30, 2025 and December 31, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
On May 23, 2025, shareholders of the Company approved an amendment to the Plan which increased the aggregate number of equity-based awards that may be issued under the Plan by 3,000,000 shares and extended the time period during which awards may be granted until June 30, 2036.
As of June 30, 2025, there were 3,838,871 common shares available for issuance under the Plan.

Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity during the six months ended June 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	408,048	$18.07
Granted	165,098	$12.81
Vested	(166,135)	$19.70
Unvested at June 30, 2025	407,011	$15.27
For the three and six months ended June 30, 2025, the Company recognized approximately $0.8 million and $1.5 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and six months ended June 30, 2024, the Company recognized approximately $0.9 million and $1.7 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and six months ended June 30, 2025, the Company recognized approximately $1.5 million and $2.8 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and six months ended June 30, 2024, the Company recognized approximately $1.6 million and $2.9 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of June 30, 2025, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of June 30, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and six months ended June 30, 2025, the Company recognized approximately $1.2 million and $2.4 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$7,424	$20,304	$(36,154)	$(18,677)
Less: Dividends paid on unvested share-based compensation	(8)	(10)	(17)	(19)
Less: Undistributed earnings attributable to share-based compensation	(45)	(147)	—	—
Net income (loss) available to common shareholders — basic	$7,371	$20,147	$(36,171)	$(18,696)

Plus: Interest expense on convertible notes	—	3,281	—	—
Net income (loss) available to common shareholders — diluted	$7,371	$23,428	$(36,171)	$(18,696)

Denominator:
Weighted-average number of common shares — basic	118,172,417	120,094,380	118,685,483	120,089,803
Effect of dilutive share-based compensation	211,029	209,309	—	—
Effect of dilutive convertible notes	—	29,441,175	—	—
Weighted-average number of common shares — diluted	118,383,446	149,744,864	118,685,483	120,089,803

Net income (loss) per share available to common shareholders — basic	$0.06	$0.17	$(0.30)	$(0.16)
Net income (loss) per share available to common shareholders — diluted	$0.06	$0.16	$(0.30)	$(0.16)
For the three and six months ended June 30, 2025, 998,501 and 1,390,978, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, 617,561 and 1,217,668, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three and six months ended June 30, 2025, 29,441,175 of common shares underlying the Convertible Notes were excluded from diluted shares as their effect would have been anti-dilutive. For the three and six months ended June 30, 2024, zero and 29,441,175, respectively, of common shares underlying the Convertible Notes were excluded from diluted shares as their effect would have been anti-dilutive.
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
For the three and six months ended June 30, 2025, combined base and incentive management fees were $11.2 million and $18.8 million, respectively. For the three and six months ended June 30, 2024, combined base and incentive management fees were $11.2 million and $19.2 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At June 30, 2025 and December 31, 2024, the Company had $11.0 million and $10.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Long-Term Property Operating and Finance Leases
As of June 30, 2025, the following hotels were subject to leases as follows:

Lease Properties	Lease Type	Lease Expiration Date
Restaurant at Southernmost Beach Resort	Operating lease	April 2029
Paradise Point Resort & Spa	Operating lease	May 2050
Harbor Court Hotel San Francisco	Finance lease	August 2052
Hotel Monaco Washington DC	Operating lease	November 2059
Argonaut Hotel	Operating lease	December 2059
Hotel Zephyr Fisherman's Wharf and Retail	Operating lease	February 2062
Viceroy Santa Monica Hotel	Operating lease	September 2065
Estancia La Jolla Hotel & Spa	Operating lease	January 2066
San Diego Mission Bay Resort	Operating lease	July 2068
1 Hotel San Francisco	Operating lease	March 2070	(1)
Hyatt Regency Boston Harbor	Operating lease	April 2077
The Westin Copley Place, Boston	Operating lease	December 2077	(2)
The Liberty, a Luxury Collection Hotel, Boston	Operating lease	May 2080
Jekyll Island Club Resort and Restaurant	Operating lease	January 2089
80 Rooms at Hotel Zeppelin San Francisco	Operating and finance lease	June 2089	(4)
Hotel Zelos San Francisco	Operating lease	June 2097
Hotel Palomar Los Angeles Beverly Hills	Operating lease	January 2107	(3)
Margaritaville Hollywood Beach Resort	Operating lease	July 2112
______________________
(1)     The expiration date assumes the exercise of a 14-year extension option.
(2)     No payments are required through maturity.
(3)     The expiration date assumes the exercise of all 19 five-year extension options.
(4)     Property is owned, with the exception of 80 rooms in an adjoining building that are subject to a lease agreement. The expiration date assumes the exercise of a 30-year extension option.
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
The components of ground rent expense for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Fixed ground rent	$4,825	$4,796	$9,635	$9,592
Variable ground rent	5,128	5,057	9,314	9,063
Total ground rent	$9,953	$9,853	$18,949	$18,655
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
Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2025	2024

Interest paid, net of capitalized interest	$51,068	$53,709
Interest capitalized	$—	$4,708
Income taxes paid (refunded)	$779	$370

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,255	$1,256
Distributions payable on preferred shares/units	$10,601	$10,601
Issuance of common shares for Board of Trustees compensation	$745	$745
Accrued additions and improvements to hotel properties	$455	$6,126
Write-off of fully amortized deferred financing costs	$—	$682
Write-down of investment	$2,662	$—

Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to net income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Total revenues	$407,537	$397,110	$727,803	$711,179
Less: Corporate and other revenues	209	1,364	587	3,082
Hotel revenues	407,328	395,746	727,216	708,097
Significant hotel expenses:
Room expenses	67,732	65,003	126,255	120,026
Food and beverage expenses	72,658	70,921	137,226	131,935
Hotel general and administrative	31,579	31,224	60,690	58,796
Hotel sales and marketing	25,083	24,414	48,038	46,653
Hotel operations and maintenance	30,963	30,185	61,895	58,911
Hotel management fee	11,636	11,578	19,585	19,947
Hotel real estate taxes, personal property taxes, property insurance and ground rent	34,063	24,319	67,110	56,385
Other segment items (1)	12,635	12,635	24,611	23,873
Hotel EBITDA	120,979	125,467	181,806	191,571
Depreciation and amortization	(57,645)	(57,296)	(115,188)	(114,505)
Interest expense	(27,282)	(27,939)	(54,415)	(54,360)
Business interruption insurance income	3,242	7,301	7,545	11,281
Income tax (expense) benefit	(7,812)	(1,010)	(4,650)	(1,056)
Corporate and other (2)	(12,197)	(14,284)	(27,993)	(28,212)
Net income (loss)	$19,285	$32,239	$(12,895)	$4,719
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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, timing and extent of debt refinancings, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•risks associated with the hotel industry, including competition; changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S.; increases in employment costs, energy costs and other operating costs; and decreases in demand caused by events beyond our control, including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
•world events impacting the ability or desire of people to travel;
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

Overview
Our second quarter operating results exceeded our outlook, led by a strong rebound in San Francisco. In addition, our recently redeveloped properties are gaining momentum and market share, with Newport Harbor Island Resort delivering results well above our expectations in its first full year of operations following the comprehensive transformation completed last spring. Our Los Angeles properties continued to be challenged as the city recovered from the wildfires in early 2025 and the ramp-up of Hyatt Centric Delfina Santa Monica following its renovation and brand conversion. Our Washington D.C. properties benefited from the inauguration in the first quarter and San Francisco generated strong results driven by a positive convention calendar and rising business demand. We remain cautious given the broader economic backdrop and evolving trade and policy risks. We will continue to operate with discipline, and we remain focused on proactive revenue-generation efforts and expense management.
During the six months ended June 30, 2025, we had the following transactions and events:
•We repurchased 1,298,396 common shares for an aggregate purchase price of $14.3 million, or an average of $11.04 per share, under our existing common share repurchase program.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2025 and 2024:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Same-Property Occupancy	78.2%	76.3%	70.1%	68.7%
Same-Property ADR	$302.50	$308.09	$302.05	$306.92
Same-Property RevPAR	$236.56	$235.09	$211.71	$210.84
Same-Property Total RevPAR	$370.93	$366.10	$336.27	$330.58
For the three and six months ended June 30, 2025 and 2024, the above table of hotel operating statistics includes information from all hotels owned as of June 30, 2025, except for Newport Harbor Island Resort due to its redevelopment.
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
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$19,285	$32,239	$(12,895)	$4,719
Adjustments:
Real estate depreciation and amortization	57,584	57,215	115,071	114,341
FFO	$76,869	$89,454	$102,176	$119,060
Distribution to preferred shareholders and unit holders	(11,796)	(11,796)	(23,591)	(23,591)
FFO available to common share and unit holders	$65,073	$77,658	$78,585	$95,469
Transaction costs	55	40	57	44
Non-cash ground rent on operating and capital leases	1,823	1,872	3,662	3,745
Management/franchise contract transition costs	—	—	5	44
Interest expense adjustment for acquired liabilities	237	368	561	631
Finance lease adjustment	758	747	1,513	1,492
Non-cash amortization of acquired intangibles	(465)	(481)	(937)	(963)
Early extinguishment of debt	—	—	—	1,534
Amortization of share-based compensation expense	3,522	3,523	6,741	6,583
Hurricane-related costs	—	33	—	183
Deferred tax provision (benefit)	6,439	—	3,334	—
Unrealized loss on investment	—	—	2,662	—
Adjusted FFO available to common share and unit holders	$77,442	$83,760	$96,183	$108,762
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

The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net income (loss)	$19,285	$32,239	$(12,895)	$4,719
Adjustments:
Interest expense	27,282	27,939	54,415	54,360
Income tax expense (benefit)	7,812	1,010	4,650	1,056
Depreciation and amortization	57,645	57,296	115,188	114,505
EBITDA and EBITDAre	$112,024	$118,484	$161,358	$174,640
Transaction costs	55	40	57	44
Non-cash ground rent on operating and capital leases	1,823	1,872	3,662	3,745
Management/franchise contract transition costs	—	—	5	44
Non-cash amortization of acquired intangibles	(465)	(481)	(937)	(963)
Amortization of share-based compensation expense	3,522	3,523	6,741	6,583
Hurricane-related costs	—	33	—	183
Unrealized loss on investment	—	—	2,662	—
Adjusted EBITDAre	$116,959	$123,471	$173,548	$184,276
Business interruption insurance income	(3,242)	(7,301)	(7,545)	(11,281)
Corporate general and administrative and other	7,262	9,297	15,803	18,576
Hotel EBITDA	$120,979	$125,467	$181,806	$191,571
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
Results of Operations
At June 30, 2025 and 2024, our consolidated financial statements included the operations of 46 hotel properties, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three and six months ended June 30, 2025 and 2024. As there were no properties acquired or disposed in 2025 or 2024, there were no "non-comparable properties" for the periods indicated.
Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024
Revenues — Total revenues increased by $10.4 million primarily due to an increase at Newport Harbor Island Resort which was closed for renovation in 2024, and demand increases at Hotel Zelos San Francisco, 1 Hotel San Francisco, and Jekyll Island Club Resort. This increase was partially offset by lower revenue at Hyatt Centric Delfina Santa Monica, which continued to ramp up from its room renovation and conversion to the Hyatt brand.
Hotel operating expenses — Total hotel operating expenses increased by $6.1 million primarily due to increased operations at Newport Harbor Island Resort, and an increase in wage rates and benefits at many of our properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $9.0 million primarily due to an increase in real estate tax assessments in 2025. In 2024, several California properties had lower property taxes as a result of the settlement of appeals from previous years.
Business interruption insurance income — We recognized business interruption insurance income in 2025 and 2024 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses decreased by $1.1 million primarily due to a decrease in preopening expenses.
Other, net — Other, net increased by $1.8 million due to interest income earned on excess cash balances.
Income tax (expense) benefit — Income tax (expense) benefit increased by $6.8 million in 2025 as a result of taxable income of Pebblebrook Hotel Lessee, Inc. in the second quarter of 2025. In the second quarter of 2024, the deferred income tax of Pebblebrook Hotel Lessee, Inc. partially reduced the valuation allowance.

Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024
Revenues — Total revenues increased by $16.6 million primarily due to increases at Newport Harbor Island Resort, which was closed for renovation for part of 2024; LaPlaya Beach Resort & Club, where the Beach House was closed in 2024 due to hurricane damage and substantially reopened in 2025; Estancia La Jolla Hotel & Spa, which was under renovation in 2024; and demand increases at 1 Hotel San Francisco and The Westin Copley Place, Boston. This increase was partially offset by lower revenue at Hyatt Centric Delfina Santa Monica, which continued to ramp up from its room renovation and conversion to the Hyatt brand.
Hotel operating expenses — Total hotel operating expenses increased by $17.3 million primarily due to increased operations at Newport Harbor Island Resort, The Westin Copley Place, Boston, and LaPlaya Beach Resort & Club, as well as an increase in wage rates and benefits at many of our properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $9.8 million primarily due to an increase in real estate tax assessments in 2025. In 2024, several California properties had lower property taxes as a result of the settlement of appeals from previous years.
General and administrative — General and administrative expenses increased by $1.6 million primarily due to an increase in legal costs in 2025. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Business interruption insurance income — We recognized business interruption insurance income in 2025 and 2024 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club.
Other operating expenses — Other operating expenses decreased by $2.1 million primarily due to a decrease in preopening expenses.
Income tax (expense) benefit — Income tax (expense) benefit increased by $3.6 million due to an increase in taxable income of Pebblebrook Hotel Lessee, Inc. In the second quarter of 2024, the deferred income tax of Pebblebrook Hotel Lessee, Inc. partially reduced the valuation allowance.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before June 30, 2026) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $909.2 million as of June 30, 2025, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of June 30, 2025, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.3 billion as of June 30, 2025, as summarized below:

June 30, 2025
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	916,652
Convertible senior notes	750,000
Unsecured senior notes	402,400
Mortgage loans	194,315
Total debt at face value	$2,263,367
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of June 30, 2025 will be $2.6 billion through their maturity, with $19.2 million of principal and $99.3 million of interest payable on or before June 30, 2026. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loans.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of June 30, 2025, none of the mortgage loans were in a cash trap.
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
Future fixed minimum payments associated with our long-term operating and finance leases total $1.8 billion as of June 30, 2025, with $23.5 million payable on or before June 30, 2026.
Purchase commitments
As of June 30, 2025, we had $1.3 million of outstanding purchase commitments, all of which will be paid on or before June 30, 2026. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.2 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before June 30, 2026 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.

Operating Activities. Our net cash provided by operating activities was $140.9 million for the six months ended June 30, 2025 and $129.7 million for the six months ended June 30, 2024. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash used in investing activities was $47.5 million for the six months ended June 30, 2025 and $61.7 million for the six months ended June 30, 2024. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of capital improvements and additions to our properties.
•During the six months ended June 30, 2025, we invested $49.5 million in improvements to our hotel properties.
•During the six months ended June 30, 2024, we invested $82.7 million in improvements to our hotel properties and received $21.5 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $43.8 million for the six months ended June 30, 2025 and $150.4 million for the six months ended June 30, 2024. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the six months ended June 30, 2025, we repurchased $15.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards and paid $26.0 million in preferred and common distributions.
•During the six months ended June 30, 2024, we repaid $110.9 million in debt, repurchased $6.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $5.5 million in deferred financing costs and paid $26.0 million in preferred and common distributions.
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
For the six months ended June 30, 2025, we invested $49.5 million in capital investments (or $41.1 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and improve our properties, including the renovations of Hyatt Centric Delfina Santa Monica, Skamania Lodge, Argonaut Hotel, The Westin Copley Place, Boston and Paradise Point Resort & Spa.
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
During the six months ended June 30, 2025, we repurchased 1,298,396 common shares for an aggregate purchase price of $14.3 million, or an average of approximately $11.04 per share. As of June 30, 2025, $116.6 million of common shares remained available for repurchase under this program.

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
During the six months ended June 30, 2025, no preferred shares were repurchased under this program. As of June 30, 2025, $84.2 million of preferred shares remained available for repurchase under this program.
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
As of June 30, 2025, we have interest rate swap agreements with an aggregate notional amount of $955.0 million to hedge variable interest rates on our unsecured term loans and Margaritaville Hollywood Beach Resort's mortgage loan. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of June 30, 2025, $101.7 million, or 4.5%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2025 - April 30, 2025	111,599	$8.96	—	$—
May 1, 2025 - May 31, 2025	—	$—	—	$—
June 1, 2025 - June 30, 2025	—	$—	—	$—
Total	111,599	$8.96	—	$116.6
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2025, $116.6 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$—
May 1, 2025 - May 31, 2025	—	$—	—	$—
June 1, 2025 - June 30, 2025	—	$—	—	$—
Total	—	$—	—	$84.2
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2025, $84.2 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.7	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.2	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.4	Form of note of 6.375% Senior Notes due 2029 (included in Indenture in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
10.1	Amendment No. 5 to the Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective July 10, 2012, effective as of May 23, 2025 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 23, 2025 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

†	Filed herewith.
††	Furnished herewith.
'(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	July 29, 2025	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board