Form 10-Q
period 2025-09-30
Pebblebrook Hotel Trust
filed 2025-11-05
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2025
Common shares of beneficial interest ($0.01 par value per share)	113,595,629

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment in hotel properties, net	$5,103,449	$5,319,029
Hotel held for sale	80,602	—
Cash and cash equivalents	223,157	206,650
Restricted cash	8,958	10,941
Hotel receivables (net of allowance for doubtful accounts of $348 and $439, respectively)	45,666	39,125
Prepaid expenses and other assets	92,418	117,593
Total assets	$5,554,250	$5,693,338
LIABILITIES AND EQUITY
Debt	$2,239,036	$2,246,732
Accounts payable, accrued expenses and other liabilities	228,116	222,230
Lease liabilities - operating leases	333,090	320,741
Deferred revenues	97,980	92,347
Accrued interest	18,027	11,549
Liabilities related to hotel held for sale	18,609	—
Distribution payable	11,803	11,865
Total liabilities	2,946,661	2,905,464
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $688,554 and $690,000 at September 30, 2025 and December 31, 2024, respectively), 100,000,000 shares authorized; 27,542,157 and 27,600,000 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	275	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 113,841,546 and 119,285,394 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,138	1,193
Additional paid-in capital	3,985,385	4,072,265
Accumulated other comprehensive income (loss)	3,465	16,550
Distributions in excess of retained earnings	(1,475,913)	(1,392,860)
Total shareholders’ equity	2,514,350	2,697,424
Non-controlling interests	93,239	90,450
Total equity	2,607,589	2,787,874
Total liabilities and equity	$5,554,250	$5,693,338

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Room	$254,613	$262,755	$709,223	$714,633
Food and beverage	96,239	95,998	288,543	278,613
Other operating	47,871	45,777	128,760	122,463
Total revenues	398,723	404,530	1,126,526	1,115,709
Expenses:
Hotel operating expenses:
Room	70,434	68,721	196,689	188,747
Food and beverage	71,011	71,346	208,237	203,281
Other direct and indirect	117,607	116,953	335,126	328,705
Total hotel operating expenses	259,052	257,020	740,052	720,733
Depreciation and amortization	57,602	57,546	172,790	172,051
Real estate taxes, personal property taxes, property insurance, and ground rent	35,404	35,274	102,655	92,681
General and administrative	12,062	11,814	37,792	35,937
Impairment	46,497	1,908	46,497	1,908
Business interruption insurance income and gain on insurance settlement	(3,874)	(7,059)	(11,419)	(18,340)
Other operating expenses	2,188	963	3,216	4,083
Total operating expenses	408,931	357,466	1,091,583	1,009,053
Operating income (loss)	(10,208)	47,064	34,943	106,656
Interest expense	(20,180)	(27,925)	(74,595)	(82,285)
Other, net	1,037	793	2,056	1,336
Income (loss) before income taxes	(29,351)	19,932	(37,596)	25,707
Income tax (expense) benefit	(3,002)	25,213	(7,652)	24,157
Net income (loss)	(32,353)	45,145	(45,248)	49,864
Net income (loss) attributable to non-controlling interests	714	1,488	2,710	3,621
Net income (loss) attributable to the Company	(33,067)	43,657	(47,958)	46,243
Distributions to preferred shareholders	(10,611)	(10,631)	(31,874)	(31,894)
Repurchase of preferred shares	312	—	312	—
Net income (loss) attributable to common shareholders	$(43,366)	$33,026	$(79,520)	$14,349

Net income (loss) per share available to common shareholders, basic	$(0.37)	$0.27	$(0.67)	$0.12
Net income (loss) per share available to common shareholders, diluted	$(0.37)	$0.24	$(0.67)	$0.12
Weighted-average number of common shares, basic	117,555,628	119,640,463	118,304,722	119,938,931
Weighted-average number of common shares, diluted	117,555,628	149,351,866	118,304,722	120,367,351

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Comprehensive Income:
Net income (loss)	$(32,353)	$45,145	$(45,248)	$49,864
Other comprehensive income (loss):
Change in fair value of derivative instruments	647	(12,177)	(1,315)	5,067
Amounts reclassified from other comprehensive income	(4,084)	(5,995)	(11,823)	(18,299)
Comprehensive income (loss)	(35,790)	26,973	(58,386)	36,632
Comprehensive income (loss) attributable to non-controlling interests	682	1,334	2,693	3,500
Comprehensive income (loss) attributable to the Company	$(36,472)	$25,639	$(61,079)	$33,132

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101
Repurchase of preferred shares	(57,843)	(1)	—	—	(1,375)	—	312	(1,064)	—	(1,064)
Repurchase of common shares	—	—	(4,325,260)	(44)	(49,955)	—	—	(49,999)	—	(49,999)
Share-based compensation	—	—	—	—	2,285	—	—	2,285	1,236	3,521
Distributions on common shares/units	—	—	—	—	—	—	(1,153)	(1,153)	(12)	(1,165)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,611)	(10,611)	(1,164)	(11,775)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(27,240)	—	—	(27,240)	—	(27,240)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	679	—	679	(32)	647
Amounts reclassified from other comprehensive income	—	—	—	—	—	(4,084)	—	(4,084)	—	(4,084)
Net income (loss)	—	—	—	—	—	—	(33,067)	(33,067)	714	(32,353)
Balance at September 30, 2025	27,542,157	$275	113,841,546	$1,138	$3,985,385	$3,465	$(1,475,913)	$2,514,350	$93,239	$2,607,589

	For the three months ended September 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	27,600,000	$276	120,094,380	$1,201	$4,077,360	$29,281	$(1,362,359)	$2,745,759	$88,676	$2,834,435
Repurchase of common shares	—	—	(854,993)	(9)	(9,991)	—	—	(10,000)	—	(10,000)
Share-based compensation	—	—	46,007	1	2,439	—	—	2,440	1,061	3,501
Distributions on common shares/units	—	—	—	—	—	—	(1,206)	(1,206)	(10)	(1,216)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(12,023)	—	(12,023)	(154)	(12,177)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(5,995)	—	(5,995)	—	(5,995)
Net income (loss)	—	—	—	—	—	—	43,657	43,657	1,488	45,145
Balance at September 30, 2024	27,600,000	$276	119,285,394	$1,193	$4,069,808	$11,263	$(1,330,539)	$2,752,001	$89,897	$2,841,898

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Repurchase of preferred shares	(57,843)	(1)	—	—	(1,375)	—	312	(1,064)	—	(1,064)
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(5,719,480)	(58)	(65,553)	—	—	(65,611)	—	(65,611)
Share-based compensation	—	—	221,181	2	6,621	—	—	6,623	3,640	10,263
Distributions on common shares/units	—	—	—	—	—	—	(3,533)	(3,533)	(52)	(3,585)
Distributions on preferred shares/units	—	—	—	—	—	—	(31,874)	(31,874)	(3,492)	(35,366)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(27,240)	—	—	(27,240)	—	(27,240)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,262)	—	(1,298)	(17)	(1,315)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(11,823)	—	(11,823)	—	(11,823)
Net income (loss)	—	—	—	—	—	—	(47,958)	(47,958)	2,710	(45,248)
Balance at September 30, 2025	27,542,157	$275	113,841,546	$1,138	$3,985,385	$3,465	$(1,475,913)	$2,514,350	$93,239	$2,607,589

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions in Excess of Retained Earnings	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,242,644)	(13)	(16,838)	—	—	(16,851)	—	(16,851)
Share-based compensation	—	—	289,192	3	6,990	—	—	6,993	3,091	10,084
Distributions on common shares/units	—	—	—	—	—	—	(3,624)	(3,624)	(47)	(3,671)
Distributions on preferred shares/units	—	—	—	—	—	—	(31,894)	(31,894)	(3,492)	(35,386)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	5,188	—	5,188	(121)	5,067
Amounts reclassified from other comprehensive income	—	—	—	—	—	(18,299)	—	(18,299)	—	(18,299)
Net income (loss)	—	—	—	—	—	—	46,243	46,243	3,621	49,864
Balance at September 30, 2024	27,600,000	$276	119,285,394	$1,193	$4,069,808	$11,263	$(1,330,539)	$2,752,001	$89,897	$2,841,898

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30,
	2025	2024
Operating activities:
Net income (loss)	$(45,248)	$49,864
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	172,790	172,051
Provision (benefit) for deferred income taxes	5,740	(26,976)
Share-based compensation	10,263	10,084
Gain on insurance settlement	(1,820)	—
Amortization of deferred financing costs, non-cash interest and other amortization	8,988	9,295
Gain on extinguishment of debt	(7,385)	—
Impairment	46,497	1,908
Non-cash ground rent	7,283	7,385
Other adjustments	(331)	(4,181)
Changes in assets and liabilities:
Hotel receivables	(10,668)	(16,866)
Prepaid expenses and other assets	(6,810)	(13,899)
Accounts payable and accrued expenses	29,729	4,529
Deferred revenues	9,423	12,556
Net cash provided by (used in) operating activities	218,451	205,750
Investing activities:
Improvements and additions to hotel properties	(70,746)	(100,862)
Property insurance proceeds	5,276	21,737
Other investing activities	(480)	(742)
Net cash provided by (used in) investing activities	(65,950)	(79,867)
Financing activities:
Payment of deferred financing costs	(10,279)	(6,379)
Proceeds from debt	400,000	—
Repayments of debt	(393,646)	(111,377)
Purchases of capped calls for convertible senior notes	(27,240)	—
Repurchases of common shares	(65,611)	(16,851)
Repurchases of preferred shares	(1,064)	—
Distributions — common shares/units	(3,610)	(3,659)
Distributions — preferred shares/units	(35,386)	(35,386)
Other financing activities	(1,141)	(1,615)
Net cash provided by (used in) financing activities	(137,977)	(175,267)
Net change in cash and cash equivalents and restricted cash	14,524	(49,384)
Cash and cash equivalents and restricted cash, beginning of year	217,591	193,641
Cash and cash equivalents and restricted cash, end of period	$232,115	$144,257

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
As of September 30, 2025, the Company owned interests in 46 hotels with a total of 11,937 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica, and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company’s assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2025, the Company owned 99.0% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.0% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company’s financial statements.
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
The Company did not acquire any hotel properties during the nine months ended September 30, 2025 or 2024.
Dispositions
The Company did not dispose of any hotel properties during the nine months ended September 30, 2025 or 2024.

For the three and nine months ended September 30, 2025, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $2.7 million and $0.5 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale. For the three and nine months ended September 30, 2024, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $3.1 million and zero, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale.
Held for Sale
As of September 30, 2025, the Company had entered into an agreement to sell one hotel property for a sales price of $72.0 million and the purchaser placed a nonrefundable deposit pursuant to the agreement. This hotel was classified as held for sale and, as a result, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating its assets. The Company expects to complete the sale in the fourth quarter of 2025. However, no assurances can be given that the sale will be completed on these terms or at all.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land	$763,764	$800,143
Buildings and improvements	5,018,027	5,062,727
Furniture, fixtures and equipment	528,503	539,616
Finance lease asset	91,181	91,181
Construction in progress	5,865	5,066
	$6,407,340	$6,498,733
Operating lease, right-of-use asset	356,322	351,150
Investment in hotel properties	$6,763,662	$6,849,883
Less: Accumulated depreciation	(1,660,213)	(1,530,854)
Investment in hotel properties, net	$5,103,449	$5,319,029
Hurricane Helene and Hurricane Milton
On September 26, 2024, LaPlaya Beach Resort & Club ("LaPlaya") in Naples, FL was impacted by Hurricane Helene and, on October 9, 2024, was also impacted by Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. LaPlaya closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. The resort is substantially open.
The Company’s insurance policies provide coverage for property damage, business interruption and other costs that are incurred relating to damages sustained in excess of the applicable deductibles. For damage due to Hurricane Helene, the Company recognized a loss of $1.9 million during the nine months ended September 30, 2024, which is included in impairment on the Company’s accompanying consolidated statement of operations and comprehensive income. In September 2025, the Company finalized a settlement agreement for its Hurricane Helene claim with its insurance providers totaling $9.0 million. For damage due to Hurricane Milton, the Company recorded an insurance receivable for the remediation costs incurred and the estimate of the book value of the property and equipment written off in excess of the applicable deductibles. The Company is continuing to work with its insurance providers on its remaining Hurricane Milton claims. Through September 30, 2025, the Company received a total of $14.5 million in preliminary advances from the insurance providers for damage due to Hurricane Milton. For the nine months ended September 30, 2025, the Company recognized $11.4 million of business interruption insurance income and gain on insurance settlement for damage due to Hurricanes Helene and Milton.
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
During the nine months ended September 30, 2025, the Company recognized an impairment loss of $46.5 million for three hotels as a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties. During the nine months ended September 30, 2024, no impairment losses were incurred.

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
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2025, the Company's lease liabilities consisted of operating lease liabilities of $333.1 million and financing lease liabilities of $44.4 million. As of December 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and financing lease liabilities of $44.0 million. The financing lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
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
On September 18, 2025, the Company issued $400.0 million aggregate principal amount of its 1.625% Convertible Senior Notes due January 2030 (the "Convertible Notes 2030"). The net proceeds from the issuance were approximately $390.2 million after deducting the underwriting fees. The net proceeds and cash on hand, totaling $392.0 million, was used to repurchase $400.0 million aggregate principal amount of the Company's 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes 2026") at a discount in private transactions with certain note holders. The repurchase of the Convertible Notes 2026 resulted in a gain on debt extinguishment of $7.4 million, net of a write-off of debt issuance costs, which is included in interest expense on the Company's accompanying consolidated statements of operations and comprehensive income.

The Company's debt consisted of the following as of September 30, 2025 and December 31, 2024 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at September 30, 2025		Maturity Date	September 30, 2025	December 31, 2024
Unsecured revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2026 / October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2025	5.13%	(1)(4)	October 2025	14,783	14,783
Term Loan 2027	5.29%	(1)	October 2027	360,000	360,000
Term Loan 2028	3.83%	(1)	January 2028	356,652	356,652
Term Loan 2029	5.13%	(1)	January 2029	185,217	185,217
Unsecured term loans principal				$916,652	$916,652

Convertible senior notes
Convertible Notes 2026	1.75%		December 2026	350,000	750,000
Convertible Notes 2030	1.63%		January 2030	400,000	—
Convertible senior notes principal				$750,000	$750,000

Unsecured senior notes
Series B Notes	4.93%		December 2025	2,400	2,400
Senior Notes 2029	6.38%		October 2029	400,000	400,000
Unsecured senior notes principal				$402,400	$402,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	140,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	53,767	55,413
Mortgage loans principal				$193,767	$195,413
Total debt principal				$2,262,819	$2,264,465
Unamortized debt premium and deferred financing costs, net				(23,783)	(17,733)
Debt, net				$2,239,036	$2,246,732
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at September 30, 2025 gives effect to interest rate hedges.
(2)    $48.0 million of the $650.0 million senior unsecured revolving credit facility matures in October 2026, with no option to extend the maturity date, and the remaining $602.0 million matures in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at September 30, 2025 gives effect to an interest rate swap. The Company has the option to extend the maturity date for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee.
(4)    In October 2025, the Company repaid its borrowings under Term Loan 2025 with available cash.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures as follows: $48.0 million in October 2026, with no option to extend the maturity date, and $602.0 million in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the "SOFR Adjustment") plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company’s leverage ratio. As of September 30, 2025, the Company had no outstanding borrowings, $7.9 million of outstanding letters of credit and a borrowing capacity of $642.1 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.

Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $7.9 million and $7.4 million were outstanding as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of September 30, 2025, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of September 30, 2025, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company’s leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company’s leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of September 30, 2025, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.
Convertible Senior Notes due 2026
The Company has $350.0 million aggregate principal amount of the Convertible Notes 2026 outstanding. The Convertible Notes 2026 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year. As of September 30, 2025, the Convertible Notes 2026 had $0.5 million of unamortized issuance costs outstanding.
Prior to June 15, 2026, the Convertible Notes 2026 will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes 2026 into the Company’s common shares of beneficial interest ("common shares") at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes 2026, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2026, the Company may choose to pay or deliver cash, common shares or a combination of cash and shares. As of September 30, 2025 and December 31, 2024, the if-converted value of the Convertible Notes 2026 did not exceed the principal amount.
The Company may redeem for cash all or a portion of the Convertible Notes 2026, at its option, upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes 2026 may be increased.
Convertible Senior Notes due 2030
On September 18, 2025, the Company issued $400.0 million aggregate principal amount of the Convertible Notes 2030 in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 114A under the Securities Act of 1933, as amended. The Convertible Notes 2030 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.625% per annum, payable semi-annually in arrears on January 15th and July 15th of each year. As of September 30, 2025, the Convertible Notes 2030 had $10.3 million of unamortized issuance costs outstanding.

Prior to July 15, 2029, the Convertible Notes 2030 are convertible upon certain circumstances. On and after July 15, 2029, holders may convert any of their Convertible Notes 2030 into common shares at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 62.9129 common shares per $1,000 principal amount of Convertible Notes 2030, which represents an initial conversion price of approximately $15.89 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2030, the Company will settle the conversion by paying cash up to the aggregate principal amount of the Convertible Notes 2030 to be converted and cash, common shares or a combination of cash and common shares, at the Company's election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. As of September 30, 2025, the if-converted value of the Convertible Notes 2030 did not exceed the principal amount.
Prior to July 20, 2028, the Company may not redeem the Convertible Notes 2030. On or after July 20, 2028, the Company may redeem for cash all or a portion of the Convertible Notes 2030 at its option, upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes 2030 may be increased.
Capped Call Transactions in Connection with the Convertible Senior Notes
In connection with the issuances of the Convertible Notes 2026 and the Convertible Notes 2030, the Company entered into privately negotiated capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the convertible notes, the number of common shares underlying the applicable convertible note instrument. The capped call transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the applicable convertible notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted applicable convertible notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the capped call transactions is $33.0225 per share for the Convertible Notes 2026 and $20.23 per share for the Convertible Notes 2030. Premiums paid for the capped call transactions were included as a net reduction to additional paid-in capital in the Company's accompanying consolidated balance sheets. In October 2025, the Company entered into unwind agreements with counterparties on $550.0 million aggregate principal amount of the capped calls entered into in connection with the Convertible Notes 2026.
Unsecured Senior Notes
The Company has $2.4 million of unsecured senior notes outstanding bearing a fixed interest rate of 4.93% per annum maturing in December 2025 (the "Series B Notes") and $400.0 million of unsecured senior notes outstanding bearing a fixed interest rate of 6.375% per annum and maturing in October 2029 (the "Senior Notes 2029"). The debt covenants of the Series B Notes are substantially similar to those of the Company's senior unsecured revolving credit facility. The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of September 30, 2025, the Company was in compliance with all such covenants.
Mortgage Loans
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
On September 7, 2023, the Company entered into a $140.0 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. The loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of extension fees. The Company entered into an interest rate swap agreement to fix the SOFR rate on the loan. See Derivative and Hedging Activities for further discussion on the interest rate swaps.
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

Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Unsecured revolving credit facilities	$508	$504	$1,507	$1,499
Unsecured term loans	11,010	18,239	32,937	56,366
Convertible senior notes	3,282	3,281	9,845	9,844
Unsecured senior notes	6,404	30	19,001	89
Mortgage loans	3,219	3,247	9,573	9,690
Amortization of debt (premiums) and deferred financing fees, and (gain) loss on debt extinguishment	(5,204)	1,541	(1,383)	6,149
Other	961	1,083	3,115	(1,352)
Total interest expense	$20,180	$27,925	$74,595	$82,285
Fair Value
The Company estimates the fair value of its fixed rate mortgage loans and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company’s fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of September 30, 2025 and December 31, 2024 was $1.2 billion and $1.1 billion, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
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
The Company's interest rate swaps at September 30, 2025 and December 31, 2024 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	September 30, 2025	December 31, 2024
Swap-cash flow	3.22% - 3.25%	October 2025	$200,000	$200,000
Swap-cash flow	1.33% - 1.36%	February 2026	290,000	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	—
Total			$955,000	$855,000
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
As of September 30, 2025 and December 31, 2024, the Company's interest rate swap assets had an aggregate fair value of $4.1 million and $16.6 million, respectively. As of September 30, 2025 and December 31, 2024, the Company's interest rate swap liabilities had an aggregate fair value of $0.6 million and zero, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $4.4 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

In October 2025, the Company entered into interest rate swap agreements with an aggregate notional amount of $200.0 million that became effective in the same month upon the maturity of previous swaps.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
San Diego, CA	$96,543	$101,639	$258,454	$258,117
Boston, MA	76,824	77,605	204,553	203,483
Southern Florida/Georgia	46,614	46,390	203,020	196,281
Los Angeles, CA	44,565	49,574	123,492	142,382
San Francisco, CA	38,428	36,291	109,478	99,710
Chicago, IL	26,787	25,513	60,408	57,033
Portland, OR	25,751	25,574	60,129	60,101
Washington, D.C.	13,495	16,432	48,920	53,336
Other(1)	29,716	25,512	58,072	45,266
Total Revenues	$398,723	$404,530	$1,126,526	$1,115,709
______________________
(1)     Other includes: Newport, RI and Santa Cruz, CA.
Payments from customers are primarily made when services are provided. Due to the short-term nature of the Company's contracts (other than membership contracts) and the almost simultaneous receipt of payment, almost all of the contract liability balance at the beginning of the period is expected to be recognized as revenue over the following 12 months. Membership deposits, which are received pursuant to membership contracts, are recognized as revenue over the expected life of the membership.
Note 7. Equity
Common Shares
The Company is authorized to issue up to 500,000,000 common shares. Each outstanding common share entitles the holder to one vote on each matter submitted to a vote of shareholders. Holders of common shares are entitled to receive dividends when authorized by the Board of Trustees.
Common Share Repurchase Program
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares (the "February 2023 Common Share Repurchase Program"). Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares.
During the nine months ended September 30, 2025, the Company repurchased 5,623,656 common shares for an aggregate purchase price of $64.3 million, or an average of approximately $11.44 per share. As of September 30, 2025, $66.6 million of common shares remained available for repurchase under this program.
In October 2025, the Company repurchased 653,412 common shares at an average of approximately $10.77 per share.
In October 2025, the Company's Board of Trustees terminated the February 2023 Common Share Repurchase Program and authorized a new common share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2025	March 31, 2025	April 15, 2025
$0.01	June 30, 2025	June 30, 2025	July 15, 2025
$0.01	September 30, 2025	September 30, 2025	October 15, 2025
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").
The following preferred shares were outstanding as of September 30, 2025 and December 31, 2024:

Security Type	September 30, 2025	December 31, 2024
6.375% Series E	4,381,119	4,400,000
6.30% Series F	5,998,474	6,000,000
6.375% Series G	9,199,700	9,200,000
5.70% Series H	7,962,864	8,000,000
	27,542,157	27,600,000
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
During the nine months ended September 30, 2025, the Company repurchased 57,843 Preferred Shares for an aggregate purchase price of $1.1 million, or an average of approximately $18.38 per share. As of September 30, 2025, $83.1 million of Preferred Shares remained available for repurchase under this program.
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2025:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series E	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
6.375% Series E	$0.40	September 30, 2025	September 30, 2025	October 15, 2025
6.30% Series F	$0.39	March 31, 2025	March 31, 2025	April 15, 2025
6.30% Series F	$0.39	June 30, 2025	June 30, 2025	July 15, 2025
6.30% Series F	$0.39	September 30, 2025	September 30, 2025	October 15, 2025
6.375% Series G	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series G	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
6.375% Series G	$0.40	September 30, 2025	September 30, 2025	October 15, 2025
5.70% Series H	$0.36	March 31, 2025	March 31, 2025	April 15, 2025
5.70% Series H	$0.36	June 30, 2025	June 30, 2025	July 15, 2025
5.70% Series H	$0.36	September 30, 2025	September 30, 2025	October 15, 2025
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
As of September 30, 2025 and December 31, 2024, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of September 30, 2025, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers.
As of September 30, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
As of September 30, 2025 and December 31, 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.

Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan (as amended and restated and further amended, the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All outstanding share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements.
On May 23, 2025, shareholders of the Company approved an amendment to the Plan which increased the aggregate number of equity-based awards that may be issued under the Plan by 3,000,000 shares and extended the time period during which awards may be granted until June 30, 2036.
As of September 30, 2025, there were 3,838,387 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity during the nine months ended September 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	408,048	$18.07
Granted	165,582	$12.80
Vested	(166,135)	$19.70
Unvested at September 30, 2025	407,495	$15.26
For the three and nine months ended September 30, 2025, the Company recognized approximately $0.9 million and $2.4 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and nine months ended September 30, 2024, the Company recognized approximately $0.9 million and $2.6 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2025, the Company recognized approximately $1.5 million and $4.3 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and nine months ended September 30, 2024, the Company recognized approximately $1.5 million and $4.4 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of September 30, 2025, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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

As of September 30, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and nine months ended September 30, 2025, the Company recognized approximately $1.2 million and $3.6 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company’s accompanying consolidated balance sheets.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$(43,366)	$33,026	$(79,520)	$14,349
Less: Dividends paid on unvested share-based compensation	(9)	(9)	(26)	(28)
Less: Undistributed earnings attributable to share-based compensation	—	(247)	—	(83)
Net income (loss) available to common shareholders — basic	$(43,375)	$32,770	$(79,546)	$14,238

Plus: Interest expense on convertible notes	—	3,281	—	—
Net income (loss) available to common shareholders — diluted	$(43,375)	$36,051	$(79,546)	$14,238

Denominator:
Weighted-average number of common shares — basic	117,555,628	119,640,463	118,304,722	119,938,931
Effect of dilutive share-based compensation	—	270,228	—	428,420
Effect of dilutive convertible notes	—	29,441,175	—	—
Weighted-average number of common shares — diluted	117,555,628	149,351,866	118,304,722	120,367,351

Net income (loss) per share available to common shareholders — basic	$(0.37)	$0.27	$(0.67)	$0.12
Net income (loss) per share available to common shareholders — diluted	$(0.37)	$0.24	$(0.67)	$0.12
For the three and nine months ended September 30, 2025, 1,391,462 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, 467,452 and 157,010, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three and nine months ended September 30, 2025, 13,739,215 of common shares underlying the Convertible Notes 2026 were excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2024, zero and 29,441,175, respectively, of common shares underlying the Convertible Notes 2026 were excluded from diluted shares as their effect would have been anti-dilutive.

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
For the three and nine months ended September 30, 2025, combined base and incentive management fees were $11.4 million and $30.2 million, respectively. For the three and nine months ended September 30, 2024, combined base and incentive management fees were $11.8 million and $31.0 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company’s agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment.
Restricted Cash
At September 30, 2025 and December 31, 2024, the Company had $9.0 million and $10.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Long-Term Property Operating and Finance Leases
As of September 30, 2025, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Fixed ground rent	$5,017	$4,795	$14,652	$14,387
Variable ground rent	5,759	6,327	15,073	15,390
Total ground rent	$10,776	$11,122	$29,725	$29,777
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2025	2024

Interest paid, net of capitalized interest	$68,342	$76,703
Interest capitalized	$—	$4,710
Income taxes paid	$955	$2,043

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,222	$1,256
Distributions payable on preferred shares/units	$10,581	$10,601
Issuance of common shares for Board of Trustees compensation	$745	$745
Accrued additions and improvements to hotel properties	$472	$4,500
Write-off of fully amortized deferred financing costs	$3,191	$682
Write-down of investment	$3,900	$—
Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to net income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Total revenues	$398,723	$404,530	$1,126,526	$1,115,709
Less: Corporate and other revenues	259	1,963	846	5,045
Hotel revenues	398,464	402,567	1,125,680	1,110,664
Significant hotel expenses:
Room expenses	70,434	68,721	196,689	188,747
Food and beverage expenses	71,011	71,346	208,237	203,281
Hotel general and administrative	31,391	31,406	92,081	90,202
Hotel sales and marketing	24,631	24,607	72,669	71,260
Hotel operations and maintenance	32,733	31,913	94,628	90,824
Hotel management fee	11,748	12,188	31,333	32,135
Hotel real estate taxes, personal property taxes, property insurance and ground rent	35,616	34,802	102,726	91,187
Other segment items (1)	15,512	14,569	40,123	38,442
Hotel EBITDA	105,388	113,015	287,194	304,586
Depreciation and amortization	(57,602)	(57,546)	(172,790)	(172,051)
Interest expense	(20,180)	(27,925)	(74,595)	(82,285)
Impairment	(46,497)	(1,908)	(46,497)	(1,908)
Business interruption insurance income and gain on insurance settlement	3,874	7,059	11,419	18,340
Income tax (expense) benefit	(3,002)	25,213	(7,652)	24,157
Corporate and other (2)	(14,334)	(12,763)	(42,327)	(40,975)
Net income (loss)	$(32,353)	$45,145	$(45,248)	$49,864
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

Overview
Our third quarter operating results were consistent with our outlook. San Francisco led the portfolio as a result of robust citywide conventions, healthy business and leisure transient demand growth and elevated out-of-room spending. Chicago also exceeded expectations with broad-based strength across group, corporate and leisure customers. The quarter's results were negatively impacted by the year-over-year timing shift of the Jewish holidays and ongoing softness in group attendance. Newport Harbor Island Resort, Jekyll Island Club Resort and Estancia La Jolla Hotel & Spa each delivered solid gains as they continue to capture market share and expand profitability. We remain cautious given the broader economic backdrop and evolving trade and policy risks. We will remain disciplined and adaptable amid an uncertain macro environment, including the recent federal government shutdown, which we expect will temporarily soften travel demand.
During the nine months ended September 30, 2025, we had the following transactions and events:
•We issued $400.0 million of our 1.625% Convertible Senior Notes due January 2030 and used net proceeds and cash on hand to repurchase $400.0 million of 1.75% Convertible Senior Notes due December 2026 at a discount, for $392.0 million, which resulted in a gain on debt extinguishment of $7.4 million.
•We repurchased 5,623,656 common shares for an aggregate purchase price of $64.3 million, or an average of $11.44 per share, under our common share repurchase program.
•We repurchased 57,843 preferred shares for an aggregate purchase price of $1.1 million, or an average of approximately $18.38 per share, under our preferred share repurchase program.
•We finalized a settlement agreement for our Hurricane Helene insurance claim. We continue to work with our insurance providers on our remaining claim for Hurricane Milton.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2025 and 2024:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Same-Property Occupancy	79.9%	78.0%	73.4%	71.9%
Same-Property ADR	$290.25	$306.78	$297.66	$306.87
Same-Property RevPAR	$231.84	$239.34	$218.60	$220.55
Same-Property Total RevPAR	$362.12	$367.47	$345.11	$343.15
For the three months ended September 30, 2025 and 2024, the above table of hotel operating statistics includes information from all hotels owned as of September 30, 2025.
For the nine months ended September 30, 2025 and 2024, the above table of hotel operating statistics includes information from all hotels owned as of September 30, 2025, except for Newport Harbor Island Resort which was excluded for the first and second quarters due to its redevelopment.

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
Adjusted FFO is defined as FFO, as adjusted for transaction costs, non-cash ground rent on operating and capital leases, management/franchise contract transition costs, interest expense adjustment for acquired liabilities, finance lease adjustment, non-cash amortization of acquired intangibles, gain on insurance settlement, early extinguishment of debt, amortization of share-based compensation expense, issuance costs of redeemed preferred shares, repurchase of preferred shares, hurricane-related costs, non-cash interest expense and deferred tax asset provision (benefit). We believe Adjusted FFO provides useful supplemental information regarding our ongoing operating performance.
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(32,353)	$45,145	$(45,248)	$49,864
Adjustments:
Real estate depreciation and amortization	57,544	57,466	172,615	171,807
Impairment	46,497	1,908	46,497	1,908
FFO	$71,688	$104,519	$173,864	$223,579
Distribution to preferred shareholders and unit holders	(11,776)	(11,795)	(35,367)	(35,386)
Repurchase of preferred shares	312	—	312	—
FFO available to common share and unit holders	$60,224	$92,724	$138,809	$188,193
Transaction costs	37	—	94	44
Non-cash ground rent on operating and capital leases	1,788	1,868	5,450	5,613
Management/franchise contract transition costs	—	28	5	72
Interest expense adjustment for acquired liabilities	156	259	717	890
Finance lease adjustment	760	750	2,273	2,242
Non-cash amortization of acquired intangibles	(453)	(482)	(1,390)	(1,445)
Gain on insurance settlement	(1,820)	—	(1,820)	—
Early extinguishment of debt	(7,385)	—	(7,385)	1,534
Amortization of share-based compensation expense	3,521	3,500	10,262	10,083
Redemption of preferred shares	(312)	—	(312)	—
Hurricane-related costs	—	—	—	183
Deferred tax provision (benefit)	2,406	(26,976)	5,740	(26,976)
Unrealized loss on investment	1,238	—	3,900	—
Adjusted FFO available to common share and unit holders	$60,160	$71,671	$156,343	$180,433

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
The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(32,353)	$45,145	$(45,248)	$49,864
Adjustments:
Interest expense	20,180	27,925	74,595	82,285
Income tax expense (benefit)	3,002	(25,213)	7,652	(24,157)
Depreciation and amortization	57,602	57,546	172,790	172,051
EBITDA	$48,431	$105,403	$209,789	$280,043
Impairment	46,497	1,908	46,497	1,908
EBITDAre	$94,928	$107,311	$256,286	$281,951
Transaction costs	37	—	94	44
Non-cash ground rent on operating and capital leases	1,788	1,868	5,450	5,613
Management/franchise contract transition costs	—	28	5	72
Non-cash amortization of acquired intangibles	(453)	(482)	(1,390)	(1,445)
Gain on insurance settlement	(1,820)	—	(1,820)	—
Amortization of share-based compensation expense	3,521	3,500	10,262	10,083
Hurricane-related costs	—	—	—	183
Unrealized loss on investment	1,238	—	3,900	—
Adjusted EBITDAre	$99,239	$112,225	$272,787	$296,501
Business interruption insurance income	(2,054)	(7,059)	(9,599)	(18,340)
Corporate general and administrative and other	8,203	7,849	24,006	26,425
Hotel EBITDA	$105,388	$113,015	$287,194	$304,586
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
Results of Operations
At September 30, 2025 and 2024, our consolidated financial statements included the operations of 46 hotel properties, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three and nine months ended September 30, 2025 and 2024. As there were no properties acquired or disposed in 2025 or 2024, there were no "non-comparable properties" for the periods indicated.
Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
Revenues — Total revenues decreased by $5.8 million primarily due to demand decreases at Paradise Point Resort & Spa, W Los Angeles - West Beverly Hills, Hotel Monaco Washington DC, The Westin San Diego Gaslamp Quarter and George Hotel. This decrease was partially offset by demand increases at 1 Hotel San Francisco and Newport Harbor Island Resort.
Hotel operating expenses — Total hotel operating expenses increased by $2.0 million primarily due to increased operations at Newport Harbor Island Resort and an increase in wages and benefits at many of our properties.
Impairment — We recognized an impairment loss of $46.5 million in 2025 related to three hotels. We recognized an impairment loss of $1.9 million in 2024 due to damage caused by Hurricane Helene at LaPlaya Beach Resort & Club.

Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2025 and 2024 related to the settlement or partial settlements of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricane Helene and Hurricane Milton in 2025 and Hurricane Ian in 2024.
Other operating expenses — Other operating expenses increased by $1.2 million primarily due to an increase in preopening expenses.
Interest expense — Interest expense decreased by $7.7 million primarily due to the repurchase of $400.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due December 2026, which resulted in a gain on debt extinguishment of $7.4 million.
Income tax (expense) benefit — The income tax expense in 2025 was the result of taxable income of Pebblebrook Hotel Lessee, Inc. The income tax benefit in 2024 was a result of the partial release of the valuation allowance offset by income tax expense.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
Revenues — Total revenues increased by $10.8 million primarily due to increases at Newport Harbor Island Resort, which was closed for renovation for part of 2024; LaPlaya Beach Resort & Club, where the Beach House was closed in 2024 due to hurricane damage and substantially reopened in 2025; and demand increases at 1 Hotel San Francisco and The Westin Copley Place, Boston. This increase was partially offset by lower revenue at Hyatt Centric Delfina Santa Monica, which continued to ramp up from its room renovation and conversion to the Hyatt brand; and demand decreases at W Los Angeles - West Beverly Hills and Viceroy Santa Monica Hotel.
Hotel operating expenses — Total hotel operating expenses increased by $19.3 million primarily due to increased operations at Newport Harbor Island Resort, The Westin Copley Place, Boston, 1 Hotel San Francisco and LaPlaya Beach Resort & Club, as well as an increase in wages and benefits at many of our properties.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $10.0 million primarily due to an increase in real estate tax assessments in 2025 and lower property taxes in 2024 on several California properties as a result of the successful settlement of appeals from previous years.
General and administrative — General and administrative expenses increased by $1.9 million primarily due to an increase in legal costs in 2025. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $46.5 million in 2025 related to three hotels. We recognized an impairment loss of $1.9 million in 2024 due to damage caused by Hurricane Helene at LaPlaya Beach Resort & Club.
Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2025 and 2024 related to the settlement or partial settlements of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricane Helene and Hurricane Milton in 2025 and Hurricane Ian in 2024.
Interest expense — Interest expense decreased by $7.7 million primarily due to the repurchase of $400.0 million aggregate principal amount of our 1.75% Convertible Senior Notes due December 2026, which resulted in a gain on debt extinguishment of $7.4 million.
Income tax (expense) benefit — Income tax (expense) benefit increased by $31.8 million as a result of the deferred tax benefit recorded in 2024 upon the release of a portion of the valuation allowance.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before September 30, 2026) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $874.2 million as of September 30, 2025, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of September 30, 2025, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.3 billion as of September 30, 2025, as summarized below:

September 30, 2025
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	916,652
Convertible senior notes	750,000
Unsecured senior notes	402,400
Mortgage loans	193,767
Total debt at face value	$2,262,819
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of September 30, 2025 will be $2.6 billion through their maturity, with $19.3 million of principal and $99.9 million of interest payable on or before September 30, 2026. We intend to pay amounts due with available cash, borrowings under our revolving credit facility, proceeds from property sales and/or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loans.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of September 30, 2025, none of the mortgage loans were in a cash trap.

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
Future fixed minimum payments associated with our long-term operating and finance leases total $1.8 billion as of September 30, 2025, with $23.3 million payable on or before September 30, 2026.
Purchase commitments
As of September 30, 2025, we had $1.8 million of outstanding purchase commitments, all of which will be paid on or before September 30, 2026. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $47.1 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before September 30, 2026 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $218.5 million for the nine months ended September 30, 2025 and $205.8 million for the nine months ended September 30, 2024. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash used in investing activities was $66.0 million for the nine months ended September 30, 2025 and $79.9 million for the nine months ended September 30, 2024. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of capital improvements and additions to our properties.
•During the nine months ended September 30, 2025, we invested $70.7 million in improvements to our hotel properties and received $5.3 million in property insurance proceeds.
•During the nine months ended September 30, 2024, we invested $100.9 million in improvements to our hotel properties and received $21.7 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $138.0 million for the nine months ended September 30, 2025 and $175.3 million for the nine months ended September 30, 2024. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the nine months ended September 30, 2025, we issued $400.0 million of debt, repaid $393.6 million of debt, purchased $27.2 million of capped calls, repurchased $65.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $10.3 million in deferred financing costs and paid $39.0 million in preferred and common distributions.
•During the nine months ended September 30, 2024, we repaid $111.4 million of debt, repurchased $16.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $6.4 million in deferred financing costs and paid $39.0 million in preferred and common distributions.
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
For the nine months ended September 30, 2025, we invested $70.7 million in capital investments (or $56.6 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and improve our properties, including the renovations of Hyatt Centric Delfina Santa Monica, Skamania Lodge, Argonaut Hotel, The Westin Copley Place, Boston and Paradise Point Resort & Spa.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $65.0 million to $75.0 million in capital investments in 2025, which includes normal hotel capital refurbishments and repositioning projects at Hyatt Centric Delfina Santa Monica, Paradise Point Resort & Spa, Chaminade Resort & Spa and The Westin Copley Place, Boston and excludes capital expenditures related to the repair and remediation of LaPlaya Beach Resort & Club.
Common Share Repurchase Programs and Preferred Share Repurchase Program
Common Share Repurchase Program
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
During the nine months ended September 30, 2025, we repurchased 5,623,656 common shares for an aggregate purchase price of $64.3 million, or an average of approximately $11.44 per share. As of September 30, 2025, $66.6 million of common shares remained available for repurchase under the program.
In October 2025, our Board of Trustees terminated its February 2023 Common Share Repurchase Program and authorized a new common share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Repurchased common shares cease to be outstanding and become authorized but unissued common shares.
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
During the nine months ended September 30, 2025, we repurchased 57,843 preferred shares an aggregate purchase price of $1.1 million, or an average of approximately $18.38 per share. As of September 30, 2025, $83.1 million of preferred shares remained available for repurchase under the program.
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
As of September 30, 2025, we have interest rate swap agreements with an aggregate notional amount of $955.0 million to hedge variable interest rates on our unsecured term loans and Margaritaville Hollywood Beach Resort's mortgage loan. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of September 30, 2025, $101.7 million, or 4.5%, of our aggregate indebtedness, was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and mortgage loans that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by approximately $0.1 million, respectively.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	$—	—	$—
September 1, 2025 - September 30, 2025	4,325,260	$11.56	4,325,260	$—
Total	4,325,260	$11.56	4,325,260	$66.6
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2025, $66.6 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	—	$—	—	$—
September 1, 2025 - September 30, 2025	57,843	$18.38	57,843	$—
Total	57,843	$18.38	57,843	$83.1
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of September 30, 2025, $83.1 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.7	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust’s Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.2	First Supplemental Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	Second Supplemental Indenture, dated September 18, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.4	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.5	Form of 6.375% Senior Notes due 2029 (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.6	Form of 1.625% Convertible Senior Notes Due 2030 (attached as Exhibit A to the Second Supplemental Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

†	Filed herewith.
††	Furnished herewith.
'(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	November 5, 2025	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board