Form 10-K
period 2025-12-31
Pebblebrook Hotel Trust
filed 2026-02-25
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
(Registrant's telephone number, including area code)

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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☑  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
The aggregate market value of the 115,810,785 common shares of beneficial interest of the registrant held by non-affiliates of the registrant was $1.2 billion based on the closing sale price on the New York Stock Exchange for such common shares of beneficial interest as of June 30, 2025.
The number of common shares of beneficial interest outstanding as of February 20, 2026 was 113,768,346.
_____________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission on or before April 30, 2026) are incorporated by reference into this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
General
Pebblebrook Hotel Trust is an internally managed hotel investment company, formed as a Maryland real estate investment trust in October 2009 to opportunistically acquire and invest in hotel properties located primarily in major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. As of December 31, 2025, the Company owned interests in 44 hotels with a total of 11,052 guest rooms.
Substantially all of the Company's assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (our "Operating Partnership"). The Company is the sole general partner of our Operating Partnership. At December 31, 2025, the Company owned 99.0% of the common limited partnership units issued by our Operating Partnership ("common units"). The remaining 1.0% of the common units are owned by the other limited partners of our Operating Partnership. For the Company to maintain its qualification as a REIT under the Code, it cannot operate the hotels it owns. Therefore, our Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), our taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company's financial statements.
Business Objectives and Strategies
Acquisitions/Investments
We invest in hotel properties located primarily within major United States cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets and leisure destinations. Our hotel properties are located in Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C. We believe these markets have barriers-to-entry and provide diverse sources of meeting and room night demand generators. In addition, we also opportunistically target investments in resort properties located near our primary urban target markets and select destination resort markets such as southern Florida and southern California. We focus on both branded and independent full-service "upper-upscale" hotels. The full-service hotels on which we focus our investment activity generally have one or more restaurants, lounges, meeting facilities and other amenities, as well as high levels of customer service. We believe that our target markets, including the major gateway markets and leisure destinations, are characterized by barriers-to-entry and that room-night demand and average daily rate ("ADR") growth of these types of hotels and resorts will outperform the national average over the long-term, as they have in past cyclical recoveries and growth periods. In this report, unless the context indicates otherwise, the term "hotels" refers to "hotels and resorts" and the term "hotel properties" refers to "hotel and resort properties."
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
•strong demand growth characteristics supported by favorable demographic indicators; and
•a detailed evaluation of risks of all types, including supply, government, labor, weather, airlift, economic base and others.

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
Curator
We and three industry-leading hotel operators are founding members of Curator Hotel & Resort Collection ("Curator"), a collection of small brands and independent lifestyle hotels and resorts worldwide. Curator's distinct owner-centric platform offers an alternative for independent lifestyle hotels and resorts seeking to strengthen their performance, providing its members with best-in-class agreements, services and technology, while allowing members to retain their unique identities. We own a majority of the equity interests in Curator, which is consolidated in our consolidated financial statements.
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
Seasonality
Demand in the lodging industry is affected by recurring seasonal patterns which are greatly influenced by overall economic cycles, geographic locations, weather and customer mix at the hotels. Generally, our hotels have lower revenue, operating income and cash flow in the first and fourth quarters of each year and higher revenue, operating income and cash flow in the second and third quarters of each year.
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

Our properties must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" as defined by the ADA. The ADA may require the removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in litigation, retrofit costs and imposition of fines or an award of damages to private litigants. Additionally, properties that we may acquire may not comply with the requirements of the ADA, and we endeavor to identify such noncompliance prior to our acquisition. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect.
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
We are committed to creating and maintaining a work environment of respect for all human beings regardless of race, gender identity, sexual orientation, accessibility needs, religion, political orientation, veteran status and culture.
Creating a healthy environment for our employees is a top priority. We provide employees with standing desks, ergonomic desk chairs, a desk wellness series and complimentary fitness center memberships. We are deeply committed to our community, through volunteering, donations and sourcing locally, when available.
We currently employ 52 full-time employees. None of our employees is a member of a union. However, some employees of the hotel managers of several of our hotels are currently represented by labor unions and are subject to collective bargaining agreements.
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
Item 1A. Risk Factors.
The following summary and discussion sets forth some of the risks associated with our business and should be considered carefully. These risks are interrelated and you should treat them as a whole. Additional risks and uncertainties not presently known to us may also materially and adversely affect our business operations, the value of our shares and our ability to pay dividends to our shareholders. In connection with the forward-looking statements that appear in this Annual Report on Form 10-K, in these risk factors and elsewhere, you should carefully review the section titled "Forward-Looking Statements."

Summary of Risk Factors
Risks Related to Our Business and Properties
•Risks related to the potential loss of our executive officers
•Risks related to third-party management companies
•Risks related to the purchase or sale of hotel properties
•Risks related to financing and use of financial institutions
•Risks related to financial performance
•Risks related to restrictive covenants
•Risks related to highly competitive markets and regional downturns
•Risks related to our TRS lessee structure
•Risks related to investment decisions
•Risks related to conflicts of interest
•Risks related to joint ventures and franchise agreements
Risks Related to Debt, Financing and Future Securities Issuances
•Risks related to debt service obligations
•Risks related to financial covenants
•Risks related to "cash trap" provisions
•Risks related to refinancing or defaulting on debt
•Risks related to acquiring outstanding debt
•Risks related to our capped call transactions
•Risks related to further issuances of securities
•Risks related to future offerings of debt securities or preferred shares
Risks Related to the Lodging Industry
•Risks related to hotel profitability
•Risks related to operations
•Risks related to competition for acquisitions
•Risks related to the seasonality and cyclical nature of the lodging industry
•Risks related to capital expenditure requirements
•Risks related to hotel and resort development
•Risks related to changing technology, including artificial intelligence, and cyber-attacks
•Risks related to hotel personnel and unionization
•Risks related to natural disasters, climate change and other environmental factors and regulations
•Risks related to terrorism and disruptive geopolitical activity
•Risks related to underinsurance or lack of insurance
•Risks related to unknown or contingent liabilities
•Risks related to compliance with federal, state and local environmental laws and other legislative changes
•Risks related to potential litigation
General Risks Related to the Real Estate Industry
•Risks related to illiquidity of real estate investments
•Risks related to changing tax regimes in states and localities in which we own property
•Risks related to liabilities under environmental laws

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
•Risks related to potential failures to qualify as a REIT
•Risks related to REIT requirements
•Risks related to distributions of REIT taxable income
•Risks related to our TRS and TRS lessees
•Risks related to our Operating Partnership
•Risks related to taxation on dividends
•Risks related to subsidiary REITs
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
Our primary business is hotel-related. Therefore, a downturn in the lodging industry, in general, and markets in which we operate, in particular, would have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.
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
We are subject to a franchisor's or operator's right of first offer, in some instances. These third-party rights may adversely affect our ability to timely dispose of these properties on favorable terms, or at all.
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
Risks Related to Debt, Financing and Future Securities Issuances
Debt service obligations could adversely affect our overall operating results, may require us to sell hotel properties, may jeopardize our qualification as a REIT and could adversely affect our ability to make distributions to our shareholders and the market price of our common shares.
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
Higher interest rates could increase debt service requirements on any of our floating rate debt, including our senior unsecured revolving credit facilities, and could reduce the amounts available for distribution to our shareholders, as well as reduce funds available for our operations, future business opportunities or other purposes. We have obtained, and we may in the future obtain, one or more forms of interest rate protection — in the form of swap agreements, interest rate cap contracts or similar agreements that are consistent with our intention to remain qualified as a REIT — to "hedge" against the possible negative effects of interest rate fluctuations. However, such hedging incurs costs and we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder. Adverse economic conditions could also cause the terms on which we borrow to be unfavorable.

Our existing indebtedness contains financial covenants that could limit our operations and our ability to make distributions to our shareholders.
The credit agreements that govern our existing senior unsecured revolving credit facilities and unsecured term loan facilities contain financial covenants, such as net worth requirements, fixed charge coverage, debt ratios and other limitations that restrict our ability to make distributions or other payments to our shareholders, sell all or substantially all of our assets and engage in mergers, consolidations and certain acquisitions without the consent of the lenders. Similarly, the indenture that governs our senior notes contains customary covenants that limit our Operating Partnership's ability and, in certain instances, the ability of its subsidiaries, to encumber assets; incur additional indebtedness; create liens securing indebtedness; make restricted payments; enter into agreements that restrict dividends or other payments; issue guarantees; sell assets; engage in transactions with affiliates; or merge, consolidate or transfer all or substantially all of its assets. In addition, our mortgage loan agreement contains restrictions (including cash management provisions) that may under circumstances specified in the loan agreement prohibit our subsidiaries that own our hotels from making distributions or paying dividends, repaying loans to us or other subsidiaries or transferring any of their assets to us or another subsidiary which could adversely affect our ability to make distributions to our shareholders. Failure to meet our covenants could result from, among other things, changes in our results of operations, the incurrence of additional debt or changes in general economic conditions. Such failures could cause one or more of our lenders to accelerate the timing of payments and could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders. The terms of our debt may restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders.
Our existing mortgage loan agreement contains, and mortgage loan agreements we may enter into in the future may contain, "cash trap" provisions that could limit our ability to make distributions to our shareholders.
Our existing mortgage loan agreement contains, and mortgage loan agreements we may enter into in the future may contain, cash trap provisions that may be triggered if the performance of the hotels securing the loans declines below a threshold. If these provisions are triggered, substantially all of the profit generated by the hotel will be deposited directly into a lockbox account and then swept into a cash management account for the benefit of the lender. In that event, cash would be distributed to us only after certain items are paid, including deposits into leasing and maintenance reserves and the payment of debt service, insurance, taxes, operating expenses and extraordinary capital expenditures and leasing expenses. This could adversely affect our liquidity and our ability to make distributions to our shareholders.
There is refinancing risk associated with our debt.
Our typical debt contains limited principal amortization; therefore, the vast majority of the principal must be repaid at the maturity of the loan in a so-called "balloon payment." At the maturity of these loans, assuming we do not have sufficient funds to repay the debt, we will need to refinance the debt. If the credit environment is constrained at the time of our debt maturities, we would have a very difficult time refinancing debt or refinancing terms may be at substantially higher interest rates and/or lower proceeds. If we are unable to refinance our debt on acceptable terms, we may be forced to choose from a number of unfavorable options. These options include agreeing to otherwise unfavorable financing terms on one or more of our unencumbered assets, selling one or more hotels at disadvantageous terms, including unattractive prices, or defaulting on the mortgage and permitting the lender to foreclose. Any one of these options could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.
If we default on our secured debt, the lenders may foreclose on our hotels.
Our mortgage loan is, and mortgage loans we may have in the future may be, secured by either single property first mortgage liens or leasehold interests under the ground leases on the applicable hotel. If we default on a secured loan, the applicable lender will be able to foreclose on the property pledged to secure the loan.
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

We are subject to counterparty risk with respect to our capped calls.
In connection with our offering in September 2025 of 1.625% Convertible Senior Notes due 2030, we have entered into capped call transactions with certain option counterparties. The option counterparties are financial institutions, and we are subject to the risk that any or all of them might default under the capped call transactions. Our exposure to the credit risk of the option counterparties is not secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, then we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transaction with such option counterparty or the capped call transaction may be transferred to another financial institution. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price and volatility of our common shares. In addition, upon a default by an option counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common shares. We can provide no assurance as to the financial stability or viability of the option counterparties.
Further issuances of equity securities or debt securities convertible into our common shares, including in connection with conversions of notes, may be dilutive to current shareholders and convertible noteholders or materially and adversely affect the price of our common shares.
We expect to issue additional common shares or preferred shares or issue additional debt securities convertible into our common shares to raise the capital necessary to finance hotel acquisitions or improvements, refinance debt or pay portions of future dividends. In addition, we may issue units in our Operating Partnership, which are redeemable on a one-for-one basis for our common shares, to acquire hotels. Such issuances could result in dilution of our shareholders' equity interests. Furthermore, the anticipated issuance and sale of substantial amounts of our common shares or the anticipated or actual conversion of securities into our common shares could adversely affect the market price of our common shares.
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
•labor strikes or disruptions;
•unforeseen events beyond our control, such as terrorist attacks, rumors or threats of war, cyber-attacks, travel-related health concerns and restrictions as a result of pandemics and epidemics such as, without limitation, COVID-19, H1N1 influenza (swine flu), avian bird flu, Zika virus, SARS and MERS, political instability, regional hostilities, imposition of taxes or surcharges by regulatory authorities, travel-related accidents and unusual weather patterns, including natural disasters such as hurricanes, tsunamis and earthquakes;
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
Some of the hotel properties we acquire need renovations and capital improvements at the time of acquisition and all the hotel properties we have acquired and will acquire in the future will have an ongoing need for renovations and other capital improvements, including replacement, from time to time, of furniture, fixtures and equipment. The franchisors, if any, of our hotel properties also require periodic capital improvements as a condition to our maintaining the franchise licenses. In addition, our lenders often require that we set aside annual amounts for capital improvements to our hotel properties. These capital improvements may give rise to the following risks:
•possible environmental problems;
•construction cost overruns and delays, including those caused by supply chain disruptions and tariffs;
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
Some of our hotel rooms are booked through Internet travel intermediaries, such as Travelocity.com, Expedia.com, Booking.com and Priceline.com. As bookings through these intermediaries increase, these intermediaries may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the management companies that operate the hotels we own and acquire. Moreover, some of these Internet travel intermediaries attempt to offer hotel rooms as a commodity by increasing the importance of price and general quality indicators (such as "three-star downtown hotel"), at the expense of brand identification, quality of product or service. These intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands or properties. Additional sources of competition, such as alternative lodging marketplaces like Airbnb, may, as they become more accepted, lead to a reduced demand for conventional hotel guest rooms and to an increased supply of lodging alternatives. If the amount of bookings made through Internet travel intermediaries or the use of alternative lodging marketplaces prove to be more significant than we expect, profitability may be lower than expected, and our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.
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
We may face challenges managing rapidly advancing artificial intelligence in our business which could adversely affect our competitive position.
The development and evolution of artificial intelligence is occurring at a rapid pace. Artificial intelligence may present an opportunity to create meaningful efficiencies and improve our business performance, but it could present similar opportunities for our competitors, and the use of artificial intelligence by us or our hotel managers, franchisors or vendors may pose new and more severe cybersecurity challenges. The use of artificial intelligence by hotel guests may change the way they find and purchase lodging or other hotel services. If we or our hotel managers, franchisors or vendors are unable to apply artificial intelligence to our business successfully or our competitors gain competitive advantages over us through their application of artificial intelligence, our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders may be adversely affected.

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
We are subject to operational risks associated with complying with increased environmental-related regulations, aligning with investor requirements concerning environmental issues and meeting shifting consumer preferences with regard to the environment. In an effort to mitigate the impact of climate change, our hotels could become subject to increased governmental regulations (whether federal, state, county or local) mandating energy efficiency standards, the usage of sustainable energy sources, updated equipment specifications, additional disclosure requirements (and potentially additional monitoring systems) and limits on carbon emissions, which may require additional capital investments or increased operating costs. Climate change may also affect our business by causing a shift in consumer preferences for sustainable travel. Our hotels may be subject to additional costs to manage consumer expectations for sustainable buildings and hotel operations.
There can be no assurance that climate change will not have a material adverse effect on our hotels, operating results or cash flows.
We are also subject to risks associated with the impact of new or re-emergent contagious diseases and federal, state and local government responses and restrictions thereto, which could significantly disrupt our business. For example, as a result of the COVID-19 pandemic and subsequent government mandates and health official recommendations and restrictions such as quarantines, restrictions on travel, "shelter in place" rules and restrictions on the types of business that could continue to operate, hotel demand was nearly eliminated during the second quarter of 2020 and occupancy levels reached historic lows. While our operations have significantly improved, and COVID-19 is now endemic, future pandemics of other diseases (whether due to novel sources or the re-emergent of previous sources) could occur, which could have a material adverse effect on our financial condition, results of operations, the market price of our common shares and our ability to make distributions to our shareholders.

Terrorism, terror alerts, rumors or threats of war and other disruptive geopolitical activity could adversely affect travel and hotel demand.
Terrorism, terror alerts, rumors or threats of war and other disruptive geopolitical activity have adversely affected the U.S. travel and hospitality industries in the last several years, often disproportionately to their effect on the overall economy. The impact that increases in such events could have on domestic and international travel and our business in particular cannot be definitively determined. The occurrence of any such events could have a material adverse effect on our business, our ability to finance our business, our ability to insure our properties and our results of operations and financial condition.
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
The delay in approving a budget and continuing appropriation legislation to fund the federal government's operations caused many federal agencies to cease or curtail some activities during the fourth quarter of 2013 and for an even longer period of time beginning in the fourth quarter of 2018 and the third quarter of 2025. There can be no assurance that similar action or inaction by federal or state government agencies, or other efforts to reduce government expenditures or growth, will not occur again in future periods, resulting in difficulties and discouraging travel or meetings and conferences. The reduction in income from both businesses and federal government employees and the possibility of another federal government impasse may adversely affect consumer confidence or may discourage both business and leisure travel, resulting in the deferral or cancellation of travel and a negative effect on our group and transient revenues in the future. Such impacts could have a material adverse impact on our consolidated financial statements.
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
If states and localities in which we own material amounts of property or conduct material amounts of business raise their transfer taxes, income or property tax rates or amend their tax regimes in a manner that increases our state and local tax liabilities, we would have less cash available for distribution to our shareholders and the market price of our shares could be adversely affected.
We and our subsidiaries are subject to income tax and other taxes by states and localities in which we conduct business. Additionally, we are and will continue to be subject to property taxes in states and localities in which we own property, and our TRS lessees are and will continue to be subject to federal, state and local corporate income tax. States and localities may seek additional sources of revenue to reduce budget deficits and otherwise improve their financial condition or provide more services, they may, among other steps, increase transfer taxes, raise income and property tax rates and/or amend their tax regimes to eliminate for state income tax purposes the favorable tax treatment REITs enjoy for U.S. federal income tax purposes. We cannot predict when or if any states or localities would make any such changes, or what form those changes would take. If states and localities in which we own material amounts of property or conduct material amounts of business make changes to their tax rates or tax regimes that increase our state and local tax liabilities, such increases would reduce the amount of cash available for distribution to our shareholders and could adversely affect the market price of our shares.
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
Certain provisions of the Maryland General Corporation Law (the "MGCL") applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•"business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10 percent or more of the voting power of our shares) or an affiliate of any interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes special appraisal rights and special shareholder voting requirements on these combinations; and
•"control share" provisions that provide that our "control shares" (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of "control shares") have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
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

Additionally, Title 8, Subtitle 3 of the MGCL permits our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change of control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price. In October 2015, we opted out of the classified board provision of Title 8, Subtitle 3 of the MGCL and prohibited ourselves from opting back into that provision without prior approval of our shareholders.
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
Our declaration of trust provides that a trustee may be removed only for cause (as defined in our declaration of trust) and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Our declaration of trust also provides that vacancies on our board of trustees may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements prevent shareholders from removing trustees except for cause and with a substantial affirmative vote and from replacing trustees with their own nominees and may prevent a change of control of our company that is in the best interests of our shareholders.

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
Our board of trustees has the authority to designate and issue preferred shares with liquidation, dividend and other rights that are senior to those of our common shares. As of December 31, 2025, 4,265,374 shares of our 6.375% Series E Cumulative Redeemable Preferred Shares (the "Series E Preferred Shares"), 5,890,475 shares of our 6.30% Series F Cumulative Redeemable Preferred Shares (the "Series F Preferred Shares"), 9,085,949 shares of our 6.375% Series G Cumulative Redeemable Preferred Shares (the "Series G Preferred Shares") and 7,827,164 shares of our 5.70% Series H Cumulative Redeemable Preferred Shares (the "Series H Preferred Shares") were issued and outstanding. The aggregate liquidation preference with respect to the outstanding preferred shares is approximately $676.7 million as of December 31, 2025, and aggregate annual dividends on our outstanding preferred shares of approximately $41.7 million. Holders of any of these preferred shares are entitled to cumulative dividends before any dividends may be declared or set aside on our common shares. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common shares, holders of these preferred shares are entitled to receive a liquidation preference of $25.00 per share plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common shares. In addition, holders of these preferred shares have the right to elect two additional trustees to our board of trustees whenever dividends on the preferred shares are in arrears for six or more quarterly dividends, whether or not consecutive.
The change of control conversion and redemption features of the Series E Preferred Shares, the Series F Preferred Shares, the Series G Preferred Shares and the Series H Preferred Shares may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our declaration of trust) as the result of which our common shares and the common securities of the acquiring or surviving entity (or American Depositary Receipts representing such securities) are not listed on the New York Stock Exchange (the "NYSE"), the NYSE American LLC or Nasdaq or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American LLC or Nasdaq, holders of Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares or Series H Preferred Shares will have the right (unless, as provided in our declaration of trust, we have provided or provide notice of our election to redeem the applicable series) to convert some or all of their preferred shares into our common shares (or equivalent value of alternative consideration), and under these circumstances we will also have a special optional redemption right to redeem such shares. Upon such a conversion, holders of Series E Preferred Shares will be limited to a maximum number of our common shares equal to 1.9372 multiplied by the number of Series E Preferred Shares converted, holders of Series F Preferred Shares will be limited to a maximum number of our common shares equal to 2.0649 multiplied by the number of Series F Preferred Shares converted, holders of Series G Preferred Shares will be limited to a maximum number of our common shares equal to 2.1231 multiplied by the number of Series G Preferred Shares converted and holders of Series H Preferred Shares will be limited to a maximum number of our common shares equal to 2.2311 multiplied by the number of Series H Preferred Shares converted. In addition, those features of the Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares and Series H Preferred Shares may have the effect of inhibiting a third party from making an acquisition proposal for our company or of delaying, deferring or preventing a change of control of our company under circumstances that otherwise could provide the holders of our common shares, Series E Preferred Shares, Series F Preferred Shares, Series G Preferred Shares or Series H Preferred Shares with the opportunity to realize a premium over the then-current market price or that shareholders may otherwise believe is in their best interests.
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

In particular, we must ensure that at the end of each calendar quarter, at least 75 percent of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10 percent of the outstanding voting securities of any one issuer or more than 10 percent of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5 percent of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25 percent (20 percent for taxable years beginning before January 1, 2026) of the value of our total assets can be represented by the securities of one or more TRSs and no more than 25 percent of our assets can be represented by debt of "publicly offered REITs" (i.e., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act) that is not secured by real property or interests in real property. The Code provides that temporary investments of new capital in stock or debt instruments for the one-year period beginning on the date on which we receive the new capital will be considered qualified real estate assets for purposes of the above requirements. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.
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
To maintain our qualification as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as "rents from real property." Rents paid to our Operating Partnership by our TRS lessees pursuant to the lease of our hotel properties constitute substantially all of our gross income. In order for such rent to qualify as "rents from real property" for purposes of the gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
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

If our TRSs fail to qualify as TRSs for U.S. federal income tax purposes or our hotel managers do not qualify as "eligible independent contractors," we would fail to qualify as a REIT.
Rent paid by a lessee that is a "related party tenant" of ours will not be qualifying income for purposes of the two gross income tests applicable to REITs. We lease all of our hotels to our TRS lessees. So long as any TRS lessee qualifies as a TRS, it will not be treated as a "related party tenant" with respect to our properties that are managed by an independent hotel management company that qualifies as an "eligible independent contractor." We believe that our TRSs qualify to be treated as TRSs for U.S. federal income tax purposes, but there can be no assurance that the IRS will not challenge the status of a TRS for U.S. federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in disqualifying any of our TRS lessee from treatment as a TRS, it is possible that we would fail to meet the asset tests applicable to REITs and substantially all of our income would fail to qualify for the gross income tests. If we failed to meet either the asset or gross income tests, we would likely lose our REIT qualification for U.S. federal income tax purposes.
Additionally, if our hotel managers do not qualify as "eligible independent contractors," we will fail to qualify as a REIT. Each of the hotel management companies that enter into a management contract with our TRS lessees must qualify as an "eligible independent contractor" under the REIT rules in order for the rent paid to us by our TRS lessees to be qualifying income for purposes of the REIT gross income tests. Among other requirements, in order to qualify as an eligible independent contractor a manager must not own, directly or through its shareholders, more than 35 percent of our outstanding shares, taking into account certain ownership attribution rules. The ownership attribution rules that apply for purposes of these 35 percent thresholds are complex. Although we intend to monitor ownership of our shares by our hotel managers and their owners, there can be no assurance that these ownership levels will not be exceeded.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum U.S. federal income tax rate applicable to qualified dividend income payable to certain non-corporate U.S. shareholders is 20 percent. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. Non-corporate taxpayers may deduct up to 20 percent of certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6 percent on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Complying with REIT requirements may limit our ability to hedge our liabilities effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a properly identified hedging transaction we enter into to manage risk of interest rate changes, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute "gross income" for purposes of the 75 percent or 95 percent gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.

If our subsidiary REITs failed to qualify as REITs, we could be subject to higher taxes and could fail to remain qualified as REITs.
Our Operating Partnership owns 100 percent of the common shares of our subsidiary REITs that have elected to be taxed as REITs under the U.S. federal income tax laws. Our subsidiary REITs are subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If either of our subsidiary REITs were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. If our subsidiary REITs were to fail to qualify as a REIT, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. We have made "protective" TRS elections with respect to each of our subsidiary REITs and may implement other protective arrangements intended to avoid such an outcome if our subsidiary REITs were not to qualify as a REIT, but there can be no assurance that such "protective" elections and other arrangements will be effective to avoid the resulting adverse consequences to us. Moreover, even if the "protective" TRS elections were to be effective in the event of the failure of our subsidiary REITs to maintain their qualifications as REITs, such subsidiary REITs would be subject to U.S. federal income tax and we cannot assure you that we would not fail to satisfy the requirement that not more than 25 percent of the value of our total assets may be represented by the securities of one or more TRSs. In this event, we would fail to qualify as a REIT unless we or such subsidiary REITs could avail ourselves or themselves of certain relief provisions.
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
These ownership limits could delay or prevent a transaction or a change of control that might involve a premium price for our shares or otherwise be in the best interest of the shareholders.
The prohibited transactions tax may limit our ability to engage in transactions, including dispositions of assets that would be treated as sales for U.S. federal income tax purposes.
A REIT's net income from prohibited transactions is subject to a 100 percent tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.

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
As of December 31, 2025, no risk from cybersecurity threats, including as a result of any previous cybersecurity incident, has materially affected our business, results of operations or financial condition. Although we have invested in the protection of our data and information systems and the monitoring of our systems on an ongoing basis, such efforts may not in the future prevent material compromises to our information systems, including those that could have a material adverse effect on our business. We maintain cybersecurity insurance coverage to mitigate our financial exposure to certain incidents, and we consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices.
We have elected to outsource our information technology function to a third-party managed service provider ("MSP") that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our hosted services, all of the computer and computer-related hardware and software we use, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems 24/7, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.
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
For additional information about cybersecurity risk, see "Item 1A. Risk Factors—Our hotel managers and we rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business."

Item 2. Properties.
We lease office space to use as our headquarters located at 4747 Bethesda Avenue, Suite 1100, Bethesda, Maryland 20814.
As of December 31, 2025, we owned interests in 44 hotels with a total of 11,052 guest rooms, all of which are consolidated in our financial statements. The following table sets forth certain information about our hotels.

	Property		Date Acquired	Location	Number of Guest Rooms
1.	L'Auberge Del Mar		November 30, 2018	Del Mar, CA	121
2.	Hotel Palomar Los Angeles Beverly Hills	(1)	November 20, 2014	Los Angeles, CA	264
3.	W Los Angeles - West Beverly Hills		August 23, 2012	Los Angeles, CA	297
4.	Chamberlain West Hollywood		November 30, 2018	West Hollywood, CA	115
5.	Hotel Ziggy		November 30, 2018	West Hollywood, CA	108
6.	Le Parc at Melrose		November 30, 2018	West Hollywood, CA	154
7.	Mondrian Los Angeles		May 3, 2011	West Hollywood, CA	236
8.	Hyatt Centric Delfina Santa Monica		November 19, 2010	Santa Monica, CA	315
9.	Viceroy Santa Monica Hotel	(1)	November 30, 2018	Santa Monica, CA	169
10.	Embassy Suites San Diego Bay - Downtown		January 29, 2013	San Diego, CA	341
11.	Hilton San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	286
12.	Paradise Point Resort & Spa	(1)	November 30, 2018	San Diego, CA	462
13.	San Diego Mission Bay Resort	(1)	November 30, 2018	San Diego, CA	357
14.	Margaritaville Hotel San Diego Gaslamp Quarter		November 30, 2018	San Diego, CA	235
15.	The Westin San Diego Gaslamp Quarter		April 6, 2011	San Diego, CA	450
16.	Estancia La Jolla Hotel & Spa	(1) (4)	December 1, 2021	La Jolla, CA	210
17.	Argonaut Hotel	(1)	February 16, 2011	San Francisco, CA	252
18.	Harbor Court Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	131
19.	1 Hotel San Francisco	(1)	November 30, 2018	San Francisco, CA	200
20.	Hotel Zelos San Francisco	(1)	October 25, 2012	San Francisco, CA	202
21.	Hotel Zephyr Fisherman's Wharf	(1)	December 9, 2013	San Francisco, CA	361
22.	Hotel Zeppelin San Francisco	(5)	May 22, 2014	San Francisco, CA	196
23.	Hotel Zetta San Francisco		April 4, 2012	San Francisco, CA	116
24.	Chaminade Resort & Spa		November 30, 2018	Santa Cruz, CA	156
25.	George Hotel		November 30, 2018	Washington, DC	139
26.	Hotel Monaco Washington DC	(1)	September 9, 2010	Washington, DC	184
27.	Hotel Zena Washington DC		November 30, 2018	Washington, DC	191
28.	Viceroy Washington DC		November 30, 2018	Washington, DC	178
29.	Southernmost Beach Resort	(2)	November 30, 2018	Key West, FL	296
30.	The Marker Key West Harbor Resort		November 30, 2018	Key West, FL	96
31.	Margaritaville Hollywood Beach Resort	(1) (4)	September 23, 2021	Hollywood, FL	369
32.	Inn on Fifth		May 11, 2022	Naples, FL	119
33.	LaPlaya Beach Resort & Club		May 21, 2015	Naples, FL	193
34.	Jekyll Island Club Resort	(1)	July 22, 2021	Jekyll Island, GA	200
35.	Hotel Chicago Downtown, Autograph Collection		November 30, 2018	Chicago, IL	354
36.	Hyatt Regency Boston Harbor	(1)	November 30, 2018	Boston, MA	270
37.	Revere Hotel Boston Common		December 18, 2014	Boston, MA	356
38.	The Liberty, a Luxury Collection Hotel, Boston	(1) (3)	November 30, 2018	Boston, MA	298
39.	The Westin Copley Place, Boston	(1)	November 30, 2018	Boston, MA	803
40.	W Boston		June 8, 2011	Boston, MA	238
41.	The Hotel Zags		August 28, 2013	Portland, OR	174
42.	The Nines, a Luxury Collection Hotel, Portland		July 17, 2014	Portland, OR	331
43.	Newport Harbor Island Resort		June 23, 2022	Newport, RI	258
44.	Skamania Lodge		November 3, 2010	Stevenson, WA	271
	Total number of guest rooms				11,052
______________________
(1)    This property is subject to a long-term ground, air rights or hotel lease.
(2)    One of the restaurant facilities at this property is subject to a ground lease.
(3)    We own a 99.99% controlling interest in this property.

(4)    This property is subject to mortgage debt. The Margaritaville Hollywood Beach Resort mortgage was paid off in February 2026.
(5)    This property consists of a 116-guest room building which is owned fee simple and an adjoining building with 80 guest-rooms which is subject to a lease agreement.
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
•Incentive Management and Other Fees.   Some of our management agreements provide for the payment of incentive management fees. Generally, incentive management fees are 10% to 20% of net operating income above a specified return on project costs or as a percentage of net operating income above various net operating income thresholds. Some of our incentive fees are subject to a limit.
•Terms.  The remaining terms of our management agreements are up to eight years, not including renewals, and up to 27 years, including renewals.
•Ability to Terminate.  The majority of our management agreements are terminable at will by us. Some of our management agreements require the payment of a termination fee and some are terminable upon sale of the property. Most of the agreements also provide us the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. The hotels with non-terminable management agreements and their respective expiration dates (assuming contracts with unilateral extension options of the management company are exercised) are as follows:

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
•Executive Supervision and Management Services.  Each manager supervises all managerial and other hotel employees, reviews hotel operation and maintenance, prepares reports, budgets and projections, and provides other administrative and accounting support services for the hotel. Under certain management agreements, we have approval rights over the hiring of certain key executive management personnel at the hotel.
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

•Building Alterations, Improvements and Renewals.  Our management agreements generally require the managers to prepare an annual estimate of the expenditures necessary for major capital repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and vertical transportation elements of the hotels for our review and approval. In addition to the foregoing, the management agreements generally provide that the managers may propose such changes, alterations and improvements to the hotels as are required by reason of laws or regulations or, in the manager's reasonable judgment, to keep the hotels in a safe, competitive and efficient operating condition.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares began trading on the NYSE on December 9, 2009 under the symbol "PEB."
Shareholder Information
On February 20, 2026, there were 64 holders of record of our common shares. However, because the vast majority of our common shares are held by brokers and other institutions on behalf of shareholders, we believe that there are considerably more beneficial holders of our common shares than record holders.
The following graph provides a comparison of the cumulative total return on our common shares from December 31, 2020, to the NYSE closing price per share on December 31, 2025, with the cumulative total return on the Russell 2000 Index (the "Russell 2000") and the FTSE Nareit All Equity REITs Index (the "FTSE Nareit All Equity REITs") for the same period. Total return values were calculated assuming a $100 investment on December 31, 2020 with reinvestment of all dividends in (i) our common shares, (ii) the Russell 2000 and (iii) the FTSE Nareit All Equity REITs. The total return values do not include any dividends declared, but not paid, during the period.

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
Total Return
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Pebblebrook Hotel Trust
Russell 2000
FTSE Nareit All Equity REITs

The actual returns shown on the graph above are as follows:

	Value of Initial Investment at December 31,
Name	2020	2021	2022	2023	2024	2025
Pebblebrook Hotel Trust	$100.00	$119.19	$71.52	$85.59	$72.78	$61.03
Russell 2000	$100.00	$114.78	$91.30	$106.71	$119.00	$134.23
FTSE Nareit All Equity REITs	$100.00	$141.31	$106.18	$118.22	$124.03	$126.82

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
Securities Authorized for Issuance Under Equity Compensation Plan
The following table sets forth information regarding securities authorized for issuance under our equity compensation plan, our 2009 Equity Incentive Plan, as amended and restated, as of December 31, 2025. See Note 8. Share-Based Compensation Plan to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information regarding our 2009 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	3,846,257
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,846,257
During the year ended December 31, 2025, certain of our employees chose to have us acquire from such employees an aggregate of 95,824 common shares to pay taxes due upon vesting of restricted common shares granted pursuant to share award agreements. The average price paid by the Company for these shares was $13.36 per share.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2025 - October 31, 2025	653,412	$10.77	7,034,874	$—
November 1, 2025 - November 30, 2025	—	$—	—	$—
December 1, 2025 - December 31, 2025	—	$—	—	$—
Total	653,412	$10.77	7,034,874	$150.0
______________________
(1)    On February 17, 2023, our board of trustees authorized a share repurchase program of up to $150.0 million of our outstanding common shares. On October 21, 2025, our board of trustees terminated the February 2023 program and authorized a new share repurchase program of up to $150.0 million of common shares. Under our current program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time.

Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
October 1, 2025 - October 31, 2025	—	$—	—	$—
November 1, 2025 - November 30, 2025	208,447	$19.19	4,000,000	$—
December 1, 2025 - December 31, 2025	264,748	$18.89	4,999,988	$—
Total	473,195	$19.02	8,999,988	$74.1
______________________
(1)    On February 17, 2023, our board of trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of December 31, 2025, $74.1 million of preferred shares remained available for repurchase under this program.
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
Overview
Our 2025 operating results showed continued recovery in several urban markets and resilient leisure demand throughout the portfolio. The operating environment was shaped by significant macro uncertainty, shifting policies and market-specific events that reduced visibility. San Francisco, Chicago, and Portland led the recovery, while San Diego and Washington, D.C. were challenged by weaker convention and government-related demand. Los Angeles was our most challenged market in 2025 due to the lingering impact of early-2025 wildfires and related disruptions. We remained focused on driving operating efficiency and reducing our operating costs—through both traditional discipline and the expanded use of technology—so we can continue to improve profitability and cash flow.
During 2025, we completed the following transactions:
•We sold the Montrose at Beverly Hills for $44.3 million and The Westin Michigan Avenue Chicago for $72.0 million.
•We issued $400.0 million of our 1.625% Convertible Senior Notes due January 2030 and used net proceeds and cash on hand to repurchase $400.0 million of the 1.75% Convertible Senior Notes due December 2026 at a discount, for $392.0 million, which resulted in a gain on debt extinguishment of $7.4 million.
•We repurchased 6,277,068 common shares for an aggregate purchase price of $71.4 million, or an average of $11.37 per share, under our common share repurchase program.
•We repurchased 531,038 preferred shares for an aggregate purchase price of $10.1 million, or an average of approximately $18.95 per share, under our preferred share repurchase program.
•We finalized settlement agreements for our Hurricane Helene and Hurricane Milton insurance claims.
•We repaid $100.0 million of the $140.0 million mortgage loan on Margaritaville Hollywood Beach Resort.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the years ended December 31, 2025 and 2024:

	For the year ended December 31,
	2025	2024

Same-Property Occupancy	72.4%	70.7%
Same-Property ADR	$294.96	$303.14
Same-Property RevPAR	$213.49	$214.42
Same-Property Total RevPAR	$339.48	$335.88
The above table of hotel operating statistics includes information from all hotels owned as of December 31, 2025, except for LaPlaya Beach Resort & Club which was excluded for the fourth quarter due to its closure in 2024 following Hurricane Milton and Newport Harbor Island Resort which was excluded for the first and second quarters due to its redevelopment. The above table of hotel operating statistics also includes Montrose at Beverly Hills and The Westin Michigan Avenue Chicago for the first, second and third quarters and excluded in the fourth quarter due to their sale in the fourth quarter of 2025.
Results of Operations
This section includes comparisons of certain 2025 financial information to the same information for 2024. Year-to-year comparisons of the 2024 financial information to the same information for 2023 are contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 26, 2025.
At December 31, 2025 and 2024, our consolidated financial statements included the operations of 44 and 46 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed, operating results for certain properties are not comparable for the years ended December 31, 2025 and 2024. The properties listed in the table below are hereinafter referred to as "non-comparable properties" for the periods indicated and all other properties are referred to as "comparable properties":

Property	Location	Disposition Date
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
Revenues — Total revenues increased by $22.2 million primarily due to increases at Newport Harbor Island Resort, which was closed for renovation for part of 2024; LaPlaya Beach Resort & Club, where the Beach House was closed in 2024 due to hurricane damage and reopened in 2025; recovery in demand at our San Francisco properties; and higher revenues at Estancia La Jolla Hotel & Spa and The Westin Copley Place, Boston. These increase were partially offset by lower revenue at Hyatt Centric Delfina Santa Monica, which continued to ramp up from its renovation and conversion to the Hyatt brand; and demand decreases at W Los Angeles - West Beverly Hills and Viceroy Santa Monica Hotel. Additionally, the increase was offset by a $3.1 million decrease due to the sales of our non-comparable properties in 2025.
Hotel operating expenses — Total hotel operating expenses increased by $24.6 million primarily due to increased operations at Newport Harbor Island Resort, The Westin Copley Place, Boston, 1 Hotel San Francisco and LaPlaya Beach Resort & Club, as well as an increase in wages and benefits throughout most of our portfolio. This increase was partially offset by a $2.4 million decrease due to the sales of our non-comparable properties in 2025.
Depreciation and amortization — Depreciation and amortization expense decreased by $1.9 million primarily due to the sale of our non-comparable properties in 2025.

Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent increased by $7.2 million primarily due to lower property taxes in 2024 on several California properties as a result of the successful settlement of appeals from previous years and an increase in real estate tax assessments in 2025.
General and administrative — General and administrative expense increased by $1.4 million primarily due to an increase in legal costs in 2025. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — In 2025, we recognized an impairment loss of $48.9 million related to three hotels. In 2024, we recognized a loss of $10.0 million related to damage caused by Hurricanes Helene and Milton at LaPlaya Beach Resort & Club and an impairment loss of $38.1 million related to one hotel property.
Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2025 and 2024 related to the settlements of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton in 2025 and Hurricane Ian in 2024.
Interest expense — Interest expense decreased by $9.1 million primarily due to a $7.4 million gain on debt extinguishment recorded as a result of repurchasing a portion of our convertible debt at a discount.
Income tax (expense) benefit — In 2024, the Company had an income tax benefit of $25.6 million as a result of the release of a portion of the valuation allowance. In 2025, the Company had an income tax expense of $6.3 million as a result of taxable income of its taxable REIT subsidiary.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of our Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Issuance costs of repurchased preferred shares — Issuance costs of repurchased preferred shares increased due to the repurchase of 531,038 preferred shares under our preferred share repurchase program. These costs are included in the determination of net income (loss) attributable to common shareholders.
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
Adjusted FFO is defined as FFO, as adjusted for transaction costs, non-cash ground rent on operating and finance lease liabilities, management/franchise contract transition costs, interest expense adjustment for acquired liabilities, finance lease adjustment, non-cash amortization of acquired intangibles, gain on insurance settlement, early extinguishment of debt, amortization of share-based compensation expense, issuance costs of redeemed preferred shares, hurricane-related costs, non-cash interest expense, unrealized loss on investment and deferred tax asset provision (benefit). We believe Adjusted FFO provides useful supplemental information regarding our ongoing operating performance.

The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Net income (loss)	$(62,230)	$16	$(74,276)
Adjustments:
Real estate depreciation and amortization	227,427	229,230	240,304
Gain on sale of hotel properties	—	—	(30,375)
Impairment	48,871	48,146	81,788
FFO	$214,068	$277,392	$217,441
Distribution to preferred shareholders and unit holders	(46,973)	(47,182)	(48,306)
Repurchase of preferred shares	2,404	—	8,396
FFO available to common share and unit holders	$169,499	$230,210	$177,531
Transaction costs	200	44	688
Non-cash ground rent on operating and finance leases	7,191	7,476	7,608
Management/franchise contract transition costs	12	163	359
Interest expense adjustment for acquired liabilities	1,031	1,110	1,672
Finance lease adjustment	3,036	2,995	2,952
Non-cash amortization of acquired intangibles	(1,711)	(1,927)	(5,494)
Gain on insurance settlement	(4,747)	(24,824)	—
Early extinguishment of debt	(6,472)	3,781	1,035
Amortization of share-based compensation expense	13,717	13,602	12,545
Repurchase of preferred shares	(2,404)	—	(8,396)
Hurricane-related costs	—	183	6,598
Deferred tax provision (benefit)	4,197	(28,483)	—
Unrealized loss on investment	3,900	—	—
Adjusted FFO available to common share and unit holders	$187,449	$204,330	$197,098
EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. We calculate EBITDAre in accordance with standards established by Nareit. EBITDAre is defined as EBITDA as adjusted for gain on sale of hotel properties and impairment loss. Adjusted EBITDAre is defined as EBITDAre, as adjusted for transaction costs, non-cash ground rent on operating and finance lease liabilities, management/franchise contract transition costs, non-cash amortization of acquired intangibles, gain on insurance settlement, amortization of share-based compensation expense, unrealized loss on investment and hurricane-related costs. Hotel EBITDA is defined as Adjusted EBITDAre plus corporate general and administrative expenses less interest income, business interruption insurance income, and other. We believe that EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA provide investors useful financial measures to evaluate our operating performance, excluding the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).

The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Net income (loss)	$(62,230)	$16	$(74,276)
Adjustments:
Interest expense	103,333	112,432	115,660
Income tax expense (benefit)	6,291	(25,628)	655
Depreciation and amortization	227,659	229,531	240,645
EBITDA	$275,053	$316,351	$282,684
Gain on sale of hotel properties	—	—	(30,375)
Impairment	48,871	48,146	81,788
EBITDAre	$323,924	$364,497	$334,097
Transaction costs	200	44	688
Non-cash ground rent on operating and finance leases	7,191	7,476	7,608
Management/franchise contract transition costs	12	163	359
Non-cash amortization of acquired intangibles	(1,711)	(1,927)	(5,494)
Gain on insurance settlement	(4,747)	(24,824)	—
Amortization of share-based compensation expense	13,717	13,602	12,545
Hurricane-related costs	—	183	6,598
Unrealized loss on investment	3,900	—	—
Adjusted EBITDAre	$342,486	$359,214	$356,401
Business interruption insurance income	(12,675)	(23,751)	(32,985)
Corporate general and administrative and other	31,372	33,706	27,871
Hotel EBITDA	$361,183	$369,169	$351,287
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

Impairment
We review our investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations, when it becomes more likely than not that a hotel property will be sold before the end of its useful life, adverse changes in the demand for lodging at the properties due to declining national or local economic conditions and/or new hotel construction in markets where the hotels are located. When such conditions exist, we perform an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying amount of the asset, an adjustment to reduce the carrying amount to the related hotel's estimated fair market value is recorded and an impairment loss recognized. In the evaluation of impairment of our hotel properties, we make many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and holding period, future required capital expenditures and fair values, including consideration of capitalization rates, discount rates and comparable selling prices. We will adjust our assumptions with respect to the remaining useful life of the hotel property when circumstances change, such as an expiring ground lease or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before December 31, 2026) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $838.3 million as of December 31, 2025, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of December 31, 2025, we had no off-balance sheet arrangements.
In order to maintain our qualification as a REIT, we must pay dividends to our shareholders of at least 90 percent of our taxable income. As a result of this requirement, we cannot rely on retained earnings to fund long-term liquidity requirements such as hotel property acquisitions, redevelopments and repayments of long-term debt. As such, we expect to continue to raise capital through equity and debt offerings to fund our growth.
Our material cash requirements include the following contractual and other obligations.
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and mortgage loans with varying maturities. Our total debt had an aggregate face value of $2.1 billion as of December 31, 2025, as summarized below:

December 31, 2025
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	901,869
Convertible senior notes	750,000
Unsecured senior notes	400,000
Mortgage loans	93,395
Total debt at face value	$2,145,264
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We have the option to extend certain of our current debt maturities with the payment of extension fees. Assuming we exercise all extension options available in our debt agreements, we expect that future principal and interest payments associated with our remaining debt obligations outstanding as of December 31, 2025 will be $2.4 billion through their maturity, with $392.3 million of principal and $92.6 million of interest payable on or before December 31, 2026. We intend to pay amounts due with available cash, borrowings under our revolving credit facility or proceeds from property sales or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loans.
Our mortgage loans contain customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of December 31, 2025, none of the mortgage loans were in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.8 billion as of December 31, 2025, with $24.3 million payable on or before December 31, 2026.
Purchase commitments
As of December 31, 2025, we had $2.2 million of outstanding purchase commitments, all of which will be paid on or before December 31, 2026. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments (below) for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $46.4 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before December 31, 2026 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $249.7 million for the year ended December 31, 2025 and $275.0 million for the year ended December 31, 2024. Fluctuations in our net cash provided by operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash provided by (used in) investing activities was $10.3 million for the year ended December 31, 2025 and $(92.8) million for the year ended December 31, 2024. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of disposition activities, as well as capital improvements and additions to our properties.
•During the year ended December 31, 2025, we invested $97.4 million in improvements to our hotel properties, received $102.6 million from the sales of two hotel properties and received $5.6 million in property insurance proceeds.
•During the year ended December 31, 2024, we invested $128.8 million in improvements to our hotel properties and received $36.8 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $281.4 million for the year ended December 31, 2025 and $158.2 million for the year ended December 31, 2024. Fluctuations in our net cash used in financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.

•During the year ended December 31, 2025, we borrowed $400.0 million and repaid $511.2 million in other debt, repurchased $72.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, repurchased $6.1 million of preferred shares through our preferred share repurchase program, paid $51.9 million in preferred and common distributions, purchased $27.2 million in capped call transactions and paid $11.0 million in financing costs.
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
Certain of our hotel properties may undergo renovations as a result of our decision to upgrade portions of the hotels, such as guest rooms, meeting space and restaurants, in order to better compete with other hotels in our markets. In addition, after we acquire a hotel property, we are often required by the franchisor or brand manager, if any, to complete a property improvement plan ("PIP") in order to bring the hotel property up to the franchisor's or brand's standards. Generally, we expect to fund renovations and improvements with available cash, restricted cash, borrowings under our credit facility or proceeds from new debt or equity offerings.
For the year ended December 31, 2025, we invested $97.4 million in capital investments (or $76.6 million excluding the repair and remediation of LaPlaya Beach Resort & Club) to reposition and/or improve our properties, including the capital maintenance projects and renovations of Hyatt Centric Delfina Santa Monica, Skamania Lodge, Chaminade Resort & Spa, The Westin Copley Place, Boston, Paradise Point Resort & Spa and Margaritaville Hollywood Beach Resort.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest an additional $65.0 million to $75.0 million in capital investments in 2026, which includes normal hotel capital refurbishments and repositioning projects. The following significant capital projects are expected to be completed in 2026:
•The refurbishment of Paradise Point Resort & Spa's convention center space; and
•Guest room refurbishments at Chaminade Resort & Spa.
Common Share Repurchase Programs and Preferred Share Repurchase Program
Common Share Repurchase Programs
On February 17, 2023, our board of trustees authorized a share repurchase program of up to $150.0 million of common shares (the "February 2023 Common Share Repurchase Program"). Under this program, we could repurchase common shares from time to time in transactions on the open market or by private agreement. We could have suspended or discontinued this program at any time.
On October 21, 2025, our board of trustees terminated the February 2023 Common Share Repurchase Program and authorized a new share repurchase program of up to $150.0 million of common shares (the "October 2025 Common Share Repurchase Program"). Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Common shares repurchased by us cease to be outstanding and become authorized but unissued common shares.
During the year ended December 31, 2025, we repurchased 6,277,068 common shares for an aggregate purchase price of $71.4 million, or an average of approximately $11.37 per share, under the February 2023 Common Share Repurchase Program. As of December 31, 2025, no common shares were available for repurchase under the February 2023 Common Share Repurchase Program, as the program had been terminated. As of December 31, 2025, $150.0 million of common shares remained available for repurchase under the October 2025 Common Share Repurchase Program.
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
During the year ended December 31, 2025, we repurchased 531,038 preferred shares for an aggregate purchase price of $10.1 million, or an average of approximately $18.95 per share. As of December 31, 2025, $74.1 million of preferred shares remained available for repurchase under this program.
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
As of December 31, 2025, we have interest rate swap agreements with an aggregate notional amount of $665.0 million to hedge variable interest rates on our unsecured term loans and a mortgage loan. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments see Note 5. Debt to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

	2026	2027	2028	2029	2030	Total
Liabilities
Fixed rate debt (1)	$352,308	$2,429	$48,658	$400,000	$400,000	$1,203,395
Average interest rate	1.77%	5.07%	5.07%	6.38%	1.63%	3.39%
Variable rate debt (1)	$40,000	$360,000	$356,652	$185,217	$—	$941,869
Average interest rate	7.62%	6.17%	6.07%	6.17%	—%	6.19%
Total	$392,308	$362,429	$405,310	$585,217	$400,000	$2,145,264

______________________
(1)    For a discussion of our debt, see Note 5. Debt, to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
This table reflects indebtedness outstanding as of December 31, 2025 and does not reflect indebtedness, if any, incurred after that date. Our ultimate exposure to interest rate fluctuations depends on the amount of indebtedness that bears interest at variable rates, the time at which the interest rate is adjusted, the amount of adjustment, the ability to prepay or refinance variable rate indebtedness and hedging strategies used to reduce the impact of any increases in rates. As of December 31, 2025, the estimated fair value of our fixed rate debt was $1.2 billion.
As of December 31, 2025, $276.9 million of the Company's aggregate indebtedness (12.9% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and a mortgage loan that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by approximately $0.3 million, respectively.
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
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the original framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
KPMG LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued its report, included herein on page F-4, on the effectiveness of our internal control over financial reporting.
There was no change to our internal control over financial reporting during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three months ended December 31, 2025, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Trustees, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Trustee Independence.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is KPMG LLP, McLean, VA, Auditor Firm ID: 185.
The information required by this item is incorporated by reference to the Company's Proxy Statement for the 2026 Annual Meeting of Shareholders.

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
3. Exhibits
The following exhibits are filed or furnished, as the case may be, as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Declaration of Trust of Pebblebrook Hotel Trust, as amended and supplemented through July 23, 2021 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2021 (File No. 001-34571)).
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

3.4
Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of November 30, 2018 (incorporated by reference to Exhibit 3.3 to Pebblebrook Hotel Trust's Current Report on Form 8‑K filed with the SEC on December 3, 2018 (File No. 001‑34571)).

3.5	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P. dated July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1†	Description of the Registrant's Securities.
4.2	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.3	Second Supplemental Indenture, dated September 18, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.4	Form of 1.625% Convertible Senior Notes Due 2030 (attached as Exhibit A to the Second Supplemental Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.5	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.6	Form of 6.375% Senior Notes due 2029 (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
10.1*†	Pebblebrook Hotel Trust 2009 Equity Incentive Plan, as amended and restated effective May 23, 2025.
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

10.7*	Form of LTIP Unit Vesting Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 26, 2012 (File No. 001-34571)).
10.8*
Form of Performance Unit Retention Award Agreement (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 17, 2013 (File No. 001-34571)).

10.9
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

10.10
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

10.11	Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of September 18, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 23, 2024 (File No. 001‑34571)).

10.12	Third Amendment to Fifth Amended and Restated Credit Agreement, dated as of November 1, 2024, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on November 4, 2024 (File No. 001‑34571)).
10.13	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 11, 2026, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 13, 2026 (File No. 001‑34571)).
10.14*	Form of Share Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.15*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 16, 2018 (File No. 001-34571)).
10.16*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 24, 2023 (File No. 001-34571)).
10.17*	Form of Performance Unit Award Agreement for Executive Officers (incorporated by reference to Exhibit 10.3 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.18*	Form of LTIP Class B Unit Vesting Agreement – retention award (incorporated by reference to Exhibit 10.6 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on April 29, 2021 (File No. 001-34571)).
10.19*	Form of LTIP Class B Unit Vesting Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
10.20*	Form of Restricted Share Unit Award Agreement (time-based vesting) for Executive Officers (incorporated by reference to Exhibit 10.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 22, 2024 (File No. 001-34571)).
19.1	Pebblebrook Hotel Trust Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 26, 2025 (File No. 001-34571)).
21.1†	List of Subsidiaries of Pebblebrook Hotel Trust.
23.1†	Consent of KPMG LLP.
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Pebblebrook Hotel Trust's Annual Report on Form 10-K filed with the SEC on February 21, 2024 (File No. 001-34571)).
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)(1)
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

PEBBLEBROOK HOTEL TRUST

Date:	February 25, 2026	/s/ JON E. BORTZ
Jon E. Bortz
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ JON E. BORTZ	Chief Executive Officer and Chairman of the Board (principal executive officer)	February 25, 2026
Jon E. Bortz

/s/ RAYMOND D. MARTZ	Co-President, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)	February 25, 2026
Raymond D. Martz

/s/ CYDNEY C. DONNELL	Trustee	February 25, 2026
Cydney C. Donnell

/s/ RON E. JACKSON	Trustee	February 25, 2026
Ron E. Jackson

/s/ PHILLIP M. MILLER	Trustee	February 25, 2026
Phillip M. Miller

/s/ MICHAEL J. SCHALL	Trustee	February 25, 2026
Michael J. Schall

/s/ BONNY W. SIMI	Trustee	February 25, 2026
Bonny W. Simi

/s/ EARL E. WEBB	Trustee	February 25, 2026
Earl E. Webb

PEBBLEBROOK HOTEL TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pebblebrook Hotel Trust and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Assessment of estimated hold periods for investments in hotel properties
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Investment in hotel properties, net of accumulated depreciation was $5,023 million, or 94% of total assets as of December 31, 2025.
We identified the assessment of the estimated hold periods for certain hotel properties as a critical audit matter. Subjective auditor judgment was required to assess the events or changes in circumstances used by the Company to evaluate the estimated hold periods. A shortened estimated hold period could indicate a potential impairment.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the Company's determination of the estimated hold periods for certain hotel properties. We evaluated the relevant events or changes in circumstances that the Company used to evaluate its estimated hold periods by:
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
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
Pebblebrook Hotel Trust:
Opinion on Internal Control Over Financial Reporting
We have audited Pebblebrook Hotel Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ KPMG LLP

McLean, Virginia
February 25, 2026

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	December 31, 2025	December 31, 2024

ASSETS
Investment in hotel properties, net	$5,023,457	$5,319,029
Cash and cash equivalents	184,185	206,650
Restricted cash	12,018	10,941
Hotel receivables (net of allowance for doubtful accounts of $241 and $439, respectively)	34,184	39,125
Prepaid expenses and other assets	94,330	117,593
Total assets	$5,348,174	$5,693,338
LIABILITIES AND EQUITY
Debt	$2,124,092	$2,246,732
Accounts payable, accrued expenses and other liabilities	199,631	222,230
Lease liabilities - operating leases	333,068	320,741
Deferred revenues	104,900	92,347
Accrued interest	12,106	11,549
Distribution payable	11,639	11,865
Total liabilities	2,785,436	2,905,464
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $676,724 and $690,000 at December 31, 2025 and December 31, 2024, respectively), 100,000,000 shares authorized; 27,068,962 and 27,600,000 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	271	276
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 113,188,134 and 119,285,394 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,132	1,193
Additional paid-in capital	3,969,875	4,072,265
Accumulated other comprehensive income (loss)	605	16,550
Distributions and retained deficit	(1,503,262)	(1,392,860)
Total shareholders' equity	2,468,621	2,697,424
Non-controlling interests	94,117	90,450
Total equity	2,562,738	2,787,874
Total liabilities and equity	$5,348,174	$5,693,338

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)

	For the year ended December 31,
	2025	2024	2023
Revenues:
Room	$920,166	$922,348	$914,109
Food and beverage	388,375	372,369	351,852
Other operating	167,003	158,592	153,988
Total revenues	1,475,544	1,453,309	1,419,949
Expenses:
Hotel operating expenses:
Room	259,863	250,875	248,020
Food and beverage	280,379	273,731	264,163
Other direct and indirect	445,350	436,397	428,897
Total hotel operating expenses	985,592	961,003	941,080
Depreciation and amortization	227,659	229,531	240,645
Real estate taxes, personal property taxes, property insurance, and ground rent	133,364	126,183	124,595
General and administrative	49,474	48,081	44,789
Impairment	48,871	48,146	81,788
Gain on sale of hotel properties	—	—	(30,375)
Business interruption insurance income and gain on insurance settlement	(17,422)	(48,574)	(32,985)
Other operating expenses	4,208	4,913	12,602
Total operating expenses	1,431,746	1,369,283	1,382,139
Operating income (loss)	43,798	84,026	37,810
Interest expense	(103,333)	(112,432)	(115,660)
Other	3,596	2,794	4,229
Income (loss) before income taxes	(55,939)	(25,612)	(73,621)
Income tax (expense) benefit	(6,291)	25,628	(655)
Net income (loss)	(62,230)	16	(74,276)
Net income (loss) attributable to non-controlling interests	3,581	4,258	3,741
Net income (loss) attributable to the Company	(65,811)	(4,242)	(78,017)
Distributions to preferred shareholders	(42,316)	(42,525)	(43,649)
Repurchase of preferred shares	2,404	—	8,396
Net income (loss) attributable to common shareholders	$(105,723)	$(46,767)	$(113,270)
Net income (loss) per share available to common shareholders, basic	$(0.90)	$(0.39)	$(0.93)
Net income (loss) per share available to common shareholders, diluted	$(0.90)	$(0.39)	$(0.93)
Weighted-average number of common shares, basic	117,027,594	119,774,655	121,813,042
Weighted-average number of common shares, diluted	117,027,594	119,774,655	121,813,042

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)

	For the year ended December 31,
	2025	2024	2023

Comprehensive Income:
Net income (loss)	$(62,230)	$16	$(74,276)
Other comprehensive income (loss):
Change in fair value of derivative instruments	(1,556)	15,102	17,572
Amounts reclassified from other comprehensive income	(14,481)	(23,001)	(28,995)
Comprehensive income (loss)	(78,267)	(7,883)	(85,699)
Comprehensive income (loss) attributable to non-controlling interests	3,525	4,183	3,668
Comprehensive income (loss) attributable to the Company	$(81,792)	$(12,066)	$(89,367)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)

	For the year ended December 31, 2023
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	28,600,000	$286	126,345,293	$1,263	$4,182,359	$35,724	$(1,223,117)	$2,996,515	$88,028	$3,084,543
Repurchase of preferred shares	(1,000,000)	(10)	—	—	(24,176)	—	8,396	(15,790)	—	(15,790)
Redemption of non-controlling interest OP units	—	—	133,605	1	3,514		—	3,515	(3,515)	—
Issuance of common shares for Board of Trustees compensation	—	—	55,480	1	753	—	—	754	—	754
Repurchase of common shares	—	—	(6,578,436)	(65)	(92,688)	—	—	(92,753)	—	(92,753)
Share-based compensation	—	—	235,407	2	9,150	—	—	9,152	3,393	12,545
Distributions on common shares/units	—	—	—	—	—	—	(4,877)	(4,877)	(72)	(4,949)
Distributions on preferred shares/units	—	—	—	—	—	—	(43,649)	(43,649)	(4,657)	(48,306)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	17,645	—	17,645	(73)	17,572
Amounts reclassified from other comprehensive income	—	—	—	—	—	(28,995)	—	(28,995)	—	(28,995)
Net income (loss)	—	—	—	—	—	—	(78,017)	(78,017)	3,741	(74,276)
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2024
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	27,600,000	$276	120,191,349	$1,202	$4,078,912	$24,374	$(1,341,264)	$2,763,500	$86,845	$2,850,345
Issuance of common shares for Board of Trustees compensation	—	—	47,497	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,242,644)	(13)	(16,838)	—	—	(16,851)	—	(16,851)
Share-based compensation	—	—	289,192	3	9,447	—	—	9,450	4,152	13,602
Distributions on common shares/units	—	—	—	—	—	—	(4,829)	(4,829)	(73)	(4,902)
Distributions on preferred shares/units	—	—	—	—	—	—	(42,525)	(42,525)	(4,657)	(47,182)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	15,177	—	15,177	(75)	15,102
Amounts reclassified from other comprehensive income	—	—	—	—	—	(23,001)	—	(23,001)	—	(23,001)
Net income (loss)	—	—	—	—	—	—	(4,242)	(4,242)	4,258	16
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)

	For the year ended December 31, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Repurchase of preferred shares	(531,038)	(5)	—	—	(12,462)	—	2,404	(10,063)	—	(10,063)
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(6,372,892)	(64)	(72,583)	—	—	(72,647)	—	(72,647)
Share-based compensation	—	—	221,181	2	8,837	—	—	8,839	4,878	13,717
Distributions on common shares/units	—	—	—	—	—	—	(4,678)	(4,678)	(80)	(4,758)
Distributions on preferred shares/units	—	—	—	—	—	—	(42,317)	(42,317)	(4,656)	(46,973)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(27,240)	—	—	(27,240)	—	(27,240)
Unwinding of capped calls	—	—	—	—	391	—	—	391	—	391
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,464)	—	(1,500)	(56)	(1,556)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(14,481)	—	(14,481)	—	(14,481)
Net income (loss)	—	—	—	—	—	—	(65,811)	(65,811)	3,581	(62,230)
Balance at December 31, 2025	27,068,962	$271	113,188,134	$1,132	$3,969,875	$605	$(1,503,262)	$2,468,621	$94,117	$2,562,738

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)

	For the year ended December 31,
	2025	2024	2023
Operating activities:
Net income (loss)	$(62,230)	$16	$(74,276)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	227,659	229,531	240,645
Provision (benefit) for deferred income taxes	4,197	(28,483)	—
Share-based compensation	13,717	13,602	12,545
Gain on insurance settlement	(4,747)	(24,824)	—
Amortization of deferred financing costs, non-cash interest and other amortization	12,508	14,329	12,124
Gain on sale of hotel properties	—	—	(30,375)
Gain on extinguishment of debt	(6,472)	—	—
Impairment	48,871	48,146	81,788
Non-cash ground rent	9,638	9,843	9,898
Other adjustments	(831)	(5,331)	(7,801)
Changes in assets and liabilities:
Hotel receivables	4,024	5,037	1,171
Prepaid expenses and other assets	(5,929)	8,889	(11,190)
Accounts payable and accrued expenses	(8,544)	(14,471)	(5,860)
Deferred revenues	17,868	18,718	7,528
Net cash provided by (used in) operating activities	249,729	275,002	236,197
Investing activities:
Improvements and additions to hotel properties	(97,396)	(128,750)	(200,634)
Proceeds from sales of hotel properties	102,636	—	314,941
Property insurance proceeds	5,559	36,802	30,210
Other investing activities	(481)	(885)	(2,495)
Net cash provided by (used in) investing activities	10,318	(92,833)	142,022
Financing activities:
Payment of deferred financing costs	(11,001)	(22,104)	(2,710)
Borrowings under revolving credit facilities	—	—	10,000
Repayments under revolving credit facilities	—	—	(10,000)
Proceeds from debt	400,000	400,000	140,000
Repayments of debt	(511,201)	(465,432)	(211,088)
Purchases of capped calls for convertible senior notes	(27,240)	—	—
Repurchases of common shares	(72,647)	(16,851)	(92,753)
Repurchases of preferred shares	(6,063)	—	(15,790)
Distributions — common shares/units	(4,764)	(4,866)	(4,971)
Distributions — preferred shares/units	(47,160)	(47,182)	(48,607)
Other financing activities	(1,359)	(1,784)	(928)
Net cash provided by (used in) financing activities	(281,435)	(158,219)	(236,847)
Net change in cash and cash equivalents and restricted cash	(21,388)	23,950	141,372
Cash and cash equivalents and restricted cash, beginning of year	217,591	193,641	52,269
Cash and cash equivalents and restricted cash, end of year	$196,203	$217,591	$193,641

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
As of December 31, 2025, the Company owned interests in 44 hotels with a total of 11,052 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company's assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of December 31, 2025, the Company owned 99.0% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.0% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company's financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The Company and its subsidiaries are separate legal entities and maintain records and books of account separate and apart from each other. The consolidated financial statements include all of the accounts of the Company and its subsidiaries and are presented in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All significant intercompany balances and transactions have been eliminated in consolidation. Investments in entities that the Company does not control, but over which the Company has the ability to exercise significant influence regarding operating and financial policies, are accounted for under the equity method.
Certain reclassifications have been made to the prior period's financial statements to conform to the current year presentation.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenues and expenses. These estimates are prepared using management's best judgment, after considering past, current and expected events and economic conditions. Actual results could differ from these estimates.
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
Hotel properties are recorded at cost and depreciated using the straight-line method over an estimated useful life of 10 to 40 years for buildings, land improvements and building improvements and 1 to 10 years for furniture, fixtures and equipment. Leasehold improvements are amortized over the shorter of the lease term or the useful lives of the related assets. Intangible assets arising from contractual arrangements are typically amortized over the life of the contract. The Company is required to make subjective assessments as to the useful lives and classification of properties for purposes of determining the amount of depreciation expense to reflect each year with respect to the assets. These assessments may impact the Company's results of operations.
The Company reviews its investments in hotel properties for impairment whenever events or changes in circumstances indicate that the carrying value of the hotel properties may not be recoverable. Events or circumstances that may cause a review include, but are not limited to, when a hotel property experiences a current or projected loss from operations or when it becomes more likely than not that a hotel property will be sold before the end of its useful life. When such conditions exist, the Company performs an analysis to determine if the estimated undiscounted future cash flows from operations and the proceeds from the ultimate disposition of a hotel exceed its carrying value. If the estimated undiscounted future cash flows are less than the carrying value of the asset, an adjustment to reduce the carrying value to the related hotel's estimated fair market value is recorded and an impairment loss is recognized. In the evaluation of impairment of its hotel properties, the Company makes many assumptions and estimates including projected cash flows both from operations and eventual disposition, expected useful life and estimated holding period, future required capital expenditures and fair values, including consideration of expected terminal capitalization rates, discount rates and comparable selling prices. The Company will adjust its assumptions with respect to the remaining useful life of the hotel property when circumstances change or it is more likely than not that the hotel property will be sold prior to its previously expected useful life.
The Company will classify a hotel as held for sale and will cease recording depreciation expense when a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash, approval of the Company's board of trustees (the "Board of Trustees") has been obtained, no significant financing contingencies exist and the sale is expected to close within one year. If the fair value less costs to sell is lower than the carrying value of the hotel, the Company will record an impairment loss. The Company will classify the loss, together with the related operating results, as continuing or discontinuing operations on the statements of operations and classify the assets and related liabilities as held for sale on the balance sheet.

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
Prepaid Expenses and Other Assets
The Company's prepaid expenses and other assets consist of prepaid real estate taxes, prepaid insurance, inventories, over or under market leases and corporate office equipment and furniture.
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
Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing the net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income (loss) available to common shareholders, as adjusted for dilutive securities, by the weighted-average number of common shares outstanding plus dilutive securities. Any anti-dilutive securities are excluded from the diluted per-share calculation.
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
Investments in Unconsolidated Entities
The Company owns a non-controlling equity interest in Fifth Wall Late-Stage Climate Technology Fund, L.P. As of December 31, 2025, the Company is committed to fund an additional $0.9 million.
New Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied on a prospective basis, with the option to apply retrospectively. The Company's adoption of ASU 2023-09 for the year ended December 31, 2025 did not have a material impact on its consolidated financial statements and disclosures. See Note 9. Income Taxes for the information provided pursuant to this standard.

Stock Compensation
In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation ("ASC 718"). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the adoption date. The Company's adoption of ASU 2024-01 on January 1, 2025 had no impact on its consolidated financial statements and disclosures.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements or prospectively after the adoption date. The Company is currently assessing the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.
Induced Conversions of Convertible Debt Instruments
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments ("ASU 2024-04"). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions rather than as debt extinguishments. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods, with early adoption permitted. The amendments should be applied either prospectively or retrospectively. The Company adopted ASU 2024-04 on January 1, 2026 on a prospective basis to any future settlements of convertible debt instruments.
Derivatives and Hedging
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). ASU 2025-09 amends existing hedge accounting guidance to improve the alignment of financial reporting with the economics of an entity's risk management activities. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. The amendments in this update apply to any entity that elects to apply hedge accounting in accordance with Topic 815 and generally are to be adopted on a prospective basis, with an election available to apply the guidance to existing hedging relationships as of the adoption date. The Company adopted ASU 2025-09 on January 1, 2026 on a prospective basis. The adoption did not have a material impact on the Company's consolidated financial statements.
Note 3. Acquisition and Disposition of Hotel Properties
Acquisitions
The Company did not acquire any hotel properties during the years ended December 31, 2025 and 2024.
Dispositions
The Company did not dispose of any hotel properties during the year ended December 31, 2024.
The following table summarizes disposition transactions during the year ended December 31, 2025 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025	$44,250
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025	72,000
2025 Total			$116,250
For the years ended December 31, 2025, 2024 and 2023, the accompanying consolidated statements of operations and comprehensive income included operating income of $4.2 million, $0.3 million and $1.5 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.

The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land	$754,384	$800,143
Buildings and improvements	4,995,530	5,062,727
Furniture, fixtures and equipment	526,414	539,616
Finance lease asset	91,181	91,181
Construction in progress	1,203	5,066
	$6,368,712	$6,498,733
Right-of-use asset, operating leases	353,873	351,150
Investment in hotel properties	$6,722,585	$6,849,883
Less: Accumulated depreciation	(1,699,128)	(1,530,854)
Investment in hotel properties, net	$5,023,457	$5,319,029
Hurricane Ian
On September 27, 2022, LaPlaya Beach Resort & Club ("LaPlaya") in Naples, Florida was impacted by the effects of Hurricane Ian. LaPlaya closed in anticipation of the storm and required remediation and repairs from the damage. LaPlaya began reopening in stages during 2023, and was substantially complete in the first quarter of 2024.
The Company's insurance policies provided coverage for property damage, business interruption and other costs that were incurred relating to damages sustained, in excess of the applicable deductibles. In December 2024, the Company finalized a settlement agreement for the Hurricane Ian claim with the insurance carriers totaling $146.5 million, and for the years ended December 31, 2024 and 2023, recognized $48.6 million and $33.0 million, respectively, of business interruption insurance income and gain on insurance settlement. For the years ended December 31, 2024 and 2023, the Company incurred $0.2 million and $6.6 million, respectively, of non-reimbursable insurance costs related to payroll, repair and claims administration which is included in other operating expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Hurricane Helene and Hurricane Milton
On September 26, 2024, LaPlaya was impacted by Hurricane Helene and, on October 9, 2024, was again impacted by Hurricane Milton. The damage primarily impacted the ground floor of the Beach House, the pool complex and landscaping. LaPlaya closed following Hurricane Milton to undertake clean-up, repairs and a full assessment of damages. Full restoration of the resort was completed in the second quarter of 2025.
The Company's insurance policies provide coverage for property damage, business interruption and other costs that were incurred relating to damage sustained in excess of the applicable deductibles. For the year ended December 31, 2024, the Company recognized a loss of $10.0 million for damage to LaPlaya, which is included in impairment in the Company's accompanying consolidated statement of operations and comprehensive income. In 2025, the Company finalized a settlement agreement for its Hurricanes Helene and Milton claims with its insurance providers totalling $29.3 million. For the year ended December 31, 2025, the Company recognized $17.4 million of business interruption insurance income and gain on insurance settlement for damage due to Hurricanes Helene and Milton.
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
For the year ended December 31, 2025, the Company recognized an impairment loss of $48.9 million related to three hotel properties. For the year ended December 31, 2024, the Company recognized an impairment loss of $38.1 million related to one hotel property. For the year ended December 31, 2023, the Company recognized an impairment loss of $81.8 million related to three hotels and one retail component of a hotel property. The impairment losses were a result of their fair values being lower than their carrying values. The impairment losses were determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for these properties.

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
The right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of December 31, 2025, the Company's lease liabilities consisted of operating lease liabilities of $333.1 million and finance lease liabilities of $44.6 million. As of December 31, 2024, the Company's lease liabilities consisted of operating lease liabilities of $320.7 million and finance lease liabilities of $44.0 million. The finance lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.
Note 5. Debt
The Company's debt consisted of the following as of December 31, 2025 and 2024 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at December 31, 2025		Maturity Date	December 31, 2025	December 31, 2024
Unsecured revolving credit facilities
Senior unsecured credit facility	-	(1)(2)	October 2026 / October 2028	$—	$—
PHL unsecured credit facility	-	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—

Unsecured term loans
Term Loan 2025	-	(1)(4)	October 2025	—	14,783
Term Loan 2027	5.69%	(1)	October 2027	360,000	360,000
Term Loan 2028	5.92%	(1)	January 2028	356,652	356,652
Term Loan 2029	5.37%	(1)	January 2029	185,217	185,217
Unsecured term loans principal				$901,869	$916,652

Convertible senior notes
Convertible Notes 2026	1.75%		December 2026	350,000	750,000
Convertible Notes 2030	1.63%		January 2030	400,000	—
Convertible senior notes principal				$750,000	$750,000

Unsecured senior notes
Series B Notes	-	(5)	December 2025	—	2,400
Senior Notes 2029	6.38%		October 2029	400,000	400,000
Unsecured senior notes principal				$400,000	$402,400

Mortgage loans
Margaritaville Hollywood Beach Resort	7.04%	(3)	September 2026	40,000	140,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	53,395	55,413
Mortgage loans principal				$93,395	$195,413
Total debt principal				$2,145,264	$2,264,465
Unamortized debt premium and deferred financing costs, net				(21,172)	(17,733)
Debt, net				$2,124,092	$2,246,732
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at December 31, 2025 gives effect to interest rate hedges.
(2)    $48.0 million of the $650.0 million senior unsecured revolving credit facility matures in October 2026, with no option to extend the maturity date, and the remaining $602.0 million matures in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    This loan bears interest at a floating rate equal to daily SOFR plus a spread of 3.75%. The interest rate at December 31, 2025 gives effect to an interest rate swap. In the fourth quarter of 2025, the Company paid down $100.0 million of the loan. In February 2026, the Company paid down the remaining $40.0 million of the loan.
(4)    In October 2025, the Company repaid its borrowings under Term Loan 2025 with available cash.
(5)    In December 2025, the Company paid off the Series B Notes with available cash.

Unsecured Credit Agreement
On October 13, 2022, the Company entered into the Fifth Amended and Restated Credit Agreement with Bank of America, N.A., as administrative agent and certain other agents and lenders ("Credit Agreement"). The Credit Agreement provides for a $650.0 million senior unsecured revolving credit facility and three unsecured term loan facilities. The Company may request additional lender commitments to increase the aggregate borrowing capacity under the Credit Agreement up to an additional $970.0 million.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures as follows: $48.0 million in October 2026, with no option to extend the maturity date, and $602.0 million in October 2028, with the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus 0.10% (the "SOFR Adjustment") plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company's leverage ratio. As of December 31, 2025, the Company had no outstanding borrowings, $7.9 million of outstanding letters of credit and a borrowing capacity of $642.1 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $7.9 million and $7.4 million were outstanding as of December 31, 2025 and 2024, respectively.
As of December 31, 2025, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of December 31, 2025, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of December 31, 2025, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus the SOFR Adjustment plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of December 31, 2025, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.

Convertible Senior Notes due 2026
The Company used net proceeds from the issuance of the Convertible Senior Notes 2030 and cash on hand, totaling $392.0 million, to repurchase $400.0 million aggregate principal amount of the Company's 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes 2026") at a discount in private transactions with certain note holders. The repurchase of the Convertible Notes 2026 resulted in a gain on debt extinguishment of $7.4 million, net of a write-off of debt issuance costs, which is included in interest expense on the Company's accompanying consolidated statements of operations and comprehensive income. Following the repurchase, the Company has $350.0 million aggregate principal amount of the Convertible Notes 2026 outstanding. The Convertible Notes 2026 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year. As of December 31, 2025 and 2024, the Convertible Notes 2026 had $0.4 million and $1.8 million, respectively, of unamortized issuance costs outstanding.
Prior to June 15, 2026, the Convertible Notes 2026 will be convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes 2026 into the Company's common shares of beneficial interest ("common shares") at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes 2026, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2026, the Company may choose to pay or deliver cash, common shares or a combination of cash and shares. As of December 31, 2025 and 2024, the if-converted value of the Convertible Notes 2026 did not exceed the principal amount.
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
Convertible Senior Notes due 2030
On September 18, 2025, the Company issued $400.0 million aggregate principal amount of its 1.625% Convertible Senior Notes 2030 due January 2030 (the "Convertible Notes 2030") in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Convertible Notes 2030 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.625% per annum, payable semi-annually in arrears on January 15th and July 15th of each year. The net proceeds from the issuance were approximately $390.2 million after deducting the underwriting fees. As of December 31, 2025 and 2024, the Convertible Notes 2030 had $9.8 million and zero, respectively, of unamortized issuance costs outstanding.
Prior to July 15, 2029, the Convertible Notes 2030 are convertible upon certain circumstances. On and after July 15, 2029, holders may convert any of their Convertible Notes 2030 into common shares at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 62.9129 common shares per $1,000 principal amount of Convertible Notes 2030, which represents an initial conversion price of approximately $15.89 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2030, the Company will settle the conversion by paying cash up to the aggregate principal amount of the Convertible Notes 2030 to be converted and cash, common shares or a combination of cash and common shares, at the Company's election, with respect to the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. As of December 31, 2025, the if-converted value of the Convertible Notes 2030 did not exceed the principal amount.
Prior to July 20, 2028, the Company may not redeem the Convertible Notes 2030. On or after July 20, 2028, the Company may redeem for cash all or a portion of the Convertible Notes 2030, at its option, upon certain circumstances. The redemption price will be equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes 2030 may be increased.

Capped Call Transactions in Connection with the Convertible Senior Notes
In connection with the issuances of the Convertible Notes 2026 and the Convertible Notes 2030, the Company entered into privately negotiated capped call transactions. The capped call transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the convertible notes, the number of common shares underlying the applicable convertible note instrument. The capped call transactions are expected generally to reduce the potential dilution to holders of common shares upon conversion of the applicable convertible notes and/or offset the potential cash payments that the Company could be required to make in excess of the principal amount of any converted applicable convertible notes upon conversion thereof, with such reduction and/or offset subject to a cap. The upper strike price of the capped call transactions is $33.0225 per share for the Convertible Notes 2026 and $20.23 per share for the Convertible Notes 2030. Premiums paid for the capped call transactions were included as a net reduction to additional paid-in capital in the Company's accompanying consolidated balance sheets. The Company is exposed to credit risk in the event of non-performance by the counterparties to the capped call agreements. The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions. In October 2025, the Company entered into unwind agreements with counterparties on $550.0 million aggregate principal amount of the capped calls entered into in connection with the Convertible Notes 2026.
Unsecured Senior Notes
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029 (the "Senior Notes 2029"). The net proceeds from the issuance were approximately $390.0 million after deducting discounts and offering expenses paid by the Company, of which $353.3 million was used to repay borrowings under the Term Loan facilities. The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of December 31, 2025, the Company was in compliance with all such covenants.
Mortgage Loans
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
On September 7, 2023, the Company entered into a $140.0 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort ("Margaritaville"). The loan requires interest-only payments based on a floating rate equal to daily SOFR plus a spread of 3.75%. The loan matures on September 7, 2026 and may be extended for up to two one-year periods, subject to certain terms and conditions and payment of an extension fee. The Company entered into an interest rate swap agreement to fix the SOFR rate on the loan. See Derivative and Hedging Activities for further discussion on the interest rate swaps. In the fourth quarter of 2025, the Company paid down $100.0 million of the loan. In February 2026, the Company paid down the remaining $40.0 million of the loan.
The Company's mortgage loan associated with Estancia are non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. The property is not in a cash trap and no event of default has occurred under the loan documents.
Interest Expense
The components of the Company's interest expense consisted of the following for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Unsecured revolving credit facilities	$2,015	$2,003	$2,074
Unsecured term loans	44,500	67,928	73,151
Convertible senior notes	12,983	13,125	13,125
Unsecured senior notes	25,396	6,493	2,169
Mortgage loans	12,226	12,931	14,704
Amortization of debt (premiums) and deferred financing fees, and (gain) loss on debt extinguishment	1,973	10,268	8,104
Other	4,240	(316)	2,333
Total interest expense	$103,333	$112,432	$115,660

Fair Value
The Company estimates the fair value of its fixed rate mortgage loans and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company's fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of December 31, 2025 and 2024 was $1.2 billion and $1.1 billion, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
Future Minimum Principal Payments
As of December 31, 2025, the future minimum principal payments for the Company's debt are as follows (in thousands):

2026	$392,308
2027	362,429
2028	405,310
2029	585,217
2030	400,000
Total debt principle payments	$2,145,264
Unamortized debt premium and deferred financing costs, net	(21,172)
Total debt	$2,124,092
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
The Company's interest rate swaps at December 31, 2025 and 2024 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	December 31, 2025	December 31, 2024
Swap-cash flow	3.22% - 3.25%	October 2025	$—	$200,000
Swap-cash flow(1)	1.33% - 1.36%	February 2026	—	290,000
Swap-cash flow	3.02% - 3.03%	October 2026	200,000	200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.34%	November 2027	200,000	—
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	—
Total			$665,000	$855,000
______________________
(1)     In December 2025, the Company received a cash settlement for the early termination of these interest rate swap agreements.
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
As of December 31, 2025 and 2024, the Company's interest rate swap assets had an aggregate fair value of $0.7 million and $16.6 million, respectively. As of December 31, 2025 and 2024, the Company's interest rate swap liabilities had an aggregate fair value of $0.9 million and zero, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $2.5 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
San Diego, CA	$330,448	$334,605	$307,003
Boston, MA	275,621	274,211	265,964
Southern Florida/Georgia	266,994	250,449	229,851
Los Angeles, CA	162,369	181,493	187,997
San Francisco, CA	146,917	127,999	145,137
Portland, OR	78,491	77,718	78,948
Chicago, IL	78,095	77,693	75,142
Washington, D.C.	63,602	70,686	68,567
Other(1)	73,007	58,455	61,340
	$1,475,544	$1,453,309	$1,419,949
______________________
(1)     Other includes: Seattle, WA, Newport, RI and Santa Cruz, CA.
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
Common Share Repurchase Programs
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares (the "February 2023 Common Share Repurchase Program"). Under this program, the Company could repurchase common shares from time to time in transactions on the open market or by private agreement. The Company could have suspended or discontinued this program at any time.
On October 21, 2025, the Company's Board of Trustees terminated the February 2023 Common Share Repurchase Program and authorized a new common share repurchase program of up to $150.0 million of common shares (the "October 2025 Common Share Repurchase Program"). Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares.
During the year ended December 31, 2025, the Company repurchased 6,277,068 common shares for an aggregate purchase price of $71.4 million, or an average of approximately $11.37 per share, under the February 2023 Common Share Repurchase Program. As of December 31, 2025, no common shares were available for repurchase under the February 2023 Common Share Repurchase Program. As of December 31, 2025, $150.0 million of common shares remained available for repurchase under the October 2025 Common Share Repurchase Program.
Common Dividends
The Company declared the following dividends on common shares/units for the year ended December 31, 2025:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2025	March 31, 2025	April 15, 2025
$0.01	June 30, 2025	June 30, 2025	July 15, 2025
$0.01	September 30, 2025	September 30, 2025	October 15, 2025
$0.01	December 31, 2025	December 31, 2025	January 15, 2026

Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").
The following preferred shares were outstanding as of December 31, 2025 and 2024:

Security Type	December 31, 2025	December 31, 2024
6.375% Series E	4,265,374	4,400,000
6.30% Series F	5,890,475	6,000,000
6.375% Series G	9,085,949	9,200,000
5.70% Series H	7,827,164	8,000,000
	27,068,962	27,600,000
The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the "Preferred Shares") rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may redeem the Series E and Series F Preferred Shares at any time. The Series G and Series H Preferred Shares may not be redeemed prior to May 13, 2026 and July 27, 2026, respectively, except in limited circumstances relating to the Company's continuing qualification as a REIT or as discussed below. On or after such dates, the Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
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
During the year ended December 31, 2025, the Company repurchased 531,038 Preferred Shares for an aggregate purchase price of $10.1 million, or an average of approximately $18.95 per share. As of December 31, 2025, $74.1 million of Preferred Shares remained available for repurchase under this program.
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
In connection with the sale of Montrose at Beverly Hills on November 19, 2025, $4.0 million of the purchase price was paid with 208,447 Preferred Shares, which were retired at closing.

Preferred Dividends
The Company declared the following dividends on preferred shares for the year ended December 31, 2025:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series E	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
6.375% Series E	$0.40	September 30, 2025	September 30, 2025	October 15, 2025
6.375% Series E	$0.40	December 31, 2025	December 31, 2025	January 15, 2026
6.30% Series F	$0.39	March 31, 2025	March 31, 2025	April 15, 2025
6.30% Series F	$0.39	June 30, 2025	June 30, 2025	July 15, 2025
6.30% Series F	$0.39	September 30, 2025	September 30, 2025	October 15, 2025
6.30% Series F	$0.39	December 31, 2025	December 31, 2025	January 15, 2026
6.375% Series G	$0.40	March 31, 2025	March 31, 2025	April 15, 2025
6.375% Series G	$0.40	June 30, 2025	June 30, 2025	July 15, 2025
6.375% Series G	$0.40	September 30, 2025	September 30, 2025	October 15, 2025
6.375% Series G	$0.40	December 31, 2025	December 31, 2025	January 15, 2026
5.70% Series H	$0.36	March 31, 2025	March 31, 2025	April 15, 2025
5.70% Series H	$0.36	June 30, 2025	June 30, 2025	July 15, 2025
5.70% Series H	$0.36	September 30, 2025	September 30, 2025	October 15, 2025
5.70% Series H	$0.36	December 31, 2025	December 31, 2025	January 15, 2026
Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership units ("OP units") have certain redemption rights that enable OP unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company's option, cash per unit equal to the market price of common shares at the time of redemption or common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units.
As of December 31, 2025 and 2024, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of December 31, 2025, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers.
As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
At any time, holders of Series Z Preferred Units may elect to convert some or all of their units into any other series of the Operating Partnership's preferred units outstanding at that time. After the second anniversary of the issuance of the Series Z Preferred Units, holders may elect to redeem some or all of their units for, at the Company's election, cash, common shares having an equivalent value or preferred shares on a one-for-one basis. After May 11, 2027, the Company may redeem the Series Z Preferred Units for cash, common shares having an equivalent value or preferred shares on a one-for-one basis. At any time following a change of control of the Company, holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company's election, cash or common shares having an equivalent value.

As of December 31, 2025 and 2024, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
Note 8. Share-Based Compensation Plan
Available Shares
The Company maintains the 2009 Equity Incentive Plan (as amended and restated effective May 23, 2025, the "Plan") to attract and retain independent trustees, executive officers and other key employees and service providers. The Plan provides for the grant of options to purchase common shares, share awards, share appreciation rights, performance units and other equity-based awards. Share awards under the Plan vest over a period determined by the Board of Trustees, generally over three to five years. The Company pays or accrues for dividends on share-based awards. All outstanding share awards are subject to full or partial accelerated vesting upon a change in control and upon death or disability or certain other employment termination events as set forth in the award agreements.
On May 23, 2025, shareholders of the Company approved an amendment to the Plan which increased the aggregate number of equity-based awards that may be issued under the Plan by 3,000,000 shares and extended the time period during which awards may be granted until June 30, 2036.
As of December 31, 2025, there were 3,846,257 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to members of the Board of Trustees, officers and employees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity for the years ended December 31, 2025, 2024 and 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2023	567,317	$21.60
Granted	113,084	$15.04
Vested	(183,721)	$23.14
Forfeited	(53,131)	$16.72
Unvested at December 31, 2023	443,549	$19.88
Granted	139,134	$16.11
Vested	(171,508)	$21.20
Forfeited	(3,127)	$15.69
Unvested at December 31, 2024	408,048	$18.07
Granted	165,582	$12.80
Vested	(166,135)	$19.70
Forfeited	(7,870)	$14.44
Unvested at December 31, 2025	399,625	$15.28
The fair value of each of these service condition restricted share awards is determined based on the closing price of the Company's common shares on the grant date and compensation expense is recognized on a straight-line basis over the vesting period.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $3.1 million, $3.4 million and $3.5 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2025, there was $2.2 million of total unrecognized share-based compensation expense related to unvested restricted shares. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 1.7 years.
Performance-Based Equity Awards
On February 12, 2020, the Board of Trustees approved a target award of 161,777 performance-based equity awards to officers and employees of the Company. In January 2023, following the completion of the performance period from January 1, 2020 through December 31, 2022, the Company issued 51,686 common shares in settlement of the awards, based on the performance criteria set forth in the award agreements.
On February 18, 2021, the Board of Trustees approved a target award of 189,348 performance-based equity awards to officers and employees of the Company. In January 2024, following the completion of the performance period from January 1, 2021 through December 31, 2023, the Company issued 71,677 common shares in settlement of the awards, based on the performance criteria set forth in the award agreements.

On May 16, 2022, the Board of Trustees approved a target award of 175,898 performance-based equity awards to officers and employees of the Company. In January 2025, following the completion of the performance period from January 1, 2022 through December 31, 2024, the Company issued 29,928 common shares in settlement of the awards, based on the performance criteria set forth in the award agreements.
On February 17, 2023, the Board of Trustees approved a target award of 314,235 performance-based equity awards to officers and employees of the Company. In January 2026, following the completion of the performance period from January 1, 2023 through December 31, 2025, none of these awards vested and the Company issued zero common shares to officers or employees.
On February 15, 2024, the Board of Trustees approved a target award of 322,950 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2027. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2027 based on the performance criteria set forth in the award agreements for the period of performance from January 1, 2024 through December 31, 2026.
On February 7, 2025, the Board of Trustees approved a target award of 348,332 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2028. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2028 based on the performance criteria set forth in the award agreements for the period of performance from January 1, 2025 through December 31, 2027.
The grant date fair value of the performance awards, with market conditions, were determined using a Monte Carlo simulation method with the following assumptions (dollars in millions):

Performance Award Grant Date	Percentage of Total Award	Grant Date Fair Value by Component	Volatility	Interest Rate	Dividend Yield

February 12, 2020
Relative Total Shareholder Return	100.00%	$4.9	23.40%	1.41%	—%

February 18, 2021
Relative Total Shareholder Return	100.00%	$6.0	56.00%	0.19%	—%

May 16, 2022
Relative Total Shareholder Return	100.00%	$5.3	58.70%	2.72%	—%

February 17, 2023
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$6.0	61.60%	4.31%	—%

February 15, 2024
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$6.6	38.50%	4.38%	—%

February 7, 2025
Relative and Absolute Total Shareholder Return	70.00% / 30.00%	$4.5	37.60%	4.31%	—%
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
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $5.7 million, $6.0 million and $5.6 million, respectively, of share-based compensation expense related to performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 2025, there was approximately $5.4 million of unrecognized compensation expense related to these performance-based equity awards which will be recognized over the weighted-average remaining vesting period of 1.6 years.

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
As of December 31, 2025, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 18, 2021, the Board of Trustees granted 600,097 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2023, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company's common shares on the grant date of $22.69 per unit with an aggregate grant date fair value of $13.6 million.
On February 17, 2023, the Board of Trustees granted 131,276 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2024, 2025 and 2026, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company's common shares on the grant date of $15.04 per unit with an aggregate grant date fair value of $2.0 million.
On February 15, 2024, the Board of Trustees granted 136,353 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2025, 2026 and 2027, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company's common shares on the grant date of $16.13 per unit with an aggregate grant date fair value of $2.2 million.
On February 7, 2025, the Board of Trustees granted 159,594 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2026, 2027 and 2028, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company's common shares on the grant date of $12.81 per unit with an aggregate grant date fair value of $2.0 million.
As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. As of December 31, 2024, the Operating Partnership had 994,837 LTIP units outstanding, of which 470,920 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized approximately $4.9 million, $4.2 million and $3.4 million, respectively, in expense related to these LTIP units. As of December 31, 2025, there was $2.2 million of unrecognized share-based compensation expense related to LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company's accompanying consolidated balance sheets.

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
For federal income tax purposes, the cash distributions paid to the Company's common shareholders and preferred shareholders may be characterized as ordinary income, return of capital (generally non-taxable) or capital gains. Tax law permits certain characterization of distributions which could result in differences between cash basis and tax basis distribution amounts.
The following characterizes distributions paid per common share and preferred share on a tax basis for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Common Shares:
Ordinary non-qualified income	$—	—%	$—	—%	$0.0400	100.00%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.0400	100.00%	0.0300	100.00%	—	—%
Total	$0.0400	100.00%	$0.0300	100.00%	$0.0400	100.00%

Series E Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.9786	81.87%	$1.5938	100.00%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.5938	100.00%	0.2167	18.13%	—	—%
Total	$1.5938	100.00%	$1.1953	100.00%	$1.5938	100.00%

Series F Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.9671	81.87%	$1.5750	100.00%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.5750	100.00%	0.2142	18.13%	—	—%
Total	$1.5750	100.00%	$1.1813	100.00%	$1.5750	100.00%

Series G Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.9786	81.87%	$1.5938	100.00%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.5938	100.00%	0.2167	18.13%	—	—%
Total	$1.5938	100.00%	$1.1953	100.00%	$1.5938	100.00%

Series H Preferred Shares:
Ordinary non-qualified income	$—	—%	$0.8750	81.87%	$1.4250	100.00%
Qualified dividend	—	—%	—	—%	—	—%
Capital gain	—	—%	—	—%	—	—%
Return of capital	1.4250	100.00%	0.1938	18.13%	—	—%
Total	$1.4250	100.00%	$1.0688	100.00%	$1.4250	100.00%
The common and preferred distributions declared on December 15, 2022 and paid on January 17, 2023 were treated as 2022 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2023 and paid on January 16, 2024 were treated as 2023 distributions for tax purposes.

The common and preferred distributions declared on December 15, 2024 and paid on January 15, 2025 were treated as 2025 distributions for tax purposes.
The common and preferred distributions declared on December 15, 2025 and paid on January 15, 2026 will be treated as 2026 distributions for tax purposes.
The Company's provision (benefit) for income taxes consists of the following (in thousands):

	For the year ended December 31,
	2025	2024	2023
Current:
Federal	$1,273	$1,197	$237
State and local	821	1,658	418
Total current provision	$2,094	$2,855	$655
Deferred:
Federal	4,068	(25,280)	—
State and local	129	(3,203)	—
Total deferred provision (benefit)	$4,197	$(28,483)	$—
Income tax expense (benefit)	$6,291	$(25,628)	$655
A reconciliation of the U.S. federal statutory rate and the Company's effective tax rate is as follows (in thousands):

	For the year ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$(11,747)	21.0%	$(5,379)	21.0%	$16,808	21.0%
State and local income taxes, net of federal income tax effect (1)	704	(1.3)%	(1,829)	7.1%	409	0.5%
Effect of changes in tax law or rates enacted in the current period	—	—%	—	—%	—	—%
Tax credits	—	—%	—	—%	—	—%
Changes in valuation allowance	779	(1.4)%	(28,368)	110.8%	973	1.2%
Nontaxable or nondeductible items:
REIT income not subject to tax	16,390	(29.3)%	9,800	(38.3)%	(16,536)	(20.7)%
Other	168	(0.3)%	178	(0.7)%	97	0.1%
Changes in unrecognized tax benefits	—	—%	—	—%	—	—%
Other adjustments:
Deferred adjustment for investment in subsidiary	—	—%	—	—%	(1,104)	(1.4)%
Miscellaneous	(3)	—%	(30)	0.1%	8	—%
Effective tax rate	$6,291	(11.3)%	$(25,628)	100.0%	$655	0.7%
______________________
(1)    The following states made up the majority of the tax effect: California and Massachusetts in 2025, 2024 and 2023.
The Company paid income taxes or received income tax refunds of the following (in thousands):

	For the year ended December 31,
	2025	2024	2023
U.S. federal	$578	$465	$(2,911)
U.S. state and local:
California	894	1,515	*
Florida	*	221	*
Illinois	103	260	222
Philadelphia	(170)	*	*
Others	9	123	140
Total U.S. state and local	$836	$2,119	$362
Total income taxes paid (refunded)	$1,414	$2,584	$(2,549)
______________________
*    The amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

The significant components of the Company's deferred tax assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred Tax Assets:
Net operating loss carryover	$28,443	$34,125
State taxes and other	10,000	7,671
Depreciation	14	31
Total deferred tax asset before valuation allowance	$38,457	$41,827
Valuation allowance	(14,171)	(13,344)
Deferred tax asset net of valuation allowance	$24,286	$28,483
The Company evaluates its deferred tax assets each reporting period to determine if it is more likely than not that those assets will be realized or if a valuation allowance is needed. In 2024, due to the TRS no longer having a three-year cumulative loss and continued improvement in the Company's financial results coming out of the COVID-19 pandemic and the projected future taxable income of its TRS, the Company released a portion of its federal and state valuation allowance. The change in the valuation allowance was a $0.8 million increase in 2025 and a $31.7 million decrease in 2024. The Company has provided a valuation allowance against a portion of its state deferred tax assets at December 31, 2025 due to the uncertainty of realizing the loss in future years. The Company's federal net operating loss can be carried forward indefinitely.
As of December 31, 2025 and 2024, the Company had no material unrecognized tax benefits. As a policy, the Company recognizes penalties and interest accrued related to unrecognized tax benefits as a component of income tax expense, however, there are currently no such accruals. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and local jurisdictions, where applicable. Due to the net operating loss carryforward, tax years 2020 through 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.
Note 10. Earnings Per Share
The following is a reconciliation of basic and diluted earnings per common share (in thousands, except share and per-share data):

	For the year ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(105,723)	$(46,767)	$(113,270)
Less: dividends paid on unvested share-based compensation	(34)	(37)	(41)
Net income (loss) available to common shareholders — basic and diluted	$(105,757)	$(46,804)	$(113,311)

Denominator:
Weighted-average number of common shares — basic and diluted	117,027,594	119,774,655	121,813,042

Net income (loss) per share available to common shareholders — basic	$(0.90)	$(0.39)	$(0.93)
Net income (loss) per share available to common shareholders — diluted	$(0.90)	$(0.39)	$(0.93)
For the years ended December 31, 2025, 2024 and 2023, 1,383,592, 1,215,533 and 1,108,816, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the years ended December 31, 2025, 2024 and 2023, 13,739,215, 29,441,175 and 29,441,175, respectively, of common shares underlying the Convertible Notes 2026 have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.

Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company's hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to eight years, not including renewals, and up to 27 years, including renewals. The majority of the Company's management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company's management agreements are non-terminable except upon the manager's breach of a material representation or the manager's failure to meet performance thresholds as defined in the management agreement.
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
For the years ended December 31, 2025, 2024 and 2023, combined base and incentive management fees were $39.8 million, $40.8 million and $39.3 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company's agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment.
Restricted Cash
At December 31, 2025 and 2024, the Company had $12.0 million and $10.9 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.
Long-Term Property Operating and Finance Leases
At December 31, 2025, the following hotels were subject to leases as follows:

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
(4)     This property consists of a 116-guest room building which is owned fee simple and an adjoining building with 80 guest-rooms which is subject to a lease agreement. The expiration date assumes the exercise of a 30-year extension option.
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
The components of ground rent expense for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	For the year ended December 31,
	2025	2024	2023
Fixed ground rent	$19,797	$19,187	$19,133
Variable ground rent	19,696	20,288	20,252
Total ground rent	$39,493	$39,475	$39,385
Future maturities of lease liabilities for the Company's operating and finance leases at December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$22,002	$2,530
2027	21,954	2,615
2028	22,049	2,703
2029	21,913	2,794
2030	21,944	2,887
Thereafter	1,542,011	103,180
Total lease payments	$1,651,873	$116,709
Less: Imputed interest	(1,318,805)	(72,115)
Present value of lease liabilities	$333,068	$44,594
As of December 31, 2025 and 2024, the weighted-average remaining operating lease term was 55.4 years and 57.1 years, respectively, and the weighted-average discount rate used to determine the operating lease liabilities was 6.4% for both periods. As of December 31, 2025 and 2024, the weighted-average remaining finance lease term was 28.9 years and 29.9 years, respectively, and the weighted-average discount rate used to determine the finance lease liabilities was 7.0% for both periods.
Litigation
The nature of the operations of hotels exposes the Company's hotels, the Company and the Operating Partnership to the risk of claims and litigation in the normal course of their business. The Company has insurance to cover certain potential material losses. The Company is not presently subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company.

Note 12. Supplemental Information to Statements of Cash Flows

	(in thousands)
	For the year ended December 31,
	2025	2024	2023

Interest paid, net of capitalized interest	$99,184	$100,417	$105,519
Interest capitalized	$—	$4,710	$1,825
Income taxes paid (refunded)	$1,414	$2,584	$(2,549)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,225	$1,264	$1,261
Distributions payable on preferred shares/units	$10,414	$10,601	$10,601
Issuance of common shares for Board of Trustees compensation	$745	$745	$754
Issuance of common shares for OP units redemption	$—	$—	$3,515
Accrued additions and improvements to hotel properties	$(3,041)	$1,817	$65
Write-off of fully depreciated building, furniture, fixtures and equipment	$—	$52,945	$7,267
Write-off of fully amortized deferred financing costs	$4,971	$8,841	$1,199
Write-down of investment	$3,900	$—	$—
Preferred shares received in connection with hotel sale	$4,000	$—	$—
Note 13. Operating Segment Information
The Company invests in luxury and upper-upscale hotels located in major U.S. cities and resort properties located near our primary target urban markets and select destination resort markets, with an emphasis on major gateway coastal markets. In this note, the Company refers to hotels and resorts as "hotels". These hotels provide lodging, food and beverage services, and a range of amenities, including banquet and meeting space, fitness centers, swimming pools, spas, golf courses and other lifestyle amenities. The Company's Chief Executive Officer, who serves as the Chief Operating Decision Maker ("CODM"), evaluates the performance, allocates capital resources and manages the overall operating and investing strategy of each hotel individually. The Company's hotels are not managed on a consolidated basis. Given these factors, the Company considers each hotel to be an operating segment. Because all of the Company's hotels offer similar full-service products, services and facilities, serve a similar mix of business and leisure customers, have similar economic characteristics and risks, and utilize similar methods to distribute their products and services via third-party management companies, all hotels have been aggregated into a single segment for reporting purposes.
All operating segments adhere to the same accounting policies as those described in Note. 2 Summary of Significant Accounting Policies. The CODM evaluates the performance of each operating segment using hotel earnings before interest taxes depreciation and amortization ("Hotel EBITDA"), comparing it to prior reporting periods, forecasts and industry/peer benchmarks on a monthly basis to make decisions and allocate resources. Additionally, the CODM considers other performance indicators such as Total Revenue, Revenue per Available Room (RevPAR), Average Daily Rate (ADR) and Occupancy to assess performance. The CODM does not rely on segment assets or aggregated data by brand, property type, or geographic region to make strategic, operational, investment or resource allocation decisions.

The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to Net income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Revenues:
Total revenues	$1,475,544	$1,453,309	$1,419,949
Less: Corporate and other revenues	1,082	7,084	10,484
Hotel revenues	1,474,462	1,446,225	1,409,465
Significant hotel expenses:
Room expenses	259,863	250,875	248,020
Food and beverage expenses	280,379	273,731	264,163
Hotel general and administrative	122,926	119,308	120,122
Hotel sales and marketing	96,873	94,490	94,187
Hotel operations and maintenance	124,979	120,677	119,277
Hotel management fee	41,194	42,326	40,782
Hotel real estate taxes, personal property taxes, property insurance and ground rent	133,853	124,142	120,062
Other segment items (1)	53,212	51,507	51,565
Hotel EBITDA	361,183	369,169	351,287
Depreciation and amortization	(227,659)	(229,531)	(240,645)
Interest expense	(103,333)	(112,432)	(115,660)
Impairment	(48,871)	(48,146)	(81,788)
Gain on sale of hotel properties	—	—	30,375
Business interruption insurance income and gain on insurance settlement	17,422	48,574	32,985
Income tax (expense) benefit	(6,291)	25,628	(655)
Corporate and other (2)	(54,681)	(53,246)	(50,175)
Net income (loss)	$(62,230)	$16	$(74,276)
______________________
(1)    Other segment items include expenses incurred for parking, spa, franchise fees and other hotel operating expenses.
(2)    Corporate and other include corporate general and administrative and other operating income and expenses.
Note 14. Subsequent Events
On February 11, 2026, the Company amended its Credit Facility to provide for a $450.0 million delayed draw term loan facility which will mature in February 2031. The Company immediately borrowed $360.0 million under the delayed draw term loan to extend the Term Loan 2027. The Company has the option to borrow the remaining $90.0 million by December 15, 2026. The Credit Facility was also amended to remove the SOFR adjustment from its senior unsecured revolving credit facility and all unsecured term loan facilities. Concurrently, the maturity date of the $48.0 million unextended portion of the senior unsecured revolving credit facility was extended to October 13, 2028.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2025
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Hotel Monaco Washington DC	$—	$—	$60,630	$2,441	$24,878	$—	$80,394	$7,555	$87,949	$41,859	$46,090	1839	9/9/2010	3-40 years
Skamania Lodge	—	7,130	44,987	3,523	55,132	11,973	88,000	10,799	110,772	43,224	67,548	1993	11/3/2010	3-40 years
Hyatt Centric Delfina Santa Monica	—	18,784	81,580	2,295	32,796	18,789	106,932	9,734	135,455	46,292	89,163	1972	11/19/2010	3-40 years
Argonaut Hotel	—	—	79,492	4,247	6,873	—	86,327	4,285	90,612	35,940	54,672	1907	2/16/2011	3-40 years
The Westin San Diego Gaslamp Quarter	—	25,537	86,089	6,850	35,920	25,537	118,888	9,971	154,396	56,242	98,154	1987	4/6/2011	1-40 years
Mondrian Los Angeles	—	20,306	110,283	6,091	27,447	20,306	131,586	12,235	164,127	63,327	100,800	1959	5/3/2011	3-40 years
W Boston	—	19,453	63,893	5,887	20,837	19,453	79,710	10,907	110,070	40,975	69,095	2009	6/8/2011	2-40 years
Hotel Zetta San Francisco	—	7,294	22,166	290	18,899	7,294	36,207	5,148	48,649	18,920	29,729	1913	4/4/2012	3-40 years
W Los Angeles - West Beverly Hills	—	24,403	93,203	3,600	35,076	24,403	121,397	10,482	156,282	58,111	98,171	1969	8/23/2012	3-40 years
Hotel Zelos San Francisco	—	—	63,430	3,780	14,659	—	75,564	6,305	81,869	33,834	48,035	1907	10/25/2012	3-40 years
Embassy Suites San Diego Bay - Downtown	—	20,103	90,162	6,881	31,622	20,103	119,336	9,329	148,768	53,280	95,488	1988	1/29/2013	3-40 years
The Hotel Zags	—	8,215	37,874	1,500	(1,482)	5,197	37,386	3,524	46,107	18,275	27,832	1962	8/28/2013	3-40 years
Hotel Zephyr Fisherman's Wharf	—	—	116,445	3,550	44,528	—	156,269	8,254	164,523	67,398	97,125	1964	12/9/2013	3-40 years
Hotel Zeppelin San Francisco	—	12,561	43,665	1,094	38,472	12,562	76,794	6,436	95,792	39,388	56,404	1913	5/22/2014	1-45 years
The Nines, a Luxury Collection Hotel, Portland	—	18,493	92,339	8,757	19,233	18,493	103,180	17,149	138,822	47,311	91,511	1909	7/17/2014	3-40 years
Hotel Palomar Los Angeles Beverly Hills	—	—	90,675	1,500	16,039	—	101,351	6,863	108,214	37,463	70,751	1972	11/20/2014	3-40 years
Revere Hotel Boston Common	—	41,857	207,817	10,596	(34,822)	17,367	188,261	19,820	225,448	80,386	145,062	1972	12/18/2014	3-40 years
LaPlaya Beach Resort & Club	—	112,575	82,117	6,733	57,715	114,355	133,166	11,619	259,140	41,368	217,772	1968	5/21/2015	3-40 years
1 Hotel San Francisco	—	—	105,693	3,896	40,331	—	134,652	15,268	149,920	42,184	107,736	2005	11/30/2018	3-40 years
Chaminade Resort & Spa	—	22,590	37,114	6,009	22,788	22,680	54,371	11,450	88,501	21,259	67,242	1985	11/30/2018	3-40 years
Harbor Court Hotel San Francisco	—	—	79,009	6,190	2,224	—	80,409	7,014	87,423	21,342	66,081	1926/1991	11/30/2018	3-40 years
Viceroy Santa Monica Hotel	—	—	91,442	5,257	20,824	—	106,817	10,706	117,523	30,854	86,669	1967/2002	11/30/2018	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2025
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Le Parc at Melrose	—	17,876	65,515	2,496	14,557	17,966	75,953	6,525	100,444	21,421	79,023	1970	11/30/2018	3-40 years
Chamberlain West Hollywood	—	14,462	43,157	5,983	2,841	14,495	44,952	6,996	66,443	14,923	51,520	1970/2005	11/30/2018	3-40 years
Hotel Ziggy	—	12,440	36,932	3,951	(12,161)	7,225	28,008	5,929	41,162	11,413	29,749	1954	11/30/2018	3-40 years
The Westin Copley Place, Boston	—	—	291,754	35,780	26,161	—	313,465	40,230	353,695	94,401	259,294	1983	11/30/2018	3-40 years
The Liberty, a Luxury Collection Hotel, Boston	—	—	195,797	15,126	9,167	—	202,099	17,991	220,090	53,411	166,679	1851/2007	11/30/2018	3-40 years
Hyatt Regency Boston Harbor	—	—	122,344	6,862	11,490	—	132,119	8,577	140,696	32,664	108,032	1993	11/30/2018	3-40 years
George Hotel	—	15,373	65,529	4,489	2,321	15,373	67,358	4,981	87,712	16,583	71,129	1928	11/30/2018	3-40 years
Viceroy Washington DC	—	18,686	60,927	2,838	(4,748)	14,035	57,092	6,576	77,703	18,774	58,929	1962	11/30/2018	3-40 years
Hotel Zena Washington DC	—	19,035	60,402	2,066	29,879	19,064	86,154	6,164	111,382	25,291	86,091	1972	11/30/2018	3-40 years
Paradise Point Resort & Spa	—	—	199,304	22,032	25,293	269	214,465	31,895	246,629	67,158	179,471	1962	11/30/2018	3-40 years
Hilton San Diego Gaslamp Quarter	—	33,017	131,926	7,741	28,070	33,017	153,502	14,235	200,754	40,879	159,875	2000	11/30/2018	3-40 years
Margaritaville Hotel San Diego Gaslamp Quarter	—	—	74,768	8,830	58,395	23,478	99,449	19,066	141,993	34,870	107,123	2005	11/30/2018	3-40 years
L'Auberge Del Mar	—	33,304	92,297	5,393	16,240	33,323	104,701	9,210	147,234	29,049	118,185	1989	11/30/2018	3-40 years
San Diego Mission Bay Resort	—	—	80,733	9,458	30,320	118	101,850	18,543	120,511	40,058	80,453	1962	11/30/2018	3-40 years
Southernmost Beach Resort	—	90,396	253,954	8,676	47,418	92,783	289,331	18,330	400,444	68,159	332,285	1958-2008	11/30/2018	3-40 years
The Marker Key West Harbor Resort	—	25,463	66,903	2,486	2,139	25,463	67,673	3,855	96,991	16,602	80,389	2014	11/30/2018	3-40 years
Hotel Chicago Downtown, Autograph Collection	—	39,576	114,014	7,608	(53,333)	25,181	73,286	9,398	107,865	21,566	86,299	1998	11/30/2018	3-40 years
Jekyll Island Club Resort	—	—	88,912	5,031	24,895	—	105,887	12,951	118,838	26,064	92,774	1886/1986	7/22/2021	2-40 years
Margaritaville Hollywood Beach Resort(2)	40,000	—	244,230	22,288	16,789	—	256,332	26,975	283,307	50,535	232,772	2015	9/23/2021	3-40 years
Estancia La Jolla Hotel & Spa(3)	53,395	—	104,280	3,646	28,853	267	125,029	11,483	136,779	24,461	112,318	2004	12/1/2021	2-40 years
Inn on Fifth	—	50,503	95,826	7,989	5,759	50,510	100,609	8,958	160,077	15,745	144,332	1960	5/11/2022	3-40 years

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation
As of December 31, 2025
(in thousands)

		Initial Costs				Gross Amount at End of Year
Description	Encumbrances	Land	Building and Improvements	Furniture, Fixtures and Equipment	Cost Capitalized Subsequent to Acquisition (1)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total	Accumulated Depreciation	Net Book Value	Year of Original Construction	Date of Acquisition	Depreciation Life
Newport Harbor Island Resort	—	43,287	118,227	12,817	63,270	43,305	170,400	23,896	237,601	35,869	201,732	1969	6/23/2022	3-40 years
	$93,395	$772,719	$4,387,836	$304,553	$903,604	$754,384	$5,086,711	$527,617	$6,368,712	$1,699,128	$4,669,584
______________________
(1)     Disposals are reflected as reductions to cost capitalized subsequent to acquisition.
(2)     Encumbrance on Margaritaville Hollywood Beach Resort is presented at face value, which excludes unamortized deferred financing costs of $0.4 million at December 31, 2025.
(3)     Encumbrance on Estancia La Jolla Hotel & Spa is presented at face value, which excludes unamortized deferred financing costs of $0.1 million at December 31, 2025.

Pebblebrook Hotel Trust
Schedule III--Real Estate and Accumulated Depreciation - Continued
As of December 31, 2025
(in thousands)

Reconciliation of Real Estate and Accumulated Depreciation:
Reconciliation of Real Estate:
Balance at December 31, 2022	$6,729,381
Capital expenditures	188,520
Disposal of Assets	(400,705)
Other	(70,914)
Balance at December 31, 2023	$6,446,282
Capital expenditures	148,314
Disposal of Assets	(52,945)
Other	(42,918)
Balance at December 31, 2024	$6,498,733
Capital expenditures	94,356
Disposal of Assets	(171,174)
Other	(53,203)
Balance at December 31, 2025	$6,368,712

Reconciliation of Accumulated Depreciation:
Balance at December 31, 2022	$1,180,434
Depreciation	239,422
Disposal of Assets	(103,589)
Balance at December 31, 2023	$1,316,267
Depreciation	228,332
Disposal of Assets	(8,958)
Other	(4,787)
Balance at December 31, 2024	$1,530,854
Depreciation	226,709
Disposal of Assets	(51,730)
Other	(6,705)
Balance at December 31, 2025	$1,699,128

The aggregate cost of properties for federal income tax purposes is approximately $5.9 billion as of December 31, 2025.