Form 10-Q
period 2026-03-31
Pebblebrook Hotel Trust
filed 2026-04-28
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☑  Yes   ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2026
Common shares of beneficial interest ($0.01 par value per share)	113,369,235

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment in hotel properties, net	$4,974,733	$5,023,457
Cash and cash equivalents	196,207	184,185
Restricted cash	8,396	12,018
Hotel receivables (net of allowance for doubtful accounts of $225 and $241, respectively)	39,697	34,184
Prepaid expenses and other assets	85,137	94,330
Total assets	$5,304,170	$5,348,174
LIABILITIES AND EQUITY
Debt, net	$2,079,334	$2,124,092
Accounts payable, accrued expenses and other liabilities	215,680	199,631
Lease liabilities - operating leases	333,030	333,068
Deferred revenues	113,800	104,900
Accrued interest	19,188	12,106
Distribution payable	11,611	11,639
Total liabilities	2,772,643	2,785,436
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $676,724 at March 31, 2026 and December 31, 2025), 100,000,000 shares authorized; 27,068,962 shares issued and outstanding at March 31, 2026 and December 31, 2025	271	271
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 112,985,227 and 113,188,134 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,130	1,132
Additional paid-in capital	3,966,623	3,969,875
Accumulated other comprehensive income (loss)	3,268	605
Distributions and retained deficit	(1,534,069)	(1,503,262)
Total shareholders' equity	2,437,223	2,468,621
Non-controlling interests	94,304	94,117
Total equity	2,531,527	2,562,738
Total liabilities and equity	$5,304,170	$5,348,174

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenues:
Room	$214,525	$197,010
Food and beverage	91,143	86,310
Other operating	39,988	36,946
Total revenues	345,656	320,266
Expenses:
Hotel operating expenses:
Room	59,515	58,523
Food and beverage	65,459	64,568
Other direct and indirect	107,114	104,123
Total hotel operating expenses	232,088	227,214
Depreciation and amortization	51,979	57,543
Real estate taxes, personal property taxes, property insurance, and ground rent	32,791	33,273
General and administrative	12,041	13,226
Impairment	7,688	—
Business interruption insurance income	—	(4,303)
Other operating expenses	1,018	550
Total operating expenses	337,605	327,503
Operating income (loss)	8,051	(7,237)
Interest expense	(26,314)	(27,133)
Other, net	(190)	(972)
Income (loss) before income taxes	(18,453)	(35,342)
Income tax (expense) benefit	17	3,162
Net income (loss)	(18,436)	(32,180)
Net income (loss) attributable to non-controlling interests	838	767
Net income (loss) attributable to the Company	(19,274)	(32,947)
Distributions to preferred shareholders	(10,427)	(10,631)
Net income (loss) attributable to common shareholders	$(29,701)	$(43,578)

Net income (loss) per share available to common shareholders, basic and diluted	$(0.26)	$(0.37)
Weighted-average number of common shares, basic and diluted	113,331,501	119,204,243

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Comprehensive Income:
Net income (loss)	$(18,436)	$(32,180)
Other comprehensive income (loss):
Change in fair value of derivative instruments	1,940	(1,840)
Amounts reclassified from other comprehensive income	765	(3,800)
Comprehensive income (loss)	(15,731)	(37,820)
Comprehensive income (loss) attributable to non-controlling interests	880	821
Comprehensive income (loss) attributable to the Company	$(16,611)	$(38,641)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2026
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	27,068,962	$271	113,188,134	$1,132	$3,969,875	$605	$(1,503,262)	$2,468,621	$94,117	$2,562,738
Issuance of common shares for Board of Trustees compensation	—	—	71,958	1	824	—	—	825	—	825
Repurchase of common shares	—	—	(492,314)	(5)	(5,895)	—	—	(5,900)	—	(5,900)
Share-based compensation	—	—	217,449	2	1,819	—	—	1,821	485	2,306
Distributions on common shares/units	—	—	—	—	—	—	(1,106)	(1,106)	(14)	(1,120)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,427)	(10,427)	(1,164)	(11,591)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	1,898	—	1,898	42	1,940
Amounts reclassified from other comprehensive income	—	—	—	—	—	765	—	765	—	765
Net income (loss)	—	—	—	—	—	—	(19,274)	(19,274)	838	(18,436)
Balance at March 31, 2026	27,068,962	$271	112,985,227	$1,130	$3,966,623	$3,268	$(1,534,069)	$2,437,223	$94,304	$2,531,527

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended March 31, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,282,621)	(13)	(14,599)	—	—	(14,612)	—	(14,612)
Share-based compensation	—	—	221,181	2	2,052	—	—	2,054	1,166	3,220
Distributions on common shares/units	—	—	—	—	—	—	(1,184)	(1,184)	(12)	(1,196)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,631)	(10,631)	(1,164)	(11,795)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,858)	—	(1,894)	54	(1,840)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(3,800)	—	(3,800)	—	(3,800)
Net income (loss)	—	—	—	—	—	—	(32,947)	(32,947)	767	(32,180)
Balance at March 31, 2025	27,600,000	$276	118,278,405	$1,183	$4,060,426	$10,892	$(1,437,622)	$2,635,155	$91,261	$2,726,416

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the three months ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$(18,436)	$(32,180)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	51,979	57,543
Provision (benefit) for deferred income taxes	(17)	(3,105)
Share-based compensation	2,306	3,220
Amortization of deferred financing costs, non-cash interest and other amortization	4,255	2,985
Impairment	7,688	—
Non-cash ground rent	2,345	2,448
Other adjustments	(212)	1,215
Changes in assets and liabilities:
Hotel receivables	(5,497)	(3,966)
Prepaid expenses and other assets	6,472	4,077
Accounts payable and accrued expenses	23,243	5,227
Deferred revenues	9,925	12,877
Net cash provided by (used in) operating activities	84,051	50,341
Investing activities:
Improvements and additions to hotel properties	(11,946)	(20,658)
Property insurance proceeds	3,175	—
Other investing activities	(189)	(206)
Net cash provided by (used in) investing activities	(8,960)	(20,864)
Financing activities:
Payment of deferred financing costs	(6,649)	(48)
Proceeds from debt	360,000	—
Repayments of debt	(400,761)	(549)
Repurchases of common shares	(5,900)	(14,612)
Distributions — common shares/units	(1,148)	(1,215)
Distributions — preferred shares/units	(11,592)	(11,795)
Other financing activities	(641)	(663)
Net cash provided by (used in) financing activities	(66,691)	(28,882)
Net change in cash and cash equivalents and restricted cash	8,400	595
Cash and cash equivalents and restricted cash, beginning of year	196,203	217,591
Cash and cash equivalents and restricted cash, end of period	$204,603	$218,186

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
As of March 31, 2026, the Company owned interests in 44 hotels with a total of 11,052 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company's assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of March 31, 2026, the Company owned 98.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company's financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company did not acquire any hotel properties during the three months ended March 31, 2026 or 2025.
Dispositions
The Company did not dispose of any hotel properties during the three months ended March 31, 2026.
The following table summarizes disposition transactions during 2025 (in thousands):

Hotel Property Name	Location	Sale Date	Sale Price
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025	$44,250
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025	72,000
2025 Total			$116,250
For the three months ended March 31, 2026 and 2025, the accompanying consolidated statements of operations and comprehensive income included operating loss of $0.1 million and $5.5 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore, did not qualify as discontinued operations.

Note 4. Investment in Hotel Properties
Investment in hotel properties as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land	$752,108	$754,384
Buildings and improvements	4,997,277	4,995,530
Furniture, fixtures and equipment	528,695	526,414
Finance lease asset	91,181	91,181
Construction in progress	3,717	1,203
	$6,372,978	$6,368,712
Right-of-use asset, operating leases	351,424	353,873
Investment in hotel properties	$6,724,402	$6,722,585
Less: Accumulated depreciation	(1,749,669)	(1,699,128)
Investment in hotel properties, net	$4,974,733	$5,023,457
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
During the three months ended March 31, 2026, the Company recognized an impairment loss of $7.7 million for one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for this property. During the three months ended March 31, 2025, no impairment losses were incurred.
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
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of March 31, 2026, the Company's lease liabilities consisted of operating lease liabilities of $333.0 million and finance lease liabilities of $44.7 million. As of December 31, 2025, the Company's lease liabilities consisted of operating lease liabilities of $333.1 million and finance lease liabilities of $44.6 million. The finance lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

Note 5. Debt
The Company's debt consisted of the following as of March 31, 2026 and December 31, 2025 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at March 31, 2026		Maturity Date	March 31, 2026	December 31, 2025
Unsecured revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—
Unsecured term loans
Term Loan 2027	—	(3)	October 2027	—	360,000
Term Loan 2028	5.15%	(1)	January 2028	356,652	356,652
Term Loan 2029	4.91%	(1)	January 2029	185,217	185,217
Term Loan 2031	5.23%	(1)(3)	February 2031	360,000	—
Unsecured term loans principal				$901,869	$901,869
Convertible senior notes
Convertible Notes 2026	1.75%		December 2026	350,000	350,000
Convertible Notes 2030	1.63%		January 2030	400,000	400,000
Convertible senior notes principal				$750,000	$750,000
Unsecured senior notes principal	6.38%		October 2029	$400,000	$400,000
Mortgage loans
Margaritaville Hollywood Beach Resort	—	(4)	September 2026	—	40,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	52,634	53,395
Mortgage loans principal				$52,634	$93,395
Total debt principal				$2,104,503	$2,145,264
Unamortized debt premium and deferred financing costs, net				(25,169)	(21,172)
Debt, net				$2,079,334	$2,124,092
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at March 31, 2026 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    In February 2026, the Company extended the maturity date of Term Loan 2027 to February 2031 (the extended loan is referred to as Term Loan 2031).
(4)    In February 2026, the Company paid down the remaining loan balance.

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
On February 11, 2026, the Company amended its Credit Agreement to extend the $360.0 million Term Loan 2027 to mature in February 2031 and to provide for a delayed draw option for the Company to borrow an additional $90.0 million by December 15, 2026 (the extended loan is referred to as Term Loan 2031). The Credit Facility was also amended to remove the SOFR adjustment from its senior unsecured revolving credit facility and all unsecured term loan facilities. Concurrently, the maturity date of the $48.0 million unextended portion of the senior unsecured revolving credit facility was extended to October 13, 2028.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2028 and provides the Company the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company's leverage ratio. As of March 31, 2026, the Company had no outstanding borrowings, $8.8 million of outstanding letters of credit and a borrowing capacity of $641.2 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $8.8 million and $7.9 million were outstanding as of March 31, 2026 and December 31, 2025, respectively.
As of March 31, 2026, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of March 31, 2026, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of March 31, 2026, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for term loans range in amount from 1.45% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of March 31, 2026, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.

Convertible Senior Notes due 2026
The Company has $350.0 million aggregate principal amount of 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes 2026") outstanding. The Convertible Notes 2026 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year. As of March 31, 2026 and December 31, 2025, the Convertible Notes 2026 had $0.3 million and $0.4 million, respectively, of unamortized issuance costs outstanding.
Prior to June 15, 2026, the Convertible Notes 2026 are convertible upon certain circumstances. On and after June 15, 2026, holders may convert any of their Convertible Notes 2026 into the Company's common shares of beneficial interest ("common shares") at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 39.2549 common shares per $1,000 principal amount of Convertible Notes 2026, which represents an initial conversion price of approximately $25.47 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2026, the Company may choose to pay or deliver cash, common shares or a combination of cash and shares. As of March 31, 2026 and December 31, 2025, the if-converted value of the Convertible Notes 2026 did not exceed the principal amount.
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
Convertible Senior Notes due 2030
The Company has $400.0 million aggregate principal amount of 1.625% Convertible Senior Notes 2030 due January 2030 (the "Convertible Notes 2030") outstanding. The Convertible Notes 2030 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.625% per annum, payable semi-annually in arrears on January 15th and July 15th of each year. As of March 31, 2026 and December 31, 2025, the Convertible Notes 2030 had $9.2 million and $9.8 million, respectively, of unamortized issuance costs outstanding.
Prior to July 15, 2029, the Convertible Notes 2030 are convertible upon certain circumstances. On and after July 15, 2029, holders may convert any of their Convertible Notes 2030 into the Company's common shares at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 62.9129 common shares per $1,000 principal amount of Convertible Notes 2030, which represents an initial conversion price of approximately $15.89 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2030, the Company will settle the conversion by paying cash up to the aggregate principal amount of the Convertible Notes 2030 to be converted and cash, common shares or a combination of cash and common shares, at the Company's election, with respect to the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. As of March 31, 2026 and December 31, 2025, the if-converted value of the Convertible Notes 2030 did not exceed the principal amount.
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

Unsecured Senior Notes
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029 (the "Senior Notes 2029"). The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of March 31, 2026, the Company was in compliance with all such covenants.
Mortgage Loans
On December 1, 2021, the Company assumed a $61.7 million loan secured by a first-lien mortgage on the leasehold interest of Estancia La Jolla Hotel & Spa ("Estancia"). The loan requires both principal and interest monthly payments based on a fixed interest rate of 5.07%. The loan matures on September 1, 2028.
On September 7, 2023, the Company entered into a $140.0 million loan secured by a first-lien mortgage on the leasehold interest of Margaritaville Hollywood Beach Resort. In February 2026, the Company paid down the remaining $40.0 million of the loan.
The Company's mortgage loan associated with Estancia is non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. The property is not in a cash trap and no event of default has occurred under the loan documents.
Interest Expense
The components of the Company's interest expense consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Unsecured revolving credit facilities	$527	$497
Unsecured term loans	10,963	10,971
Convertible senior notes	3,156	3,281
Unsecured senior notes	6,375	6,192
Mortgage loans	992	3,163
Amortization of debt (premium), deferred financing fees and loss on debt extinguishment	3,171	1,910
Other	1,130	1,119
Total interest expense	$26,314	$27,133
Fair Value
The Company estimates the fair value of its fixed rate mortgage loan and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company's fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of March 31, 2026 and December 31, 2025 was $1.2 billion. The fair value of the Company's variable rate debt approximates its carrying value.

Future Minimum Principal Payments
As of March 31, 2026, the future minimum principal payments for the Company's debt are as follows (in thousands):

2026	$351,740
2027	2,440
2028	405,106
2029	585,217
2030	400,000
Thereafter	360,000
Total debt principal payments	$2,104,503
Unamortized debt premium and deferred financing costs, net	(25,169)
Debt, net	$2,079,334
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
The Company's interest rate swaps at March 31, 2026 and December 31, 2025 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	March 31, 2026	December 31, 2025
Swap-cash flow	3.02% - 3.03%	October 2026	$200,000	$200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.34%	November 2027	200,000	200,000
Swap-cash flow	3.28% - 3.29%	March 2028	200,000	—
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	100,000
Total			$865,000	$665,000
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
As of March 31, 2026 and December 31, 2025, the Company's interest rate swap assets had an aggregate fair value of $3.3 million and $0.7 million, respectively. As of March 31, 2026 and December 31, 2025, the Company's interest rate swap liabilities had an aggregate fair value of zero and $0.9 million, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects approximately $2.6 million will be reclassified from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Southern Florida/Georgia	$89,545	$85,455
San Diego, CA	83,322	75,211
San Francisco, CA	47,481	33,741
Boston, MA	45,336	46,773
Los Angeles, CA	42,302	34,297
Portland, OR	13,549	12,797
Washington, D.C.	12,346	15,000
Other(1)	11,775	16,992
Total Revenues	$345,656	$320,266
______________________
(1)     Other includes: Chicago, IL, Newport, RI and Santa Cruz, CA.
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
Common Share Repurchase Program
On October 21, 2025, the Company's Board of Trustees authorized a common share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares. During the three months ended March 31, 2026, the Company repurchased 405,821 common shares for an aggregate purchase price of $4.9 million, or an average of approximately $12.12 per share. As of March 31, 2026, $145.1 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the three months ended March 31, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2026	March 31, 2026	April 15, 2026
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").
The following preferred shares were outstanding as of March 31, 2026 and December 31, 2025:

Security Type	March 31, 2026	December 31, 2025
6.375% Series E	4,265,374	4,265,374
6.30% Series F	5,890,475	5,890,475
6.375% Series G	9,085,949	9,085,949
5.70% Series H	7,827,164	7,827,164
	27,068,962	27,068,962

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
During the three months ended March 31, 2026, no Preferred Shares were repurchased. As of March 31, 2026, $74.1 million of Preferred Shares remained available for repurchase under this program.
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
Preferred Dividends
The Company declared the following dividends on preferred shares for the three months ended March 31, 2026:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
6.30% Series F	$0.39	March 31, 2026	March 31, 2026	April 15, 2026
6.375% Series G	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
5.70% Series H	$0.36	March 31, 2026	March 31, 2026	April 15, 2026
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
As of March 31, 2026 and December 31, 2025, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of March 31, 2026, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 7, 2025, the Board of Trustees granted time-vesting restricted awards of 159,594 LTIP Class B units to executive officers.
On February 5, 2026, the Board of Trustees granted time-vesting restricted awards of 183,587 LTIP Class B units to executive officers.

As of March 31, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
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
At any time, holders of Series Z Preferred Units may elect to convert some or all of their units into any other series of the Operating Partnership's preferred units outstanding at that time. After the second anniversary of the issuance of the Series Z Preferred Units, holders may elect to redeem some or all of their units for, at the Company's election, cash, common shares having an equivalent value or preferred shares on a one-for-one basis. After May 11, 2029, the Company may redeem the Series Z Preferred Units for cash, common shares having an equivalent value or preferred shares on a one-for-one basis. At any time following a change of control of the Company, holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company's election, cash or common shares having an equivalent value.
As of March 31, 2026 and December 31, 2025, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of March 31, 2026, there were 3,468,815 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to officers, employees and new members of the Board of Trustees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity for the three months ended March 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	399,625	$15.28
Granted	206,338	$11.91
Vested	(215,397)	$16.47
Unvested at March 31, 2026	390,566	$12.84
For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.6 million and $0.7 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
Performance-Based Equity Awards
On February 5, 2026, the Board of Trustees approved a target award of 393,872 performance-based equity awards to officers and employees of the Company. These awards will vest, if at all, in 2029. The actual number of common shares that ultimately vest will be from 0% to 200% of the target award and will be determined in 2029 based on the performance criteria set forth in the award agreements for the period of performance from January 1, 2026 through December 31, 2028.
For the three months ended March 31, 2026 and 2025, the Company recognized approximately $1.3 million of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.

Long-Term Incentive Partnership Units
As of March 31, 2026, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 5, 2026, the Board of Trustees granted 183,587 LTIP Class B units to executive officers. These LTIP units will vest ratably on January 1, 2027, 2028 and 2029, contingent upon continued employment with the Company. The fair value of each award was determined based on the closing price of the Company's common shares on the grant date of $11.89 per unit with an aggregate grant date fair value of $2.2 million.
As of March 31, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three months ended March 31, 2026 and 2025, the Company recognized approximately $0.5 million and $1.2 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company's accompanying consolidated balance sheets.
Note 9. Income Taxes
As a REIT, the Company generally is not subject to federal corporate income tax on that portion of its taxable income that is currently distributed to shareholders. However, as a REIT, the Company is still subject to certain state and local taxes on its revenues, income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income of TRSs, including our TRS lessees, is subject to federal, state and local income taxes. A valuation allowance on deferred tax assets is recorded when the Company has determined it more likely than not that future results will not generate sufficient taxable income to realize the deferred tax assets for each jurisdiction.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(29,701)	$(43,578)
Less: Dividends paid on unvested share-based compensation	(7)	(9)
Net income (loss) available to common shareholders — basic and diluted	$(29,708)	$(43,587)
Denominator:
Weighted-average number of common shares — basic and diluted	113,331,501	119,204,243
Net income (loss) per share available to common shareholders — basic and diluted	$(0.26)	$(0.37)
For the three months ended March 31, 2026 and 2025, 1,453,598 and 1,390,560, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three months ended March 31, 2026 and 2025, 13,739,215 and 29,441,175, respectively, of common shares underlying the Convertible Notes 2026 have been excluded from diluted shares as their effect would have been anti-dilutive.
The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders.

Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company's hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to eight years, not including renewals, and up to 26 years, including renewals. The majority of the Company's management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to three times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company's management agreements are non-terminable except upon the manager's breach of a material representation or the manager's failure to meet performance thresholds as defined in the management agreement.
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
For the three months ended March 31, 2026 and 2025, combined base and incentive management fees were $8.4 million and $7.6 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company's agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment.
Restricted Cash
At March 31, 2026 and December 31, 2025, the Company had $8.4 million and $12.0 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Long-Term Property Operating and Finance Leases
At March 31, 2026, the following hotels were subject to leases as follows:

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
(4)     This property consists of a 116-guest room building, which is owned in fee simple, and an adjoining building with 80 guest rooms, which is subject to a lease agreement. The expiration date assumes the exercise of a 30-year extension option.
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
The components of ground rent expense for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Fixed ground rent	$5,156	$4,810
Variable ground rent	4,803	4,186
Total ground rent	$9,959	$8,996
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the three months ended March 31,
	2026	2025

Interest paid, net of capitalized interest	$15,742	$15,445
Income taxes paid (refunded)	$—	$(170)

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,197	$1,246
Distributions payable on preferred shares/units	$10,414	$10,601
Issuance of common shares for Board of Trustees compensation	$825	$745
Accrued additions and improvements to hotel properties	$1,216	$1,600
Write-off of fully amortized deferred financing costs	$2,173	$—
Write-down of investment	$1,639	$2,662
Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to net income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Revenues:
Total revenues	$345,656	$320,266
Less: Corporate and other revenues	260	378
Hotel revenues	345,396	319,888
Significant hotel expenses:
Room expenses	59,515	58,523
Food and beverage expenses	65,459	64,568
Hotel general and administrative	29,112	29,111
Hotel sales and marketing	22,811	22,955
Hotel operations and maintenance	31,077	30,932
Hotel management fee	8,418	7,949
Hotel real estate taxes, personal property taxes, property insurance and ground rent	33,278	33,047
Other segment items (1)	13,527	11,976
Hotel EBITDA	82,199	60,827
Depreciation and amortization	(51,979)	(57,543)
Interest expense	(26,314)	(27,133)
Impairment	(7,688)	—
Business interruption insurance income	—	4,303
Income tax (expense) benefit	17	3,162
Corporate and other (2)	(14,671)	(15,796)
Net income (loss)	$(18,436)	$(32,180)
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

FORWARD-LOOKING STATEMENTS
This report, together with other statements and information publicly disseminated by us, contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "potential", "could", "seek", "assume", "forecast", "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. Forward-looking statements in this report include, among others, statements about our business strategy, including acquisition and development strategies, industry trends, estimated revenues and expenses, estimated costs and durations of renovation or restoration projects, timing and extent of debt refinancings, estimated insurance recoveries, our ability to realize deferred tax assets and expected liquidity needs and sources (including capital expenditures and our ability to obtain financing or raise capital). You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control and which could materially affect actual results, performance or achievements. These factors include, but are not limited to, the following:
•risks associated with the hotel industry, including competition; changes in visa and other travel policies by the U.S. government making it less convenient, more difficult or less desirable for international travelers to enter the U.S.; increases in employment costs, energy costs or other operating costs; and decreases in demand caused by events beyond our control, including, without limitation, actual or threatened terrorist attacks, natural disasters, cyber attacks, any type of flu or disease-related pandemic, or downturns in general and local economic conditions;
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
•the possibility of uninsured losses;
•risks associated with redevelopment and repositioning projects, including delays and cost overruns; and
•the other factors discussed under Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Overview
Operating results for the first quarter were strong and significantly exceeded expectations. Strength came from continued recovery in San Francisco and Los Angeles and the ramp-up of recently redeveloped resorts. San Diego urban hotels and Chicago also delivered healthy RevPAR growth. A continued focus on expense management also resulted in positive earnings growth. While the quarter results were positive, we remain cautious towards the remainder of the year given an increasingly uncertain macroeconomic environment.
During the three months ended March 31, 2026, we had the following transactions and events:
•We amended our senior unsecured revolving credit facility and unsecured term loan facilities to extend the $360.0 million Term Loan 2027 to mature in February 2031 and to provide for a delayed draw option to borrow an additional $90.0 million by December 15, 2026 (which we now refer to the extended loan as Term Loan 2031). We also extended the maturity date of the $48.0 million unextended portion of the senior unsecured revolving credit facility to October 2028.
•We repaid the remaining $40.0 million mortgage loan on Margaritaville Hollywood Beach Resort.
•We repurchased 405,821 common shares for an aggregate purchase price of $4.9 million, or an average of $12.12 per share, under our common share repurchase program.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026	2025
Same-Property Occupancy	68.5%	63.0%
Same-Property ADR	$315.18	$306.51
Same-Property RevPAR	$215.78	$193.08
Same-Property Total RevPAR	$345.82	$314.01
For the three months ended March 31, 2026 and 2025, the above table of hotel operating statistics includes information from all hotels owned as of March 31, 2026.
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
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Net income (loss)	$(18,436)	$(32,180)
Adjustments:
Real estate depreciation and amortization	51,923	57,487
Impairment	7,688	—
FFO	$41,175	$25,307
Distribution to preferred shareholders and unit holders	(11,591)	(11,795)
FFO available to common share and unit holders	$29,584	$13,512
Transaction costs	50	2
Non-cash ground rent on operating and finance leases	1,715	1,839
Management/franchise contract transition costs	80	5
Interest expense adjustment for acquired liabilities	319	324
Finance lease adjustment	765	755
Non-cash amortization of acquired intangibles	(52)	(472)
Early extinguishment of debt	627	—
Amortization of share-based compensation expense	2,306	3,219
Deferred tax provision (benefit)	(17)	(3,105)
Unrealized loss on investment	1,639	2,662
Adjusted FFO available to common share and unit holders	$37,016	$18,741
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

The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three months ended March 31, 2026 and 2025 (in thousands):

	For the three months ended March 31,
	2026	2025
Net income (loss)	$(18,436)	$(32,180)
Adjustments:
Interest expense	26,314	27,133
Income tax expense (benefit)	(17)	(3,162)
Depreciation and amortization	51,979	57,543
EBITDA	$59,840	$49,334
Impairment	7,688	—
EBITDAre	$67,528	$49,334
Transaction costs	50	2
Non-cash ground rent on operating and finance leases	1,715	1,839
Management/franchise contract transition costs	80	5
Non-cash amortization of acquired intangibles	(52)	(472)
Amortization of share-based compensation expense	2,306	3,219
Unrealized loss on investment	1,639	2,662
Adjusted EBITDAre	$73,266	$56,589
Business interruption insurance income	—	(4,303)
Corporate general and administrative and other	8,933	8,541
Hotel EBITDA	$82,199	$60,827
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
Results of Operations
At March 31, 2026 and 2025, our consolidated financial statements included the operations of 44 and 46 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three months ended March 31, 2026 and 2025. The properties listed in the table below are hereinafter referred to as "non-comparable properties" and all other properties are referred to as "comparable properties".

Property	Location	Disposition Date
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025
Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025
Revenues — Total revenues increased by $25.4 million primarily due to an increase in revenues at our Los Angeles properties which were negatively impacted in 2025 by the wildfires, and an increase in revenue at our San Francisco properties due to partial recovery of business travel as well as the Super Bowl. These increases were partially offset by decreases in revenue from non-comparable properties, a decline in revenue at the Washington, D.C. properties resulting from the presidential inauguration occurring only in 2025 and a decrease in revenue at Revere Hotel Boston Common as a result of a room refreshment.
Hotel operating expenses — Total hotel operating expenses increased by $4.9 million primarily as a result of higher revenues in Los Angeles and San Francisco, which was offset by a decrease in hotel operating expenses associated with non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $5.5 million primarily due to the sale of the non-comparable properties in 2025.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $0.5 million primarily due to a decrease in real estate tax on non-comparable properties, partially offset by higher percentage ground rent as a result of higher revenues at properties subject to ground leases.

General and administrative — General and administrative expenses decreased by $1.2 million primarily due to a decrease in non-cash compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $7.7 million in 2026 related to one hotel. No impairment loss was recognized in the first quarter of 2025.
Business interruption insurance income — We recognized business interruption insurance income in 2025 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton. There was no business interruption insurance income in 2026.
Interest expense — Interest expense decreased slightly by $0.8 million primarily as a result of lower borrowings in 2026.
Income tax (expense) benefit — Income tax benefit decreased by $3.1 million due primarily to a decrease in the taxable loss of our TRS during the quarter compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party common OP unit holders and to the preferred OP unit holders.
Critical Accounting Policies
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
New Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for recently issued accounting pronouncements that may affect us.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before March 31, 2027) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $845.8 million as of March 31, 2026, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of March 31, 2026, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and a mortgage loan with varying maturities. Our total debt had an aggregate face value of $2.1 billion as of March 31, 2026, as summarized below:

March 31, 2026
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	901,869
Convertible senior notes	750,000
Unsecured senior notes	400,000
Mortgage loan	52,634
Total debt at face value	$2,104,503

For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect that future principal and interest payments associated with our remaining debt obligations outstanding as of March 31, 2026 will be $2.4 billion through their maturity, with $352.2 million of principal and $88.1 million of interest payable on or before March 31, 2027. We intend to pay amounts due with available cash, borrowings under our revolving credit facility or proceeds from property sales or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loan.
Our mortgage loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of March 31, 2026, the mortgage loan was not in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.9 billion as of March 31, 2026, with $25.0 million payable on or before March 31, 2027.
Purchase commitments
As of March 31, 2026, we had $0.7 million of outstanding purchase commitments, all of which will be paid on or before March 31, 2027. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments (below) for discussion on planned capital investments.
Preferred dividends and Series Z preferred operating partnership units
We expect to pay aggregate annual dividends and distributions of approximately $46.4 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before March 31, 2027 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $84.1 million for the three months ended March 31, 2026 and $50.3 million for the three months ended March 31, 2025. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash used in investing activities was $9.0 million for the three months ended March 31, 2026 and $20.9 million for the three months ended March 31, 2025. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of capital improvements and additions to our properties.
•During the three months ended March 31, 2026, we invested $11.9 million in improvements to our hotel properties and received $3.2 million in property insurance proceeds.
•During the three months ended March 31, 2025, we invested $20.7 million in improvements to our hotel properties.
Financing Activities. Our net cash used in financing activities was $66.7 million for the three months ended March 31, 2026 and $28.9 million for the three months ended March 31, 2025. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the three months ended March 31, 2026, we borrowed $360.0 million and repaid $400.8 million of debt, repurchased $5.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $6.6 million in deferred financing costs and paid $12.7 million in preferred and common distributions.

•During the three months ended March 31, 2025, we repaid $0.5 million of debt, repurchased $14.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards and paid $13.0 million in preferred and common distributions.
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
For the three months ended March 31, 2026, we invested $11.9 million in capital investments to reposition and/or improve our properties, including the capital maintenance projects and renovations of Chaminade Resort & Spa.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $65.0 million to $75.0 million in capital investments in 2026, which includes normal hotel capital refurbishments and repositioning projects at Paradise Point Resort & Spa and Chaminade Resort & Spa.
Common Share Repurchase Program and Preferred Share Repurchase Program
Common Share Repurchase Program
On October 21, 2025, our Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. Common shares repurchased by us cease to be outstanding and become authorized but unissued common shares.
During the three months ended March 31, 2026, we repurchased 405,821 common shares for an aggregate purchase price of $4.9 million, or an average of approximately $12.12 per share. As of March 31, 2026, $145.1 million of common shares remained available for repurchase under this program.
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
During the three months ended March 31, 2026, no preferred shares were repurchased. As of March 31, 2026, $74.1 million of preferred shares remained available for repurchase under this program.
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
As of March 31, 2026, we have interest rate swap agreements with an aggregate notional amount of $865.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of March 31, 2026, $36.9 million of our aggregate indebtedness (1.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities and a mortgage loan that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1%, our annual interest expense will increase or decrease by an immaterial amount.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2026 - January 31, 2026	83,631	$11.32	—	$—
February 1, 2026 - February 28, 2026	2,862	$12.32	—	$—
March 1, 2026 - March 31, 2026	405,821	$12.12	405,821	$—
Total	492,314	$11.98	405,821	$145.1
______________________
(1)     On October 21, 2025, our Board of Trustees authorized a common share repurchase program of up to $150.0 million of common shares.Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2026, $145.1 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$—
February 1, 2026 - February 28, 2026	—	$—	—	$—
March 1, 2026 - March 31, 2026	—	$—	—	$—
Total	—	$—	—	$74.1
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of March 31, 2026, $74.1 million of preferred shares remained available for repurchase under this program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended March 31, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

3.5	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel., L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.2	Second Supplemental Indenture, dated September 18, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.3	Form of 1.625% Convertible Senior Notes Due 2030 (attached as Exhibit A to the Second Supplemental Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.4	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.5	Form of 6.375% Senior Notes due 2029 (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
10.1	Fourth Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 11, 2026, among Pebblebrook Hotel, L.P., as the borrower, Pebblebrook Hotel Trust, as the parent REIT and a guarantor, certain subsidiaries of the borrower, as guarantors, Bank of America, N.A., as administrative agent and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on February 13, 2026 (File No. 001‑34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

†	Filed herewith.
††	Furnished herewith.
'(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	April 28, 2026	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board