Form 10-Q
period 2026-06-30
Pebblebrook Hotel Trust
filed 2026-07-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2026
Common shares of beneficial interest ($0.01 par value per share)	112,842,716

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment in hotel properties, net	$4,891,792	$5,023,457
Cash and cash equivalents	261,010	184,185
Restricted cash	9,400	12,018
Hotel receivables (net of allowance for doubtful accounts of $246 and $241, respectively)	44,286	34,184
Prepaid expenses and other assets	75,138	94,330
Total assets	$5,281,626	$5,348,174
LIABILITIES AND EQUITY
Debt, net	$2,080,700	$2,124,092
Accounts payable, accrued expenses and other liabilities	221,655	199,631
Lease liabilities - operating leases	335,883	333,068
Deferred revenues	105,901	104,900
Accrued interest	12,978	12,106
Distribution payable	11,107	11,639
Total liabilities	2,768,224	2,785,436
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $639,548 and $676,724 at June 30, 2026 and December 31, 2025, respectively), 100,000,000 shares authorized; 25,581,924 and 27,068,962 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	256	271
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 112,451,844 and 113,188,134 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,125	1,132
Additional paid-in capital	3,925,438	3,969,875
Accumulated other comprehensive income (loss)	6,098	605
Distributions and retained deficit	(1,514,549)	(1,503,262)
Total shareholders' equity	2,418,368	2,468,621
Non-controlling interests	95,034	94,117
Total equity	2,513,402	2,562,738
Total liabilities and equity	$5,281,626	$5,348,174

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Room	$259,713	$257,600	$474,238	$454,610
Food and beverage	102,574	105,994	193,717	192,304
Other operating	44,855	43,943	84,843	80,889
Total revenues	407,142	407,537	752,798	727,803
Expenses:
Hotel operating expenses:
Room	64,836	67,732	124,351	126,255
Food and beverage	72,386	72,658	137,845	137,226
Other direct and indirect	115,315	113,396	222,429	217,519
Total hotel operating expenses	252,537	253,786	484,625	481,000
Depreciation and amortization	52,099	57,645	104,078	115,188
Real estate taxes, personal property taxes, property insurance and ground rent	32,248	33,978	65,039	67,251
General and administrative	11,898	12,504	23,939	25,730
Impairment	1,112	—	8,800	—
Business interruption insurance income	—	(3,242)	—	(7,545)
Other operating expenses	7	478	1,025	1,028
Total operating expenses	349,901	355,149	687,506	682,652
Operating income (loss)	57,241	52,388	65,292	45,151
Interest expense	(26,056)	(27,282)	(52,370)	(54,415)
Other, net	1,444	1,991	1,254	1,019
Income (loss) before income taxes	32,629	27,097	14,176	(8,245)
Income tax (expense) benefit	(7,716)	(7,812)	(7,699)	(4,650)
Net income (loss)	24,913	19,285	6,477	(12,895)
Net income (loss) attributable to non-controlling interests	1,334	1,229	2,172	1,996
Net income (loss) attributable to the Company	23,579	18,056	4,305	(14,891)
Distributions to preferred shareholders	(9,919)	(10,632)	(20,346)	(21,263)
Repurchase of preferred shares	6,999	—	6,999	—
Net income (loss) attributable to common shareholders	$20,659	$7,424	$(9,042)	$(36,154)

Net income (loss) per share available to common shareholders, basic	$0.18	$0.06	$(0.08)	$(0.30)
Net income (loss) per share available to common shareholders, diluted	$0.17	$0.06	$(0.08)	$(0.30)
Weighted-average number of common shares, basic	112,741,241	118,172,417	113,034,743	118,685,483
Weighted-average number of common shares, diluted	127,105,098	118,383,446	113,034,743	118,685,483

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income (loss)	$24,913	$19,285	$6,477	$(12,895)
Other comprehensive income (loss):
Change in fair value of derivative instruments	2,100	(122)	4,040	(1,962)
Amounts reclassified from other comprehensive income	764	(3,939)	1,529	(7,739)
Comprehensive income (loss)	27,777	15,224	12,046	(22,596)
Comprehensive income (loss) attributable to non-controlling interests	1,368	1,190	2,248	2,011
Comprehensive income (loss) attributable to the Company	$26,409	$14,034	$9,798	$(24,607)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2026
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	27,068,962	$271	112,985,227	$1,130	$3,966,623	$3,268	$(1,534,069)	$2,437,223	$94,304	$2,531,527
Repurchase of preferred shares	(1,487,038)	(15)	—	—	(35,315)	—	6,999	(28,331)	—	(28,331)
Issuance of common shares for Board of Trustees compensation	—	—	5,248	—	77	—	—	77	—	77
Repurchase of common shares	—	—	(538,631)	(5)	(7,955)	—	—	(7,960)	—	(7,960)
Share-based compensation	—	—	—	—	2,008	—	—	2,008	555	2,563
Distributions on common shares/units	—	—	—	—	—	—	(1,139)	(1,139)	(29)	(1,168)
Distributions on preferred shares/units	—	—	—	—	—	—	(9,919)	(9,919)	(1,164)	(11,083)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	2,066	—	2,066	34	2,100
Amounts reclassified from other comprehensive income	—	—	—	—	—	764	—	764	—	764
Net income (loss)	—	—	—	—	—	—	23,579	23,579	1,334	24,913
Balance at June 30, 2026	25,581,924	$256	112,451,844	$1,125	$3,925,438	$6,098	$(1,514,549)	$2,418,368	$95,034	$2,513,402

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended June 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	27,600,000	$276	118,278,405	$1,183	$4,060,426	$10,892	$(1,437,622)	$2,635,155	$91,261	$2,726,416
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Repurchase of common shares	—	—	(111,599)	(1)	(999)	—	—	(1,000)	—	(1,000)
Share-based compensation	—	—	—	—	2,284	—	—	2,284	1,238	3,522
Distributions on common shares/units	—	—	—	—	—	—	(1,196)	(1,196)	(28)	(1,224)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,632)	(10,632)	(1,164)	(11,796)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	(83)	—	(83)	(39)	(122)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(3,939)	—	(3,939)	—	(3,939)
Net income (loss)	—	—	—	—	—	—	18,056	18,056	1,229	19,285
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2026
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	27,068,962	$271	113,188,134	$1,132	$3,969,875	$605	$(1,503,262)	$2,468,621	$94,117	$2,562,738
Repurchase of preferred shares	(1,487,038)	(15)	—	—	(35,315)	—	6,999	(28,331)	—	(28,331)
Issuance of common shares for Board of Trustees compensation	—	—	77,206	1	901	—	—	902	—	902
Repurchase of common shares	—	—	(1,030,945)	(10)	(13,850)	—	—	(13,860)	—	(13,860)
Share-based compensation	—	—	217,449	2	3,827	—	—	3,829	1,040	4,869
Distributions on common shares/units	—	—	—	—	—	—	(2,245)	(2,245)	(43)	(2,288)
Distributions on preferred shares/units	—	—	—	—	—	—	(20,346)	(20,346)	(2,328)	(22,674)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	3,964	—	3,964	76	4,040
Amounts reclassified from other comprehensive income	—	—	—	—	—	1,529	—	1,529	—	1,529
Net income (loss)	—	—	—	—	—	—	4,305	4,305	2,172	6,477
Balance at June 30, 2026	25,581,924	$256	112,451,844	$1,125	$3,925,438	$6,098	$(1,514,549)	$2,418,368	$95,034	$2,513,402

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the six months ended June 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(1,394,220)	(14)	(15,598)	—	—	(15,612)	—	(15,612)
Share-based compensation	—	—	221,181	2	4,336	—	—	4,338	2,404	6,742
Distributions on common shares/units	—	—	—	—	—	—	(2,380)	(2,380)	(40)	(2,420)
Distributions on preferred shares/units	—	—	—	—	—	—	(21,263)	(21,263)	(2,328)	(23,591)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,941)	—	(1,977)	15	(1,962)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(7,739)	—	(7,739)	—	(7,739)
Net income (loss)	—	—	—	—	—	—	(14,891)	(14,891)	1,996	(12,895)
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the six months ended June 30,
	2026	2025
Operating activities:
Net income (loss)	$6,477	$(12,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	104,078	115,188
Provision (benefit) for deferred income taxes	5,224	3,334
Share-based compensation	4,869	6,742
Amortization of deferred financing costs, non-cash interest and other amortization	7,803	5,889
Impairment	8,800	—
Non-cash ground rent	4,690	4,881
Other adjustments	(1,373)	(230)
Changes in assets and liabilities:
Hotel receivables	(10,155)	(10,438)
Prepaid expenses and other assets	13,118	10,552
Accounts payable and accrued expenses	23,206	9,242
Deferred revenues	3,633	8,618
Net cash provided by (used in) operating activities	170,370	140,883
Investing activities:
Improvements and additions to hotel properties	(24,426)	(49,508)
Proceeds from sales of hotel properties	16,108	—
Property insurance proceeds	3,175	2,386
Other investing activities	(233)	(382)
Net cash provided by (used in) investing activities	(5,376)	(47,504)
Financing activities:
Payment of deferred financing costs	(6,649)	(78)
Proceeds from debt	360,000	—
Repayments of debt	(401,339)	(1,098)
Repurchases of common shares	(13,860)	(15,612)
Repurchases of preferred shares	(2,466)	—
Distributions — common shares/units	(2,295)	(2,412)
Distributions — preferred shares/units	(23,183)	(23,591)
Other financing activities	(995)	(1,041)
Net cash provided by (used in) financing activities	(90,787)	(43,832)
Net change in cash and cash equivalents and restricted cash	74,207	49,547
Cash and cash equivalents and restricted cash, beginning of year	196,203	217,591
Cash and cash equivalents and restricted cash, end of period	$270,410	$267,138

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
As of June 30, 2026, the Company owned interests in 43 hotels with a total of 10,937 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company's assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of June 30, 2026, the Company owned 98.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company's financial statements.
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
The Company did not acquire any hotel properties during the six months ended June 30, 2026 or 2025.
Dispositions
The following table summarizes disposition transactions during 2026 and 2025 (in thousands):

Hotel Property Name	Location	Sale Date	Sales Price
Chamberlain West Hollywood Hotel	Los Angeles, CA	May 27, 2026	$43,500
2026 Total			$43,500

Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025	$44,250
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025	72,000
2025 Total			$116,250
The Company received $26.1 million of the sales price of the Chamberlain West Hollywood Hotel in the form of 1,347,614 preferred shares and received $4.0 million of the sales price of the Montrose at Beverly Hills in the form of 208,447 preferred shares.
For the three and six months ended June 30, 2026, the accompanying consolidated statements of operations and comprehensive income included operating income of $0.4 million and $0.8 million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.

For the three and six months ended June 30, 2025, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $3.4 million and $(2.3) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore, did not qualify as discontinued operations.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land	$740,046	$754,384
Buildings and improvements	4,966,919	4,995,530
Furniture, fixtures and equipment	525,274	526,414
Finance lease asset	91,181	91,181
Construction in progress	3,644	1,203
	$6,327,064	$6,368,712
Right-of-use asset, operating leases	351,976	353,873
Investment in hotel properties	$6,679,040	$6,722,585
Less: Accumulated depreciation	(1,787,248)	(1,699,128)
Investment in hotel properties, net	$4,891,792	$5,023,457
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
During the six months ended June 30, 2026, the Company recognized an impairment loss of $8.8 million for one hotel as a result of its fair value being lower than its carrying value. The impairment loss was determined using Level 2 inputs under authoritative guidance for fair value measurements using purchase and sale agreements and information from marketing efforts for this property. During the six months ended June 30, 2025, no impairment losses were incurred.
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
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of June 30, 2026, the Company's lease liabilities consisted of operating lease liabilities of $335.9 million and finance lease liabilities of $44.9 million. As of December 31, 2025, the Company's lease liabilities consisted of operating lease liabilities of $333.1 million and finance lease liabilities of $44.6 million. The finance lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

Note 5. Debt
The Company's debt consisted of the following as of June 30, 2026 and December 31, 2025 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at June 30, 2026		Maturity Date	June 30, 2026	December 31, 2025
Unsecured revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—
Unsecured term loans
Term Loan 2027	—	(3)	October 2027	—	360,000
Term Loan 2028	5.15%	(1)	January 2028	356,652	356,652
Term Loan 2029	4.91%	(1)	January 2029	185,217	185,217
Term Loan 2031	5.23%	(1)(3)	February 2031	360,000	—
Unsecured term loans principal				$901,869	$901,869
Convertible senior notes
Convertible Notes 2026	1.75%		December 2026	350,000	350,000
Convertible Notes 2030	1.63%		January 2030	400,000	400,000
Convertible senior notes principal				$750,000	$750,000
Unsecured senior notes principal	6.38%		October 2029	$400,000	$400,000
Mortgage loans
Margaritaville Hollywood Beach Resort	—	(4)	September 2026	—	40,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	52,056	53,395
Mortgage loans principal				$52,056	$93,395
Total debt principal				$2,103,925	$2,145,264
Unamortized debt premium and deferred financing costs, net				(23,225)	(21,172)
Debt, net				$2,080,700	$2,124,092
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at June 30, 2026 gives effect to interest rate hedges.
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
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2028 and provides the Company the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company's leverage ratio. As of June 30, 2026, the Company had no outstanding borrowings, $8.8 million of outstanding letters of credit and a borrowing capacity of $641.2 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $8.8 million and $7.9 million were outstanding as of June 30, 2026 and December 31, 2025, respectively.
As of June 30, 2026, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of June 30, 2026, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of June 30, 2026, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of June 30, 2026, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.

Convertible Senior Notes due 2026
The Company has $350.0 million aggregate principal amount of 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes 2026") outstanding. The Convertible Notes 2026 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year. As of June 30, 2026 and December 31, 2025, the Convertible Notes 2026 had $0.2 million and $0.4 million, respectively, of unamortized issuance costs outstanding.
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
Convertible Senior Notes due 2030
The Company has $400.0 million aggregate principal amount of 1.625% Convertible Senior Notes 2030 due January 2030 (the "Convertible Notes 2030") outstanding. The Convertible Notes 2030 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.625% per annum, payable semi-annually in arrears on January 15th and July 15th of each year. As of June 30, 2026 and December 31, 2025, the Convertible Notes 2030 had $8.6 million and $9.8 million, respectively, of unamortized issuance costs outstanding.
Prior to July 15, 2029, the Convertible Notes 2030 are convertible upon certain circumstances. On and after July 15, 2029, holders may convert any of their Convertible Notes 2030 into the Company's common shares at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 62.9129 common shares per $1,000 principal amount of Convertible Notes 2030, which represents an initial conversion price of approximately $15.89 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2030, the Company will settle the conversion by paying cash up to the aggregate principal amount of the Convertible Notes 2030 to be converted and cash, common shares or a combination of cash and common shares, at the Company's election, with respect to the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. As of June 30, 2026, the Convertible Notes 2030 were not convertible.
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
Unsecured Senior Notes
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029 (the "Senior Notes 2029"). The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of June 30, 2026, the Company was in compliance with all such covenants.

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
The Company's mortgage loan associated with Estancia is non-recourse to the Company except for customary carve-outs to the general non-recourse liability. The loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions are triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of the lender. The property is not in a cash trap, and no event of default has occurred under the loan documents.
Interest Expense
The components of the Company's interest expense consisted of the following for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Unsecured revolving credit facilities	$558	$502	$1,085	$999
Unsecured term loans	11,701	10,956	22,664	21,927
Convertible senior notes	3,157	3,282	6,313	6,563
Unsecured senior notes	6,375	6,405	12,750	12,597
Mortgage loans	672	3,191	1,664	6,354
Amortization of debt (premium), deferred financing fees and loss on debt extinguishment	2,590	1,911	5,761	3,821
Other	1,003	1,035	2,133	2,154
Total interest expense	$26,056	$27,282	$52,370	$54,415
Fair Value
The Company estimates the fair value of its fixed rate mortgage loan and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company's fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of June 30, 2026 and December 31, 2025 was $1.4 billion and $1.2 billion, respectively. The fair value of the Company's variable rate debt approximates its carrying value.
Future Minimum Principal Payments
As of June 30, 2026, the future minimum principal payments for the Company's debt are as follows (in thousands):

2026	$351,163
2027	2,439
2028	405,106
2029	585,217
2030	400,000
Thereafter	360,000
Total debt principal payments	$2,103,925
Unamortized debt premium and deferred financing costs, net	(23,225)
Debt, net	$2,080,700

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
The Company's interest rate swaps at June 30, 2026 and December 31, 2025 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	June 30, 2026	December 31, 2025
Swap-cash flow	3.02% - 3.03%	October 2026	$200,000	$200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.34%	November 2027	200,000	200,000
Swap-cash flow	3.28% - 3.29%	March 2028	200,000	—
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	100,000
Total			$865,000	$665,000
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
As of June 30, 2026 and December 31, 2025, the Company's interest rate swap assets had an aggregate fair value of $6.2 million and $0.7 million, respectively. As of June 30, 2026 and December 31, 2025, the Company's interest rate swap liabilities had an aggregate fair value of zero and $0.9 million, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects to reclassify approximately $4.2 million from accumulated other comprehensive income (loss) to interest expense within the next 12 months.
Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
San Diego, CA	$91,311	$86,700	$174,633	$161,911
Southern Florida/Georgia	76,232	70,951	165,777	156,406
Boston, MA	81,882	80,956	127,218	127,729
San Francisco, CA	40,976	37,309	88,457	71,050
Los Angeles, CA	44,483	44,630	86,785	78,927
Portland, OR	21,673	21,581	35,222	34,378
Washington, D.C.	18,688	20,425	31,034	35,425
Other(1)	31,897	44,985	43,672	61,977
Total Revenues	$407,142	$407,537	$752,798	$727,803
______________________
(1)     Other includes Chicago, IL, Newport, RI and Santa Cruz, CA.
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
Common Share Repurchase Program
On October 21, 2025, the Company's Board of Trustees authorized a share repurchase program of up to $150.0 million of common shares. Under this program, the Company may repurchase common shares from time to time in transactions on the open market or by private agreement. The Company may suspend or discontinue this program at any time. Common shares repurchased by the Company cease to be outstanding and become authorized but unissued common shares.
During the six months ended June 30, 2026, the Company repurchased 944,452 common shares for an aggregate purchase price of $12.9 million, or an average of approximately $13.63 per share. As of June 30, 2026, $137.1 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the six months ended June 30, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2026	March 31, 2026	April 15, 2026
$0.01	June 30, 2026	June 30, 2026	July 15, 2026
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").
The following preferred shares were outstanding as of June 30, 2026 and December 31, 2025:

Security Type	June 30, 2026	December 31, 2025
6.375% Series E	4,032,809	4,265,374
6.30% Series F	5,707,904	5,890,475
6.375% Series G	8,452,564	9,085,949
5.70% Series H	7,388,647	7,827,164
	25,581,924	27,068,962
The Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares (collectively, the "Preferred Shares") rank senior to the common shares and on parity with each other with respect to payment of distributions. The Preferred Shares do not have any maturity date and are not subject to mandatory redemption. The Company may redeem the Preferred Shares at any time. The Company may, at its option, redeem the Preferred Shares, in each case in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions through the date of redemption. Upon the occurrence of a change of control, as defined in the Company's declaration of trust, the result of which the common shares and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE American or Nasdaq, or any successor exchanges, the Company may, at its option, redeem the Preferred Shares in whole or in part within 120 days following the change of control by paying $25.00 per share, plus any accrued and unpaid distributions through the date of redemption. If the Company does not exercise its right to redeem the Preferred Shares upon a change of control, the holders of the Preferred Shares have the right to convert some or all of their shares into a number of common shares based on defined formulas subject to share caps. The share cap on each Series E Preferred Share is 1.9372 common shares, on each Series F Preferred Share is 2.0649 common shares, on each Series G Preferred Share is 2.1231 common shares, and on each Series H Preferred Share is 2.2311 common shares.
Preferred Share Repurchase Programs
On February 17, 2023, the Company's Board of Trustees authorized a share repurchase program of up to $100.0 million of the Preferred Shares (the "2023 Preferred Share Repurchase Program"). Under the terms of the program, the Company may repurchase up to an aggregate of $100.0 million of its 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.

During the six months ended June 30, 2026, the Company repurchased and retired 1,487,038 Preferred Shares for an aggregate purchase price of $28.6 million, or an average of approximately $19.22 per share. This includes 1,347,614 Preferred Shares received as partial consideration for the sale of Chamberlain West Hollywood Hotel and 139,424 Preferred Shares repurchased in the market. As of June 30, 2026, $45.6 million remained available for repurchase of Preferred Shares under this program.
On July 24, 2026, the Company's Board of Trustees authorized a new share repurchase program of up to $50.0 million of Preferred Shares (the "2026 Preferred Share Repurchase Program"), which will commence upon the completion of the 2023 Preferred Share Repurchase Program. Under the 2026 Preferred Share Repurchase Program, the Company may repurchase up to an aggregate of $50.0 million of its 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The programs do not require the Company to repurchase any specific number of Preferred Shares. The programs do not have an expiration date and may be suspended, modified or discontinued at any time.
Preferred Dividends
The Company declared the following dividends on preferred shares for the six months ended June 30, 2026:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
6.375% Series E	$0.40	June 30, 2026	June 30, 2026	July 15, 2026
6.30% Series F	$0.39	March 31, 2026	March 31, 2026	April 15, 2026
6.30% Series F	$0.39	June 30, 2026	June 30, 2026	July 15, 2026
6.375% Series G	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
6.375% Series G	$0.40	June 30, 2026	June 30, 2026	July 15, 2026
5.70% Series H	$0.36	March 31, 2026	March 31, 2026	April 15, 2026
5.70% Series H	$0.36	June 30, 2026	June 30, 2026	July 15, 2026
Non-controlling Interest of Common Units in Operating Partnership
Holders of Operating Partnership common units ("OP units") have certain redemption rights that enable OP unit holders to cause the Operating Partnership to redeem their units in exchange for, at the Company's option, cash per unit equal to the market price of common shares at the time of redemption or common shares on a one-for-one basis. The number of shares issuable upon exercise of the redemption rights will be adjusted upon the occurrence of share splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the Operating Partnership's limited partners or the Company's shareholders.
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units.
As of June 30, 2026 and December 31, 2025, the Operating Partnership had 16,291 OP units held by third parties, excluding LTIP units.
As of June 30, 2026, the Operating Partnership had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 7, 2025, the Board of Trustees granted time-vesting restricted awards of 159,594 LTIP Class B units to executive officers.
On February 5, 2026, the Board of Trustees granted time-vesting restricted awards of 183,587 LTIP Class B units to executive officers.
As of June 30, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.

Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share. Holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company's election, cash, common shares having an equivalent value or a like number of Preferred Shares of a series selected by the redeeming holder.
As of June 30, 2026 and December 31, 2025, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.
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
As of June 30, 2026, there were 3,463,261 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to officers, employees and new members of the Board of Trustees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity for the six months ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	399,625	$15.28
Granted	206,644	$11.92
Vested	(215,397)	$16.47
Unvested at June 30, 2026	390,872	$12.85
For the three and six months ended June 30, 2026, the Company recognized approximately $0.5 million and $1.1 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and six months ended June 30, 2026, the Company recognized approximately $1.4 million and $2.7 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and six months ended June 30, 2025, the Company recognized approximately $1.5 million and $2.8 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of June 30, 2026, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.

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
As of June 30, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.
For the three and six months ended June 30, 2026, the Company recognized approximately $0.5 million and $1.0 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company's accompanying consolidated balance sheets.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$20,659	$7,424	$(9,042)	$(36,154)
Less: Dividends paid on unvested share-based compensation	(8)	(8)	(15)	(17)
Less: Undistributed earnings attributable to share-based compensation	(125)	(45)	—	—
Net income (loss) available to common shareholders — basic	$20,526	$7,371	$(9,057)	$(36,171)
Plus: Interest expense on convertible notes	1,531	—	—	—
Net income (loss) available to common shareholders — diluted	$22,057	$7,371	$(9,057)	$(36,171)
Denominator:
Weighted-average number of common shares — basic	112,741,241	118,172,417	113,034,743	118,685,483
Effect of dilutive share-based compensation	624,642	211,029	—	—
Effect of dilutive convertible notes	13,739,215	—	—	—
Weighted-average number of common shares — diluted	127,105,098	118,383,446	113,034,743	118,685,483
Net income (loss) per share available to common shareholders — basic	$0.18	$0.06	$(0.08)	$(0.30)
Net income (loss) per share available to common shareholders — diluted	$0.17	$0.06	$(0.08)	$(0.30)
For the three and six months ended June 30, 2026, zero and 1,453,904, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and six months ended June 30, 2025, 998,501 and 1,390,978, respectively, of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three and six months ended June 30, 2026, zero and 13,739,215, respectively, of common shares underlying the Convertible Notes 2026 have been excluded from diluted shares as their effect would have been anti-dilutive. For the three and six months ended June 30, 2025, 29,441,175 of common shares underlying the Convertible Notes 2026 have been excluded from diluted shares as their effect would have been anti-dilutive.

The LTIP and OP units held by the non-controlling interest holders have been excluded from the denominator of the diluted earnings per share as there would be no effect on the amounts since the limited partners' share of income (loss) would also be added or subtracted to derive net income (loss) available to common shareholders. The 3,104,400 Series Z Preferred Units have been excluded from diluted shares as their effect would have been anti-dilutive for all periods presented.
Note 11. Commitments and Contingencies
Hotel Management Agreements
The Company's hotel properties are operated pursuant to management agreements with various management companies. The remaining terms of these management agreements are up to eight years, not including renewals, and up to 26 years, including renewals. The majority of the Company's management agreements are terminable at will by the Company upon paying a termination fee and some are terminable by the Company upon sale of the property, with, in some cases, the payment of termination fees. Most of the agreements also provide the Company the ability to terminate based on failure to achieve defined operating performance thresholds. Termination fees range from zero to up to two times the annual base management and incentive management fees, depending on the agreement and the reason for termination. Certain of the Company's management agreements are non-terminable except upon the manager's breach of a material representation or the manager's failure to meet performance thresholds as defined in the management agreement.
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
For the three and six months ended June 30, 2026, combined base and incentive management fees were $11.1 million and $19.5 million, respectively. For the three and six months ended June 30, 2025, combined base and incentive management fees were $11.2 million and $18.8 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company's agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment.
Restricted Cash
At June 30, 2026 and December 31, 2025, the Company had $9.4 million and $12.0 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Long-Term Property Operating and Finance Leases
At June 30, 2026, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Fixed ground rent	$5,200	$4,825	$10,356	$9,635
Variable ground rent	5,740	5,128	10,543	9,314
Total ground rent	$10,940	$9,953	$20,899	$18,949
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the six months ended June 30,
	2026	2025

Interest paid, net of capitalized interest	$45,228	$51,068
Income taxes paid (refunded)	$2,441	$779

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,203	$1,255
Distributions payable on preferred shares/units	$9,904	$10,601
Issuance of common shares for Board of Trustees compensation	$902	$745
Accrued additions and improvements to hotel properties	$847	$455
Write-off of fully amortized deferred financing costs	$2,313	$—
Write-down of investment	$1,639	$2,662
Preferred shares received in connection with hotel sale	$25,865	$—
Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to net income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Total revenues	$407,142	$407,537	$752,798	$727,803
Less: Corporate and other revenues	220	209	480	587
Hotel revenues	406,922	407,328	752,318	727,216
Significant hotel expenses:
Room expenses	64,836	67,732	124,351	126,255
Food and beverage expenses	72,386	72,658	137,845	137,226
Hotel general and administrative	31,123	31,579	60,235	60,690
Hotel sales and marketing	25,219	25,083	48,030	48,038
Hotel operations and maintenance	31,304	30,963	62,381	61,895
Hotel management fee	11,060	11,636	19,478	19,585
Hotel real estate taxes, personal property taxes, property insurance and ground rent	32,712	34,063	65,990	67,110
Other segment items (1)	14,460	12,635	27,987	24,611
Hotel EBITDA	123,822	120,979	206,021	181,806
Depreciation and amortization	(52,099)	(57,645)	(104,078)	(115,188)
Interest expense	(26,056)	(27,282)	(52,370)	(54,415)
Impairment	(1,112)	—	(8,800)	—
Business interruption insurance income	—	3,242	—	7,545
Income tax (expense) benefit	(7,716)	(7,812)	(7,699)	(4,650)
Corporate and other (2)	(11,926)	(12,197)	(26,597)	(27,993)
Net income (loss)	$24,913	$19,285	$6,477	$(12,895)
______________________
(1)    Other segment items include expenses incurred for parking, spa, franchise fees and other hotel operating expenses.
(2)    Corporate and other includes corporate general and administrative and other operating income and expenses.

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

Overview
Second quarter operating results built on the strength we saw in the first quarter. Both business and leisure demand continued to grow. Our resort properties led the portfolio growth, particularly LaPlaya Beach Resort & Club, Estancia La Jolla Hotel & Spa, Paradise Point Resort & Spa, and Newport Harbor Island Resort. San Francisco's recovery continued to gain momentum, with a significant increase in RevPAR as corporate and leisure demand broadened alongside an active citywide convention calendar. Chicago, Los Angeles, and Boston also benefited from healthy ADR increases. Pricing power strengthened across our portfolio and our continued focus on operating efficiencies initiatives have resulted in higher earnings growth. While the quarter was positive, we remain cautious towards the remainder of the year given an uncertain macroeconomic environment.
During the six months ended June 30, 2026, we had the following transactions and events:
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
•We repurchased 944,452 common shares for an aggregate purchase price of $12.9 million, or an average of approximately $13.63 per share, under our common share repurchase program.
•We repurchased 1,487,038 preferred shares for an aggregate purchase price of $28.6 million, or an average of approximately $19.22 per share, under our preferred share repurchase program.
•We sold the Chamberlain West Hollywood Hotel for $43.5 million.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Same-Property Occupancy	79.4%	78.1%	73.9%	70.6%
Same-Property ADR	$326.60	$311.80	$321.31	$309.44
Same-Property RevPAR	$259.41	$243.52	$237.61	$218.31
Same-Property Total RevPAR	$405.24	$386.93	$375.55	$350.49
For the three and six months ended June 30, 2026 and 2025, the above table of hotel operating statistics includes information from all hotels owned as of June 30, 2026 and includes Chamberlain West Hollywood Hotel for the first quarter only due to its sale in May 2026.

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
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$24,913	$19,285	$6,477	$(12,895)
Adjustments:
Real estate depreciation and amortization	52,043	57,584	103,966	115,071
Impairment	1,112	—	8,800	—
FFO	$78,068	$76,869	$119,243	$102,176
Distribution to preferred shareholders and unit holders	(11,083)	(11,796)	(22,674)	(23,591)
Repurchase of preferred shares	6,999	—	6,999	—
FFO available to common share and unit holders	$73,984	$65,073	$103,568	$78,585
Transaction costs	10	55	60	57
Non-cash ground rent on operating and finance leases	1,716	1,823	3,431	3,662
Management/franchise contract transition costs	50	—	130	5
Interest expense adjustment for acquired liabilities	190	237	509	561
Finance lease adjustment	768	758	1,533	1,513
Non-cash amortization of acquired intangibles	(49)	(465)	(101)	(937)
Early extinguishment of debt	—	—	627	—
Amortization of share-based compensation expense	2,563	3,522	4,869	6,741
Repurchase of preferred shares	(6,999)	—	(6,999)	—
Deferred tax provision (benefit)	5,241	6,439	5,224	3,334
Unrealized loss on investment	—	—	1,639	2,662
Adjusted FFO available to common share and unit holders	$77,474	$77,442	$114,490	$96,183

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
The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Net income (loss)	$24,913	$19,285	$6,477	$(12,895)
Adjustments:
Interest expense	26,056	27,282	52,370	54,415
Income tax expense (benefit)	7,716	7,812	7,699	4,650
Depreciation and amortization	52,099	57,645	104,078	115,188
EBITDA	$110,784	$112,024	$170,624	$161,358
Impairment	1,112	—	8,800	—
EBITDAre	$111,896	$112,024	$179,424	$161,358
Transaction costs	10	55	60	57
Non-cash ground rent on operating and finance leases	1,716	1,823	3,431	3,662
Management/franchise contract transition costs	50	—	130	5
Non-cash amortization of acquired intangibles	(49)	(465)	(101)	(937)
Amortization of share-based compensation expense	2,563	3,522	4,869	6,741
Unrealized loss on investment	—	—	1,639	2,662
Adjusted EBITDAre	$116,186	$116,959	$189,452	$173,548
Business interruption insurance income	—	(3,242)	—	(7,545)
Corporate general and administrative and other	7,636	7,262	16,569	15,803
Hotel EBITDA	$123,822	$120,979	$206,021	$181,806
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
Results of Operations
At June 30, 2026 and 2025, our consolidated financial statements included the operations of 43 and 46 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three and six months ended June 30, 2026 and 2025. The properties listed in the table below are hereinafter referred to as "non-comparable properties" and all other properties are referred to as "comparable properties".

Property	Location	Disposition Date
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025
Chamberlain West Hollywood Hotel	Los Angeles, CA	May 27, 2026

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025
Revenues — Total revenues decreased by $0.4 million primarily due to the loss of $19.7 million in revenues from the sales of the non-comparable properties, offset by an increase in revenues at many of the resort properties, including Paradise Point Resort & Spa, Estancia La Jolla Hotel & Spa, LaPlaya Beach Resort & Club and Newport Harbor Island Resort, as well as an increase in revenues at our Los Angeles and San Francisco properties due to their continued recovery.
Hotel operating expenses — Total hotel operating expenses decreased by $1.2 million primarily as a result of the sales of non-comparable properties, partially offset by an increase in costs at our comparable properties associated with higher revenues.
Depreciation and amortization — Depreciation and amortization expense decreased by $5.5 million primarily due to the sales of non-comparable properties and lower capital expenditures in 2025 and 2026.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $1.7 million primarily due to a decrease in real estate taxes at the non-comparable properties and reductions resulting from assessment appeals and a decrease in property insurance costs, partially offset by higher percentage ground rent resulting from higher revenues at properties subject to ground leases.
Impairment — We recognized an impairment loss of $1.1 million in 2026 related to one hotel. No impairment loss was recognized in the second quarter of 2025.
Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income in 2025 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton. There was no business interruption insurance income in 2026.
Interest expense — Interest expense decreased by $1.2 million primarily as a result of lower borrowings in 2026.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party OP unit holders and preferred OP unit holders.
Repurchase of preferred shares — Repurchase of preferred shares represents the preferred share issuance costs offset by the repurchase discount. In 2026, we repurchased 1,487,038 preferred shares under our preferred share repurchase program at a discount to the redemption value. The discount, net of the issuance costs associated with the preferred shares repurchased, is included in the determination of net income (loss) attributable to common shareholders.
Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025
Revenues — Total revenues increased by $25.0 million primarily due to an increase in revenues at our Los Angeles properties, which were negatively impacted in 2025 by the wildfires, and an increase in revenues at our San Francisco properties due to the continued recovery of business travel as well as the Super Bowl. In addition, many of the resort properties had increases in revenues, primarily Paradise Point Resort & Spa, Estancia La Jolla Hotel & Spa and LaPlaya Beach Resort & Club. These increases were partially offset by decreases in revenues from non-comparable properties, a decline in revenues at the Washington, D.C. properties resulting from the presidential inauguration occurring only in 2025 and a decrease in revenues at Revere Hotel Boston Common as a result of a room refreshment.
Hotel operating expenses — Total hotel operating expenses increased by $3.6 million primarily as a result of higher revenues as described above, which was offset by a decrease in hotel operating expenses associated with non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $11.1 million primarily due to the sales of the non-comparable properties and lower capital expenditures in 2025 and 2026.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $2.2 million primarily due to a decrease in real estate taxes at non-comparable properties, partially offset by higher percentage ground rent resulting from higher revenues at properties subject to ground leases.
General and administrative — General and administrative expenses decreased by $1.8 million primarily due to a decrease in non-cash compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $8.8 million in 2026 related to one hotel. No impairment loss was recognized in 2025.
Business interruption insurance income — We recognized business interruption insurance income in 2025 related to partial settlements with our insurance carriers for lost income at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton. There was no business interruption insurance income in 2026.
Interest expense — Interest expense decreased by $2.0 million primarily as a result of lower borrowings in 2026.

Income tax (expense) benefit — Income tax expense increased by $3.0 million primarily due to an increase in the taxable income of our TRS compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represents the allocation of income or loss of the Operating Partnership to third-party OP unit holders and preferred OP unit holders.
Repurchase of preferred shares — Repurchase of preferred shares represents the preferred share issuance costs offset by the repurchase discount. In 2026, we repurchased 1,487,038 preferred shares under our preferred share repurchase program at a discount to the redemption value. The discount, net of the issuance costs associated with the preferred shares repurchased, is included in the determination of net income (loss) attributable to common shareholders.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before June 30, 2027) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $911.6 million as of June 30, 2026, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of June 30, 2026, we had no off-balance sheet arrangements.
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
Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and a mortgage loan with varying maturities. Our total debt had an aggregate face value of $2.1 billion as of June 30, 2026, as summarized below:

June 30, 2026
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	901,869
Convertible senior notes	750,000
Unsecured senior notes	400,000
Mortgage loan	52,056
Total debt at face value	$2,103,925
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect that future principal and interest payments associated with our remaining debt obligations outstanding as of June 30, 2026 will be $2.4 billion through their maturity, with $352.2 million of principal and $85.4 million of interest payable on or before June 30, 2027. We intend to pay amounts due with available cash, borrowings under our revolving credit facility or proceeds from property sales or to refinance amounts due with long-term debt.

We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loan.
Our mortgage loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of June 30, 2026, the mortgage loan was not in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.9 billion as of June 30, 2026, with $24.8 million payable on or before June 30, 2027.
Purchase commitments
As of June 30, 2026, we had $3.4 million of outstanding purchase commitments, all of which will be paid on or before June 30, 2027. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments (below) for discussion on planned capital investments.
Preferred share dividends and Series Z distributions
We expect to pay aggregate annual dividends and distributions of approximately $44.1 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before June 30, 2027 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $170.4 million for the six months ended June 30, 2026 and $140.9 million for the six months ended June 30, 2025. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.
Investing Activities. Our net cash used in investing activities was $5.4 million for the six months ended June 30, 2026 and $47.5 million for the six months ended June 30, 2025. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of disposition activities, as well as capital improvements and additions to our properties.
•During the six months ended June 30, 2026, we invested $24.4 million in improvements to our hotel properties, received $16.1 million from the sale of Chamberlain West Hollywood Hotel and received $3.2 million in property insurance proceeds.
•During the six months ended June 30, 2025, we invested $49.5 million in improvements to our hotel properties and received $2.4 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $90.8 million for the six months ended June 30, 2026 and $43.8 million for the six months ended June 30, 2025. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the six months ended June 30, 2026, we borrowed $360.0 million and repaid $401.3 million of debt, repurchased $13.9 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, paid $6.6 million in deferred financing costs and paid $25.5 million in preferred and common distributions.
•During the six months ended June 30, 2025, we repaid $1.1 million of debt, repurchased $15.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards and paid $26.0 million in preferred and common distributions.

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
For the six months ended June 30, 2026, we invested $24.4 million in capital investments to reposition and/or improve our properties, including the capital maintenance projects and renovations of Chaminade Resort & Spa.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $65.0 million to $75.0 million in capital investments in 2026, which includes normal hotel capital refurbishments and repositioning projects at Paradise Point Resort & Spa and Chaminade Resort & Spa.
Common Share Repurchase Program and Preferred Share Repurchase Programs
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
During the six months ended June 30, 2026, we repurchased 944,452 common shares for an aggregate purchase price of $12.9 million, or an average of approximately $13.63 per share. As of June 30, 2026, $137.1 million of common shares remained available for repurchase under this program.
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
Preferred Share Repurchase Programs
On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of preferred shares (the "2023 Preferred Share Repurchase Program"). Under the terms of the program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
During the six months ended June 30, 2026, we repurchased and retired 1,487,038 preferred shares for an aggregate purchase price of $28.6 million, or an average of approximately $19.22 per share. This includes 1,347,614 preferred shares received as partial consideration for the sale of Chamberlain West Hollywood Hotel and 139,424 preferred shares repurchased in the market. As of June 30, 2026, $45.6 million remained available for repurchase of preferred shares under this program.
On July 24, 2026, our Board of Trustees authorized a new share repurchase program of up to $50.0 million of preferred shares (the "2026 Preferred Share Repurchase Program"), which will commence upon the completion of the 2023 Preferred Share Repurchase Program. Under the 2026 Preferred Share Repurchase Program, we may repurchase up to an aggregate of $50.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement.
The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will depend on a variety of factors, including legal requirements, price, liquidity and economic considerations, and market conditions. The programs do not require us to repurchase any specific number of preferred shares. The programs do not have an expiration date and may be suspended, modified or discontinued at any time.

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
As of June 30, 2026, we have interest rate swap agreements with an aggregate notional amount of $865.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As of June 30, 2026, $36.9 million of our aggregate indebtedness (1.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by an immaterial amount.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2026 - April 30, 2026	6,558	$12.66	6,558	$—
May 1, 2026 - May 31, 2026	423,084	$14.62	423,084	$—
June 1, 2026 - June 30, 2026	108,989	$15.52	108,989	$—
Total	538,631	$14.78	538,631	$137.1
______________________
(1)     On October 21, 2025, our Board of Trustees authorized a common share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2026, $137.1 million of common shares remained available for repurchase under this program.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$—
May 1, 2026 - May 31, 2026	1,347,614	$19.38	1,347,614	$—
June 1, 2026 - June 30, 2026	139,424	$17.69	139,424	$—
Total	1,487,038	$19.22	1,487,038	$45.6
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. As of June 30, 2026, $45.6 million of preferred shares remained available for repurchase under this program. The amount in this column does not include the approximate dollar value of preferred shares that may yet be purchased under the $50.0 million preferred share repurchase program that will commence upon the completion of the $100.0 million preferred share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1†	Declaration of Trust of Pebblebrook Hotel Trust, as amended and supplemented through June 1, 2026.
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

PEBBLEBROOK HOTEL TRUST

Date:	July 29, 2026	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board