Form 10-Q
period 2026-09-30
Pebblebrook Hotel Trust
filed 2026-10-29
CIK 1474098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☑  No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2026
Common shares of beneficial interest ($0.01 par value per share)	111,694,079

Pebblebrook Hotel Trust TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Pebblebrook Hotel Trust Consolidated Balance Sheets (in thousands, except share and per-share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment in hotel properties, net	$4,767,037	$5,023,457
Hotel held for sale	9,907	—
Cash and cash equivalents	287,510	184,185
Restricted cash	10,355	12,018
Hotel receivables (net of allowance for doubtful accounts of $303 and $241, respectively)	43,134	34,184
Prepaid expenses and other assets	85,569	94,330
Total assets	$5,203,512	$5,348,174
LIABILITIES AND EQUITY
Debt, net	$2,081,769	$2,124,092
Accounts payable, accrued expenses and other liabilities	228,197	199,631
Lease liabilities - operating leases	335,726	333,068
Deferred revenues	102,770	104,900
Accrued interest	19,325	12,106
Liabilities related to hotel held for sale	638	—
Distribution payable	10,977	11,639
Total liabilities	2,779,402	2,785,436
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred shares of beneficial interest, $.01 par value (liquidation preference $630,147 and $676,724 at September 30, 2026 and December 31, 2025, respectively), 100,000,000 shares authorized; 25,205,860 and 27,068,962 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	252	271
Common shares of beneficial interest, $.01 par value, 500,000,000 shares authorized; 111,300,549 and 113,188,134 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,113	1,132
Additional paid-in capital	3,897,785	3,969,875
Accumulated other comprehensive income (loss)	9,233	605
Distributions and retained deficit	(1,578,758)	(1,503,262)
Total shareholders' equity	2,329,625	2,468,621
Non-controlling interests	94,485	94,117
Total equity	2,424,110	2,562,738
Total liabilities and equity	$5,203,512	$5,348,174

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Room	$258,253	$254,613	$732,491	$709,223
Food and beverage	96,252	96,239	289,969	288,543
Other operating	48,240	47,871	133,083	128,760
Total revenues	402,745	398,723	1,155,543	1,126,526
Expenses:
Hotel operating expenses:
Room	68,344	70,434	192,695	196,689
Food and beverage	70,632	71,011	208,477	208,237
Other direct and indirect	117,743	117,607	340,172	335,126
Total hotel operating expenses	256,719	259,052	741,344	740,052
Depreciation and amortization	51,717	57,602	155,795	172,790
Real estate taxes, personal property taxes, property insurance and ground rent	32,181	35,404	97,220	102,655
General and administrative	11,712	12,062	35,651	37,792
Impairment	77,329	46,497	86,129	46,497
Business interruption insurance income and gain on insurance settlement	—	(3,874)	—	(11,419)
Other operating expenses	705	2,188	1,730	3,216
Total operating expenses	430,363	408,931	1,117,869	1,091,583
Operating income (loss)	(27,618)	(10,208)	37,674	34,943
Interest expense	(25,949)	(20,180)	(78,319)	(74,595)
Other, net	2,154	1,037	3,408	2,056
Income (loss) before income taxes	(51,413)	(29,351)	(37,237)	(37,596)
Income tax (expense) benefit	(3,173)	(3,002)	(10,872)	(7,652)
Net income (loss)	(54,586)	(32,353)	(48,109)	(45,248)
Net income (loss) attributable to non-controlling interests	387	714	2,559	2,710
Net income (loss) attributable to the Company	(54,973)	(33,067)	(50,668)	(47,958)
Distributions to preferred shareholders	(9,725)	(10,611)	(30,071)	(31,874)
Repurchase of preferred shares	1,617	312	8,616	312
Net income (loss) attributable to common shareholders	$(63,081)	$(43,366)	$(72,123)	$(79,520)

Net income (loss) per share available to common shareholders, basic and diluted	$(0.56)	$(0.37)	$(0.64)	$(0.67)
Weighted-average number of common shares, basic and diluted	112,170,743	117,555,628	112,743,575	118,304,722

Pebblebrook Hotel Trust Consolidated Statements of Operations and Comprehensive Income - Continued (in thousands, except share and per-share data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Comprehensive Income:
Net income (loss)	$(54,586)	$(32,353)	$(48,109)	$(45,248)
Other comprehensive income (loss):
Change in fair value of derivative instruments	2,333	647	6,373	(1,315)
Amounts reclassified from other comprehensive income	840	(4,084)	2,369	(11,823)
Comprehensive income (loss)	(51,413)	(35,790)	(39,367)	(58,386)
Comprehensive income (loss) attributable to non-controlling interests	425	682	2,673	2,693
Comprehensive income (loss) attributable to the Company	$(51,838)	$(36,472)	$(42,040)	$(61,079)

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Equity (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2026
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	25,581,924	$256	112,451,844	$1,125	$3,925,438	$6,098	$(1,514,549)	$2,418,368	$95,034	$2,513,402
Repurchase of preferred shares	(376,064)	(4)	—	—	(8,853)	—	1,617	(7,240)	—	(7,240)
Repurchase of common shares	—	—	(1,151,295)	(12)	(20,859)	—	—	(20,871)	—	(20,871)
Share-based compensation	—	—	—	—	2,008	—	—	2,008	555	2,563
Distributions on common shares/units	—	—	—	—	—	—	(1,128)	(1,128)	(14)	(1,142)
Distributions on preferred shares/units	—	—	—	—	—	—	(9,725)	(9,725)	(1,164)	(10,889)
Redemption of non-controlling interest OP units	—	—	—	—	51	—	—	51	(351)	(300)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	2,295	—	2,295	38	2,333
Amounts reclassified from other comprehensive income	—	—	—	—	—	840	—	840	—	840
Net income (loss)	—	—	—	—	—	—	(54,973)	(54,973)	387	(54,586)
Balance at September 30, 2026	25,205,860	$252	111,300,549	$1,113	$3,897,785	$9,233	$(1,578,758)	$2,329,625	$94,485	$2,424,110

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the three months ended September 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	27,600,000	$276	118,166,806	$1,182	$4,061,670	$6,870	$(1,431,394)	$2,638,604	$92,497	$2,731,101
Repurchase of preferred shares	(57,843)	(1)	—	—	(1,375)	—	312	(1,064)	—	(1,064)
Repurchase of common shares	—	—	(4,325,260)	(44)	(49,955)	—	—	(49,999)	—	(49,999)
Share-based compensation	—	—	—	—	2,285	—	—	2,285	1,236	3,521
Distributions on common shares/units	—	—	—	—	—	—	(1,153)	(1,153)	(12)	(1,165)
Distributions on preferred shares/units	—	—	—	—	—	—	(10,611)	(10,611)	(1,164)	(11,775)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(27,240)	—	—	(27,240)	—	(27,240)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	679	—	679	(32)	647
Amounts reclassified from other comprehensive income	—	—	—	—	—	(4,084)	—	(4,084)	—	(4,084)
Net income (loss)	—	—	—	—	—	—	(33,067)	(33,067)	714	(32,353)
Balance at September 30, 2025	27,542,157	$275	113,841,546	$1,138	$3,985,385	$3,465	$(1,475,913)	$2,514,350	$93,239	$2,607,589

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2026
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	27,068,962	$271	113,188,134	$1,132	$3,969,875	$605	$(1,503,262)	$2,468,621	$94,117	$2,562,738
Repurchase of preferred shares	(1,863,102)	(19)	—	—	(44,168)	—	8,616	(35,571)	—	(35,571)
Issuance of common shares for Board of Trustees compensation	—	—	77,206	1	901	—	—	902	—	902
Repurchase of common shares	—	—	(2,182,240)	(22)	(34,709)	—	—	(34,731)	—	(34,731)
Share-based compensation	—	—	217,449	2	5,835	—	—	5,837	1,595	7,432
Distributions on common shares/units	—	—	—	—	—	—	(3,373)	(3,373)	(57)	(3,430)
Distributions on preferred shares/units	—	—	—	—	—	—	(30,071)	(30,071)	(3,492)	(33,563)
Redemption of non-controlling interest OP units	—	—	—	—	51	—	—	51	(351)	(300)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	—	6,259	—	6,259	114	6,373
Amounts reclassified from other comprehensive income	—	—	—	—	—	2,369	—	2,369	—	2,369
Net income (loss)	—	—	—	—	—	—	(50,668)	(50,668)	2,559	(48,109)
Balance at September 30, 2026	25,205,860	$252	111,300,549	$1,113	$3,897,785	$9,233	$(1,578,758)	$2,329,625	$94,485	$2,424,110

Pebblebrook Hotel Trust Consolidated Statements of Equity - Continued (in thousands, except share data)
(Unaudited)

	For the nine months ended September 30, 2025
	Preferred Shares		Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Distributions and retained deficit	Total Shareholders' Equity	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	27,600,000	$276	119,285,394	$1,193	$4,072,265	$16,550	$(1,392,860)	$2,697,424	$90,450	$2,787,874
Repurchase of preferred shares	(57,843)	(1)	—	—	(1,375)	—	312	(1,064)	—	(1,064)
Issuance of shares, net of offering costs	—	—	—	—	(41)	—	—	(41)	—	(41)
Issuance of common shares for Board of Trustees compensation	—	—	54,451	1	744	—	—	745	—	745
Repurchase of common shares	—	—	(5,719,480)	(58)	(65,553)	—	—	(65,611)	—	(65,611)
Share-based compensation	—	—	221,181	2	6,621	—	—	6,623	3,640	10,263
Distributions on common shares/units	—	—	—	—	—	—	(3,533)	(3,533)	(52)	(3,585)
Distributions on preferred shares/units	—	—	—	—	—	—	(31,874)	(31,874)	(3,492)	(35,366)
Purchases of capped calls in connection with convertible senior notes	—	—	—	—	(27,240)	—	—	(27,240)	—	(27,240)
Other comprehensive income (loss):
Change in fair value of derivative instruments	—	—	—	—	(36)	(1,262)	—	(1,298)	(17)	(1,315)
Amounts reclassified from other comprehensive income	—	—	—	—	—	(11,823)	—	(11,823)	—	(11,823)
Net income (loss)	—	—	—	—	—	—	(47,958)	(47,958)	2,710	(45,248)
Balance at September 30, 2025	27,542,157	$275	113,841,546	$1,138	$3,985,385	$3,465	$(1,475,913)	$2,514,350	$93,239	$2,607,589

The accompanying notes are an integral part of these financial statements.

Pebblebrook Hotel Trust Consolidated Statements of Cash Flows (in thousands)
(Unaudited)

	For the nine months ended September 30,
	2026	2025
Operating activities:
Net income (loss)	$(48,109)	$(45,248)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	155,795	172,790
Provision (benefit) for deferred income taxes	8,056	5,740
Share-based compensation	7,432	10,263
Gain on insurance settlement	—	(1,820)
Amortization of deferred financing costs, non-cash interest and other amortization	11,338	8,988
Gain on extinguishment of debt	—	(7,385)
Impairment	86,129	46,497
Non-cash ground rent	7,035	7,283
Other adjustments	(2,495)	(331)
Changes in assets and liabilities:
Hotel receivables	(9,338)	(10,668)
Prepaid expenses and other assets	2,005	(6,810)
Accounts payable and accrued expenses	35,771	29,729
Deferred revenues	1,659	9,423
Net cash provided by (used in) operating activities	255,278	218,451
Investing activities:
Improvements and additions to hotel properties	(40,229)	(70,746)
Proceeds from sales of hotel properties	16,108	—
Property insurance proceeds	3,175	5,276
Other investing activities	(293)	(480)
Net cash provided by (used in) investing activities	(21,239)	(65,950)
Financing activities:
Payment of deferred financing costs	(6,958)	(10,279)
Proceeds from debt	360,000	400,000
Repayments of debt	(401,916)	(393,646)
Purchases of capped calls for convertible senior notes	—	(27,240)
Repurchases of common shares	(34,731)	(65,611)
Repurchases of preferred shares	(9,705)	(1,064)
Distributions — common shares/units	(3,437)	(3,610)
Distributions — preferred shares/units	(34,202)	(35,386)
Other financing activities	(1,428)	(1,141)
Net cash provided by (used in) financing activities	(132,377)	(137,977)
Net change in cash and cash equivalents and restricted cash	101,662	14,524
Cash and cash equivalents and restricted cash, beginning of year	196,203	217,591
Cash and cash equivalents and restricted cash, end of period	$297,865	$232,115

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
As of September 30, 2026, the Company owned interests in 43 hotels with a total of 10,937 guest rooms. The hotel properties are located in: Boston, Massachusetts; Chicago, Illinois; Hollywood, Florida; Jekyll Island, Georgia; Key West, Florida; Los Angeles, California (Beverly Hills, Santa Monica and West Hollywood); Naples, Florida; Newport, Rhode Island; Portland, Oregon; San Diego, California; San Francisco, California; Santa Cruz, California; Stevenson, Washington; and Washington, D.C.
Substantially all of the Company's assets are held by, and all of the Company's operations are conducted through, Pebblebrook Hotel, L.P. (the "Operating Partnership"). The Company is the sole general partner of the Operating Partnership. As of September 30, 2026, the Company owned 98.8% of the common limited partnership units issued by the Operating Partnership ("common units"). The remaining 1.2% of the common units are owned by the other limited partners of the Operating Partnership. For the Company to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), it cannot operate the hotels it owns. Therefore, the Operating Partnership and its subsidiaries lease the hotel properties to subsidiaries of Pebblebrook Hotel Lessee, Inc. (collectively with its subsidiaries, "PHL"), a taxable REIT subsidiary ("TRS"), which in turn engage third-party eligible independent contractors to manage the hotels. PHL is consolidated into the Company's financial statements.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and in conformity with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") applicable to interim financial information. As such, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements include all adjustments considered necessary for a fair presentation of the consolidated balance sheets, consolidated statements of operations and comprehensive income, consolidated statements of equity and consolidated statements of cash flows for the periods presented. Interim results are not necessarily indicative of full-year performance, as a result of the impact of seasonal and other short-term variations and the acquisitions and/or dispositions of hotel properties. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company did not acquire any hotel properties during the nine months ended September 30, 2026 or 2025.
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
For the three and nine months ended September 30, 2026, the accompanying consolidated statements of operations and comprehensive income included operating (loss) of $(0.4) million and $(0.6) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale.

For the three and nine months ended September 30, 2025, the accompanying consolidated statements of operations and comprehensive income included operating income (loss) of $2.7 million and $(0.6) million, respectively, excluding impairment loss and gain on sale of hotel properties related to the hotel properties sold or held for sale.
The sales of the hotel properties described above did not represent a strategic shift that had a major effect on the Company's operations and financial results, and therefore, did not qualify as discontinued operations.
Held for Sale
As of September 30, 2026, the Company had entered into an agreement to sell The Hotel Zags for a sales price of $10.0 million. This hotel was classified as held for sale and, as a result, the Company classified all of the assets and liabilities related to this hotel as assets and liabilities held for sale in the accompanying consolidated balance sheets and ceased depreciating its assets. On October 8, 2026, the Company completed the sale of The Hotel Zags.
Note 4. Investment in Hotel Properties
Investment in hotel properties as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land	$717,409	$754,384
Buildings and improvements	4,889,595	4,995,530
Furniture, fixtures and equipment	526,109	526,414
Finance lease asset	91,181	91,181
Construction in progress	3,703	1,203
	$6,227,997	$6,368,712
Right-of-use asset, operating leases	349,517	353,873
Investment in hotel properties	$6,577,514	$6,722,585
Less: Accumulated depreciation	(1,810,477)	(1,699,128)
Investment in hotel properties, net	$4,767,037	$5,023,457
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
During the nine months ended September 30, 2026, the Company recognized an impairment loss of $86.1 million related to four hotel properties. During the nine months ended September 30, 2025, the Company recognized an impairment loss of $46.5 million related to three hotel properties. The impairment losses were a result of the properties' fair values being lower than their carrying values. The fair values were determined using Level 2 inputs under authoritative guidance for fair value measurements using updated expected hold periods and marketing efforts and negotiations for the sale of these properties.
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
The operating lease right-of-use assets and liabilities are amortized to ground rent expense over the term of the underlying lease agreements. As of September 30, 2026, the Company's lease liabilities consisted of operating lease liabilities of $335.7 million and finance lease liabilities of $45.0 million. As of December 31, 2025, the Company's lease liabilities consisted of operating lease liabilities of $333.1 million and finance lease liabilities of $44.6 million. The finance lease liabilities are included in accounts payable, accrued expenses and other liabilities on the Company's accompanying consolidated balance sheets.

Note 5. Debt
The Company's debt consisted of the following as of September 30, 2026 and December 31, 2025 (dollars in thousands):

				Balance Outstanding as of
	Interest Rate at September 30, 2026		Maturity Date	September 30, 2026	December 31, 2025
Unsecured revolving credit facilities
Senior unsecured credit facility	—	(1)(2)	October 2028	$—	$—
PHL unsecured credit facility	—	(1)	October 2028	—	—
Unsecured revolving credit facilities				$—	$—
Unsecured term loans
Term Loan 2027	—	(3)	October 2027	—	360,000
Term Loan 2028	5.06%	(1)	January 2028	356,652	356,652
Term Loan 2029	4.83%	(1)	January 2029	185,217	185,217
Term Loan 2031	5.14%	(1)(3)	February 2031	360,000	—
Unsecured term loans principal				$901,869	$901,869
Convertible senior notes
Convertible Notes 2026	1.75%	(5)	December 2026	350,000	350,000
Convertible Notes 2030	1.63%		January 2030	400,000	400,000
Convertible senior notes principal				$750,000	$750,000
Unsecured senior notes principal	6.38%		October 2029	$400,000	$400,000
Mortgage loans
Margaritaville Hollywood Beach Resort	—	(4)	September 2026	—	40,000
Estancia La Jolla Hotel & Spa	5.07%		September 2028	51,479	53,395
Mortgage loans principal				$51,479	$93,395
Total debt principal				$2,103,348	$2,145,264
Unamortized debt premium and deferred financing costs, net				(21,579)	(21,172)
Debt, net				$2,081,769	$2,124,092
______________________
(1)    Borrowings bear interest at floating rates. Interest rate at September 30, 2026 gives effect to interest rate hedges.
(2)    The Company has the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee.
(3)    In February 2026, the Company extended the maturity date of Term Loan 2027 to February 2031 (the extended loan is referred to as Term Loan 2031).
(4)    In February 2026, the Company paid down the remaining loan balance.
(5)    The Company intends to repay the Convertible Notes 2026 at maturity with cash on hand and borrowings under the delayed draw option of Term Loan 2031.

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
On February 11, 2026, the Company amended its Credit Agreement to extend the $360.0 million Term Loan 2027 to mature in February 2031 and to provide for a delayed draw option for the Company to borrow an additional $90.0 million by December 15, 2026 (the extended loan is referred to as Term Loan 2031). The Credit Agreement was also amended to remove the SOFR adjustment from its senior unsecured revolving credit facility and all unsecured term loan facilities. Concurrently, the maturity date of the $48.0 million unextended portion of the senior unsecured revolving credit facility was extended to October 13, 2028.
Unsecured Revolving Credit Facilities
The $650.0 million senior unsecured revolving credit facility provided for in the Credit Agreement matures in October 2028 and provides the Company the option to extend the maturity date for up to two six-month periods, subject to certain terms and conditions and payment of an extension fee. All borrowings under this senior unsecured revolving credit facility bear interest at a rate per annum equal to, at the option of the Company, (i) the Secured Overnight Financing Rate ("SOFR") plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for revolving credit facility loans range in amount from 1.45% to 2.50% for SOFR-based loans and 0.45% to 1.50% for Base Rate-based loans, depending on the Company's leverage ratio. As of September 30, 2026, the Company had no outstanding borrowings, $8.8 million of outstanding letters of credit and a borrowing capacity of $641.2 million remaining on the senior unsecured revolving credit facility. The Company is required to pay an unused commitment fee at an annual rate of 0.20% or 0.30% of the unused portion of the senior unsecured revolving credit facility, depending on the amount of borrowings outstanding. The credit agreement contains certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a maximum percentage of secured debt to total asset value.
Under the terms of the Credit Agreement, one or more standby letters of credit, up to a maximum aggregate outstanding balance of $30.0 million, may be issued on behalf of the Company by the lenders under the senior unsecured revolving facility. The Company pays a fee for outstanding standby letters of credit at a rate per annum equal to the applicable margin based upon the Company's leverage ratio. Any outstanding standby letters of credit reduce the available borrowings on the senior unsecured revolving credit facility by a corresponding amount. Standby letters of credit of $8.8 million and $7.9 million were outstanding as of September 30, 2026 and December 31, 2025, respectively.
As of September 30, 2026, the Company also has a $20.0 million unsecured revolving credit facility (the "PHL Credit Facility") to be used for PHL's working capital and general corporate purposes. On November 27, 2024, PHL amended the agreement governing the PHL Credit Facility to extend the maturity to October 2028. The PHL Credit Facility has substantially similar terms as the Company's senior unsecured revolving credit facility. Borrowings on the PHL Credit Facility bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The PHL Credit Facility is subject to debt covenants substantially similar to the covenants under the Credit Agreement, which governs the Company's senior unsecured revolving credit facility. As of September 30, 2026, the Company had no borrowings under the PHL Credit Facility and had $20.0 million borrowing capacity remaining available under the PHL Credit Facility.
As of September 30, 2026, the Company was in compliance with all debt covenants of the credit agreements that govern the unsecured revolving credit facilities.
Unsecured Term Loan Facilities
The term loan facilities provided for in the Credit Agreement bear interest at a rate per annum equal to, at the option of the Company, (i) SOFR plus a margin that is based upon the Company's leverage ratio or (ii) the Base Rate (as defined by the Credit Agreement) plus a margin that is based on the Company's leverage ratio. The margins for term loans range in amount from 1.40% to 2.45% for SOFR-based loans and 0.40% to 1.45% for Base Rate-based loans, depending on the Company's leverage ratio. The term loans are subject to the debt covenants in the Credit Agreement. As of September 30, 2026, the Company was in compliance with all debt covenants of its term loans.
The Company entered into interest rate swap agreements to fix the SOFR rate on a portion of these unsecured term loan facilities. See Derivative and Hedging Activities for further discussion on the interest rate swaps.

Convertible Senior Notes due 2026
The Company has $350.0 million aggregate principal amount of 1.75% Convertible Senior Notes due December 2026 (the "Convertible Notes 2026") outstanding. The Convertible Notes 2026 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.75% per annum, payable semi-annually in arrears on June 15th and December 15th of each year. As of September 30, 2026 and December 31, 2025, the Convertible Notes 2026 had $0.1 million and $0.4 million, respectively, of unamortized issuance costs outstanding.
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
Convertible Senior Notes due 2030
The Company has $400.0 million aggregate principal amount of 1.625% Convertible Senior Notes due January 2030 (the "Convertible Notes 2030") outstanding. The Convertible Notes 2030 are governed by an indenture between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and bear interest at a rate of 1.625% per annum, payable semi-annually in arrears on January 15th and July 15th of each year. As of September 30, 2026 and December 31, 2025, the Convertible Notes 2030 had $8.0 million and $9.8 million, respectively, of unamortized issuance costs outstanding.
Prior to July 15, 2029, the Convertible Notes 2030 are convertible upon certain circumstances. On and after July 15, 2029, holders may convert any of their Convertible Notes 2030 into the Company's common shares at the applicable conversion rate at any time at their election until two days prior to the maturity date. The initial conversion rate is 62.9129 common shares per $1,000 principal amount of Convertible Notes 2030, which represents an initial conversion price of approximately $15.89 per share. The conversion rate is subject to adjustment in certain circumstances. Upon conversion of the Convertible Notes 2030, the Company will settle the conversion by paying cash up to the aggregate principal amount of the Convertible Notes 2030 to be converted and cash, common shares or a combination of cash and common shares, at the Company's election, with respect to the remainder, if any, of the conversion obligation in excess of the aggregate principal amount. As of September 30, 2026, the Convertible Notes 2030 were not convertible.
Prior to July 20, 2028, the Company may not redeem the Convertible Notes 2030. Holders of the Convertible Notes 2030 may convert their notes at their option at any time prior to the close of business on the business day immediately preceding July 15, 2029 only under the following circumstances: (i) during any fiscal quarter (and only during such fiscal quarter), if the last reported sales price of the Company's common shares for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price in effect on each trading day; (ii) during the five business day period after any five consecutive trading day period (the "Convertible Notes 2030 measurement period") in which the trading price per $1,000 principal amount of notes for each trading day of the Convertible Notes 2030 measurement period was less than 98% of the product of the last reported sales price of the Company's common shares and the conversion rate on each such trading day; (iii) if the Company calls such notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding July 15, 2029; or (iv) upon the occurrence of specified corporate events. On or after July 15, 2029, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their notes at any time, regardless of the foregoing circumstances. The redemption price will be equal to 100% of the principal amount of the convertible notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If certain make-whole fundamental changes occur, the conversion rate for the Convertible Notes 2030 may be increased.

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
Unsecured Senior Notes
On October 3, 2024, the Company issued $400.0 million aggregate principal amount of its 6.375% senior notes due October 15, 2029 (the "Senior Notes 2029"). The indenture governing the Senior Notes 2029 contains covenants that are customary for similar securities and require the Company to maintain total unencumbered assets as of the end of each fiscal quarter of not less than 150% of total unsecured indebtedness calculated on a consolidated basis. As of September 30, 2026, the Company was in compliance with all such covenants.
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
Interest Expense
The components of the Company's interest expense consisted of the following for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Unsecured revolving credit facilities	$565	$508	$1,650	$1,507
Unsecured term loans	11,601	11,010	34,265	32,937
Convertible senior notes	3,156	3,282	9,469	9,845
Unsecured senior notes	6,375	6,404	19,125	19,001
Mortgage loans	672	3,219	2,336	9,573
Amortization of debt (premium) and deferred financing costs, and (gain) loss on debt extinguishment	2,602	(5,204)	8,363	(1,383)
Other	978	961	3,111	3,115
Total interest expense	$25,949	$20,180	$78,319	$74,595
Fair Value
The Company estimates the fair value of its fixed rate mortgage loan and unsecured senior notes by discounting the future cash flows of each instrument at estimated market rates, taking into consideration general market conditions and maturity of the debt with similar credit terms, and is classified within Level 2 of the fair value hierarchy. The Company estimates the fair value of its fixed rate convertible senior notes using public market prices and is classified within Level 1 of the fair value hierarchy. The estimated fair value of the Company's fixed rate debt (unsecured senior notes, convertible senior notes and the Estancia mortgage loan) as of September 30, 2026 and December 31, 2025 was $1.3 billion and $1.2 billion, respectively. The fair value of the Company's variable rate debt approximates its carrying value.

Future Minimum Principal Payments
As of September 30, 2026, the future minimum principal payments for the Company's debt are as follows (in thousands):

2026	$350,586
2027	2,439
2028	405,106
2029	585,217
2030	400,000
Thereafter	360,000
Total debt principal payments	$2,103,348
Unamortized debt premium and deferred financing costs, net	(21,579)
Debt, net	$2,081,769
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
The Company's interest rate swaps at September 30, 2026 and December 31, 2025 consisted of the following, by maturity date (dollars in thousands):

			Aggregate Notional Value as of
Hedge Type	Interest Rate Range (SOFR)	Maturity	September 30, 2026	December 31, 2025
Swap-cash flow	3.02% - 3.03%	October 2026	$200,000	$200,000
Swap-cash flow	3.29%	October 2027	165,000	165,000
Swap-cash flow	3.34%	November 2027	200,000	200,000
Swap-cash flow	3.28% - 3.29%	March 2028	200,000	—
Swap-cash flow	3.54% - 3.55%	May 2028	100,000	100,000
Total			$865,000	$665,000
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
As of September 30, 2026 and December 31, 2025, the Company's interest rate swap assets had an aggregate fair value of $9.3 million and $0.7 million, respectively. As of September 30, 2026 and December 31, 2025, the Company's interest rate swap liabilities had an aggregate fair value of zero and $0.9 million, respectively. Interest rate swap assets are included in prepaid expenses and other assets and interest rate swap liabilities are included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company expects to reclassify approximately $7.1 million from accumulated other comprehensive income (loss) to interest expense within the next 12 months.

Note 6. Revenue
The Company presents revenue on a disaggregated basis in the accompanying consolidated statements of operations and comprehensive income. The following table presents revenues by geographic location for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
San Diego, CA	$103,135	$96,543	$277,768	$258,454
Boston, MA	81,501	76,824	208,719	204,553
Southern Florida/Georgia	48,479	46,614	214,256	203,020
Los Angeles, CA	43,524	44,565	130,309	123,492
San Francisco, CA	43,001	38,428	131,458	109,478
Portland, OR	25,231	25,751	60,453	60,129
Washington, D.C.	14,204	13,495	45,238	48,920
Other(1)	43,670	56,503	87,342	118,480
Total Revenues	$402,745	$398,723	$1,155,543	$1,126,526
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
During the nine months ended September 30, 2026, the Company repurchased 2,095,747 common shares for an aggregate purchase price of $33.7 million, or an average of approximately $16.10 per share. As of September 30, 2026, $116.3 million of common shares remained available for repurchase under this program.
Common Dividends
The Company declared the following dividends on common shares/units for the nine months ended September 30, 2026:

Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
$0.01	March 31, 2026	March 31, 2026	April 15, 2026
$0.01	June 30, 2026	June 30, 2026	July 15, 2026
$0.01	September 30, 2026	September 30, 2026	October 15, 2026
Preferred Shares
The Company is authorized to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share ("preferred shares").

The following preferred shares were outstanding as of September 30, 2026 and December 31, 2025:

Security Type	September 30, 2026	December 31, 2025
6.375% Series E	3,976,791	4,265,374
6.30% Series F	5,622,908	5,890,475
6.375% Series G	8,386,677	9,085,949
5.70% Series H	7,219,484	7,827,164
	25,205,860	27,068,962
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
During the nine months ended September 30, 2026, the Company repurchased and retired 1,863,102 Preferred Shares for an aggregate purchase price of $35.8 million, or an average of approximately $19.23 per share under the 2023 Preferred Share Repurchase Program. This includes 1,347,614 Preferred Shares received as partial consideration for the sale of Chamberlain West Hollywood Hotel and 515,488 Preferred Shares repurchased in the market. As of September 30, 2026, $38.3 million remained available for repurchase of Preferred Shares under the 2023 Preferred Share Repurchase Program.
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

Preferred Dividends
The Company declared the following dividends on preferred shares for the nine months ended September 30, 2026:

Security Type	Dividend per Share/Unit	For the Quarter Ended	Record Date	Payable Date
6.375% Series E	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
6.375% Series E	$0.40	June 30, 2026	June 30, 2026	July 15, 2026
6.375% Series E	$0.40	September 30, 2026	September 30, 2026	October 15, 2026
6.30% Series F	$0.39	March 31, 2026	March 31, 2026	April 15, 2026
6.30% Series F	$0.39	June 30, 2026	June 30, 2026	July 15, 2026
6.30% Series F	$0.39	September 30, 2026	September 30, 2026	October 15, 2026
6.375% Series G	$0.40	March 31, 2026	March 31, 2026	April 15, 2026
6.375% Series G	$0.40	June 30, 2026	June 30, 2026	July 15, 2026
6.375% Series G	$0.40	September 30, 2026	September 30, 2026	October 15, 2026
5.70% Series H	$0.36	March 31, 2026	March 31, 2026	April 15, 2026
5.70% Series H	$0.36	June 30, 2026	June 30, 2026	July 15, 2026
5.70% Series H	$0.36	September 30, 2026	September 30, 2026	October 15, 2026
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
On May 11, 2022, in connection with the acquisition of Inn on Fifth in Naples, Florida, the Company issued 16,291 OP units. In July 2026, these OP units were redeemed for cash. As of September 30, 2026 and December 31, 2025, the Operating Partnership had zero and 16,291 OP units, respectively, held by third parties.
As of September 30, 2026, the Operating Partnership also had two classes of long-term incentive partnership units ("LTIP units"), LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
On February 7, 2025, the Board of Trustees granted time-vesting restricted awards of 159,594 LTIP Class B units to executive officers.
On February 5, 2026, the Board of Trustees granted time-vesting restricted awards of 183,587 LTIP Class B units to executive officers.
As of September 30, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described above.
Non-controlling Interest of Preferred Units in Operating Partnership
On May 11, 2022, the Company issued 3,104,400 preferred units in the Operating Partnership, designated as 6.0% Series Z Cumulative Perpetual Preferred Units ("Series Z Preferred Units"). The Series Z Preferred Units rank senior to the OP units and on parity with the Operating Partnership's Series E, Series F, Series G and Series H Preferred Units. Holders of Series Z Preferred Units are entitled to receive quarterly distributions at an annual rate of 6.0% of the liquidation preference value of $25.00 per share. Holders of Series Z Preferred Units may elect to redeem some or all of their units for, at the Company's election, cash or a like number of Preferred Shares of a series selected by the redeeming holder.
As of September 30, 2026 and December 31, 2025, the Operating Partnership had 3,104,400 Series Z Preferred Units outstanding.

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
As of September 30, 2026, there were 3,463,261 common shares available for issuance under the Plan.
Service Condition Share Awards
From time to time, the Company awards restricted common shares under the Plan to officers, employees and new members of the Board of Trustees. These shares generally vest over three to five years based on continued service or employment. The following table provides a summary of service condition restricted share activity for the nine months ended September 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	399,625	$15.28
Granted	206,644	$11.92
Vested	(215,397)	$16.47
Unvested at September 30, 2026	390,872	$12.85
For the three and nine months ended September 30, 2026, the Company recognized approximately $0.6 million and $1.7 million, respectively, of share-based compensation expense related to these awards as presented in the accompanying consolidated statements of operations and comprehensive income.
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
For the three and nine months ended September 30, 2026, the Company recognized approximately $1.4 million and $4.1 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
For the three and nine months ended September 30, 2025, the Company recognized approximately $1.5 million and $4.3 million, respectively, of share-based compensation expense related to these performance-based equity awards as presented in the accompanying consolidated statements of operations and comprehensive income.
Long-Term Incentive Partnership Units
As of September 30, 2026, the Operating Partnership had two classes of LTIP units, LTIP Class A units and LTIP Class B units. All of the outstanding LTIP units are held by officers of the Company.
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
As of September 30, 2026, the Operating Partnership had 1,338,018 LTIP units outstanding, of which 1,002,586 LTIP units have vested. As of December 31, 2025, the Operating Partnership had 1,154,431 LTIP units outstanding, of which 710,156 LTIP units have vested. Only vested LTIP units may be converted to OP units, which in turn can be tendered for redemption as described in Note 7. Equity.

For the three and nine months ended September 30, 2026, the Company recognized approximately $0.6 million and $1.6 million, respectively, in expense related to these LTIP units. The aggregate expense related to the LTIP unit grants is presented as non-controlling interest in the Company's accompanying consolidated balance sheets.
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
Note 10. Earnings (Loss) Per Share
The following is a reconciliation of basic and diluted earnings (loss) per common share (in thousands, except share and per-share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(63,081)	$(43,366)	$(72,123)	$(79,520)
Less: Dividends paid on unvested share-based compensation	(7)	(9)	(22)	(26)
Net income (loss) available to common shareholders — basic and diluted	$(63,088)	$(43,375)	$(72,145)	$(79,546)
Denominator:
Weighted-average number of common shares — basic and diluted	112,170,743	117,555,628	112,743,575	118,304,722
Net income (loss) per share available to common shareholders — basic and diluted	$(0.56)	$(0.37)	$(0.64)	$(0.67)
For the three and nine months ended September 30, 2026, 1,453,904 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2025, 1,391,462 of unvested service condition restricted shares and performance-based equity awards were excluded from diluted weighted-average number of common shares, as their effect would have been anti-dilutive.
For the three and nine months ended September 30, 2026, 13,739,215 of common shares underlying the Convertible Notes 2026 were excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2026, 3,496,688 of common shares underlying the Convertible Notes 2030 were excluded from diluted shares as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2025, 13,739,215 of common shares underlying the Convertible Notes 2026 were excluded from diluted shares as their effect would have been anti-dilutive.
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
For the three and nine months ended September 30, 2026, combined base and incentive management fees were $10.9 million and $30.4 million, respectively. For the three and nine months ended September 30, 2025, combined base and incentive management fees were $11.4 million and $30.2 million, respectively. Base and incentive management fees are included in other direct and indirect expenses in the Company's accompanying consolidated statements of operations and comprehensive income.
Reserve Funds
Certain of the Company's agreements with its hotel managers, franchisors, ground lessors and lenders have provisions for the Company to provide funds, typically 4.0% of hotel revenues, sufficient to cover the cost of (a) certain non-routine repairs and maintenance to the hotels and (b) replacements and renewals to the hotels' furniture, fixtures and equipment.
Restricted Cash
At September 30, 2026 and December 31, 2025, the Company had $10.4 million and $12.0 million, respectively, in restricted cash, which consisted of funds held in cash management accounts held by a lender, reserves for replacement of furniture and fixtures, and reserves to pay for real estate taxes, ground rent or property insurance under certain hotel management agreements or loan agreements.

Long-Term Property Operating and Finance Leases
At September 30, 2026, the following hotels were subject to leases as follows:

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
The components of ground rent expense for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Fixed ground rent	$5,200	$5,017	$15,556	$14,652
Variable ground rent	6,497	5,759	17,040	15,073
Total ground rent	$11,697	$10,776	$32,596	$29,725
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

Note 12. Supplemental Information to Statements of Cash Flows (in thousands)

	For the nine months ended September 30,
	2026	2025

Interest paid, net of capitalized interest	$62,064	$68,342
Income taxes paid (refunded)	$3,016	$955

Non-Cash Investing and Financing Activities:
Distributions payable on common shares/units	$1,202	$1,222
Distributions payable on preferred shares/units	$9,775	$10,581
Issuance of common shares for Board of Trustees compensation	$902	$745
Accrued additions and improvements to hotel properties	$970	$472
Write-off of fully amortized deferred financing costs	$2,459	$3,191
Write-down of investment	$1,639	$3,900
Preferred shares received in connection with hotel sale	$25,865	$—
Note 13. Operating Segment Information
The following table presents the Company's segment hotel revenues, Hotel EBITDA, including significant hotel expenses and its reconciliation to net income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Total revenues	$402,745	$398,723	$1,155,543	$1,126,526
Less: Corporate and other revenues	280	259	760	846
Hotel revenues	402,465	398,464	1,154,783	1,125,680
Significant hotel expenses:
Room expenses	68,344	70,434	192,695	196,689
Food and beverage expenses	70,632	71,011	208,477	208,237
Hotel general and administrative	30,955	31,391	91,190	92,081
Hotel sales and marketing	24,540	24,631	72,570	72,669
Hotel operations and maintenance	33,391	32,733	95,772	94,628
Hotel management fee	10,922	11,748	30,400	31,333
Hotel real estate taxes, personal property taxes, property insurance and ground rent	32,171	35,616	98,161	102,726
Other segment items (1)	16,269	15,512	44,256	40,123
Hotel EBITDA	115,241	105,388	321,262	287,194
Depreciation and amortization	(51,717)	(57,602)	(155,795)	(172,790)
Interest expense	(25,949)	(20,180)	(78,319)	(74,595)
Impairment	(77,329)	(46,497)	(86,129)	(46,497)
Business interruption insurance income and gain on insurance settlement	—	3,874	—	11,419
Income tax (expense) benefit	(3,173)	(3,002)	(10,872)	(7,652)
Corporate and other (2)	(11,659)	(14,334)	(38,256)	(42,327)
Net income (loss)	$(54,586)	$(32,353)	$(48,109)	$(45,248)
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

Overview
Third quarter operating results remained strong and exceeded our outlook. Both business and leisure demand drove broad-based growth. Our resort properties drove the portfolio growth, and strong out-of-room spend delivered robust profitability. Urban properties performed well too, with strong demand throughout the quarter. San Francisco, Chicago, Los Angeles, Boston and Washington, D.C. benefitted from healthy RevPAR increases. Pricing power strengthened across our portfolio and our continued focus on operating efficiency initiatives contributed to stronger earnings growth. Despite the uncertain macroeconomic environment, the economy has been resilient which is positive for the travel sector.
During the nine months ended September 30, 2026, we had the following transactions and events:
•We amended our senior unsecured revolving credit facility and unsecured term loan facilities to extend the $360.0 million Term Loan 2027 to mature in February 2031, which loan we now refer to as Term Loan 2031. Term Loan 2031 provides for a delayed draw option to borrow an additional $90.0 million by December 15, 2026. We also extended the maturity date of the $48.0 million unextended portion of the senior unsecured revolving credit facility to October 2028.
•We repaid the remaining $40.0 million mortgage loan on Margaritaville Hollywood Beach Resort.
•We repurchased 2,095,747 common shares for an aggregate purchase price of $33.7 million, or an average of approximately $16.10 per share, under our common share repurchase program.
•We repurchased 1,863,102 preferred shares for an aggregate purchase price of $35.8 million, or an average of approximately $19.23 per share, under our preferred share repurchase program.
•We sold the Chamberlain West Hollywood Hotel for $43.5 million.
•We entered into a purchase and sale agreement to sell The Hotel Zags for $10.0 million and the property was classified as held for sale as of September 30, 2026. Closing on the sale was completed on October 8, 2026.
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
Hotel Operating Statistics
The following table represents the key same-property hotel operating statistics for our hotels for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Same-Property Occupancy	80.6%	79.6%	76.2%	73.6%
Same-Property ADR	$318.52	$297.56	$320.32	$305.12
Same-Property RevPAR	$256.66	$236.96	$244.01	$224.58
Same-Property Total RevPAR	$398.11	$372.25	$383.13	$357.80
For the three and nine months ended September 30, 2026 and 2025, the above table of hotel operating statistics includes information from all hotels owned as of September 30, 2026 and includes Chamberlain West Hollywood Hotel for the first quarter only due to its sale in May 2026.

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
The following table reconciles net income (loss) to FFO, FFO available to common share and unit holders and Adjusted FFO available to common share and unit holders for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(54,586)	$(32,353)	$(48,109)	$(45,248)
Adjustments:
Real estate depreciation and amortization	51,662	57,544	155,628	172,615
Impairment	77,329	46,497	86,129	46,497
FFO	$74,405	$71,688	$193,648	$173,864
Distribution to preferred shareholders and unit holders	(10,889)	(11,776)	(33,563)	(35,367)
Repurchase of preferred shares	1,617	312	8,616	312
FFO available to common share and unit holders	$65,133	$60,224	$168,701	$138,809
Transaction costs	53	37	113	94
Non-cash ground rent on operating and finance leases	1,709	1,788	5,140	5,450
Management/franchise contract transition costs	—	—	130	5
Interest expense adjustment for acquired liabilities	165	156	674	717
Finance lease adjustment	767	760	2,300	2,273
Non-cash amortization of acquired intangibles	(45)	(453)	(146)	(1,390)
Gain on insurance settlement	—	(1,820)	—	(1,820)
Early extinguishment of debt	—	(7,385)	627	(7,385)
Amortization of share-based compensation expense	2,563	3,521	7,432	10,262
Repurchase of preferred shares	(1,617)	(312)	(8,616)	(312)
Deferred tax provision (benefit)	2,832	2,406	8,056	5,740
Unrealized loss on investment	—	1,238	1,639	3,900
Adjusted FFO available to common share and unit holders	$71,560	$60,160	$186,050	$156,343

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
The following table reconciles net income (loss) to EBITDA, EBITDAre, Adjusted EBITDAre and Hotel EBITDA for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(54,586)	$(32,353)	$(48,109)	$(45,248)
Adjustments:
Interest expense	25,949	20,180	78,319	74,595
Income tax expense (benefit)	3,173	3,002	10,872	7,652
Depreciation and amortization	51,717	57,602	155,795	172,790
EBITDA	$26,253	$48,431	$196,877	$209,789
Impairment	77,329	46,497	86,129	46,497
EBITDAre	$103,582	$94,928	$283,006	$256,286
Transaction costs	53	37	113	94
Non-cash ground rent on operating and finance leases	1,709	1,788	5,140	5,450
Management/franchise contract transition costs	—	—	130	5
Non-cash amortization of acquired intangibles	(45)	(453)	(146)	(1,390)
Gain on insurance settlement	—	(1,820)	—	(1,820)
Amortization of share-based compensation expense	2,563	3,521	7,432	10,262
Unrealized loss on investment	—	1,238	1,639	3,900
Adjusted EBITDAre	$107,862	$99,239	$297,314	$272,787
Business interruption insurance income	—	(2,054)	—	(9,599)
Corporate general and administrative and other	7,379	8,203	23,948	24,006
Hotel EBITDA	$115,241	$105,388	$321,262	$287,194
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
Results of Operations
At September 30, 2026 and 2025, our consolidated financial statements included the operations of 43 and 46 hotel properties, respectively, which have been included in our results of operations during the respective periods since their dates of acquisition or through their dates of disposition. Based on when a property was acquired or disposed of, operating results for certain properties are not comparable for the three and nine months ended September 30, 2026 and 2025. The properties listed in the table below are hereinafter referred to as "non-comparable properties" and all other properties are referred to as "comparable properties".

Property	Location	Disposition Date
Montrose at Beverly Hills	Los Angeles, CA	November 19, 2025
The Westin Michigan Avenue Chicago	Chicago, IL	December 3, 2025
Chamberlain West Hollywood Hotel	Los Angeles, CA	May 27, 2026

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025
Revenues — Total revenues increased by $4.0 million primarily due to an increase in revenues as a result of continued corporate and leisure demand at our properties. The increased demand resulted in a strong increase in ADR. Revenue was strong in several of our urban markets including Boston, Los Angeles and San Francisco in addition to Paradise Point Resort & Spa, Estancia La Jolla Hotel & Spa and Newport Harbor Island Resort. These increases were offset by a $23.1 million decrease in revenues from our non-comparable properties.
Hotel operating expenses — Total hotel operating expenses decreased by $2.3 million primarily as a result of the sales of our non-comparable properties, partially offset by an increase in costs at our comparable properties associated with higher revenues.
Depreciation and amortization — Depreciation and amortization expense decreased by $5.9 million primarily due to the sales of our non-comparable properties and lower capital expenditures in 2025 and 2026.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $3.2 million primarily due to a decrease in real estate taxes at our non-comparable properties and reductions resulting from assessment appeals and a decrease in property insurance costs, partially offset by higher percentage ground rent resulting from higher revenues at properties subject to ground leases.
Impairment — We recognized an impairment loss of $77.3 million in 2026 related to three hotels. We recognized an impairment loss of $46.5 million in 2025 related to three hotels.
Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2025 related to the settlement or partial settlements of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton. There was no business interruption insurance income or gain on insurance settlement in 2026.
Interest expense — Interest expense increased by $5.8 million primarily due to a gain on debt extinguishment in the third quarter of 2025 as a result of repurchasing a portion of our convertible debt at a discount. This increase was partially offset by lower borrowings as a result of paying down debt in conjunction with property sales.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to third-party OP unit holders and preferred OP unit holders.
Repurchase of preferred shares — Repurchase of preferred shares represents the preferred share issuance costs offset by the repurchase discount. In 2026, we repurchased 376,064 preferred shares under our preferred share repurchase program at a discount to the redemption value. The discount, net of the issuance costs associated with the preferred shares repurchased, is included in the determination of net income (loss) attributable to common shareholders.
Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025
Revenues — Total revenues increased by $29.0 million primarily due to an increase in revenues as a result of continued corporate and leisure demand at our properties. The increased demand resulted in a strong increase in ADR. In addition, revenues increased at our Los Angeles properties, which were negatively impacted in 2025 by the wildfires, and an increase in revenues at our San Francisco properties due to the continued recovery of business travel as well as the Super Bowl. Many of our resort properties had increases in revenues, primarily Paradise Point Resort & Spa, Estancia La Jolla Hotel & Spa, LaPlaya Beach Resort & Club and Newport Harbor Island Resort. These increases were partially offset by a $49.1 million decrease in revenues from our non-comparable properties and a decline in revenues at the Washington, D.C. properties resulting from the presidential inauguration occurring only in 2025.
Hotel operating expenses — Total hotel operating expenses increased by $1.3 million primarily as a result of higher revenues as described above, which was offset by a decrease in hotel operating expenses associated with our non-comparable properties.
Depreciation and amortization — Depreciation and amortization expense decreased by $17.0 million primarily due to the sales of our non-comparable properties and lower capital expenditures in 2025 and 2026.
Real estate taxes, personal property taxes, property insurance and ground rent — Real estate taxes, personal property taxes, property insurance and ground rent decreased by $5.4 million primarily due to a decrease in real estate taxes at our non-comparable properties and reductions resulting from assessment appeals and a decrease in property insurance costs, partially offset by higher percentage ground rent resulting from higher revenues at properties subject to ground leases.
General and administrative — General and administrative expenses decreased by $2.1 million primarily due to a decrease in non-cash compensation expense. General and administrative expenses consist of employee compensation costs, legal and professional fees, insurance and other expenses.
Impairment — We recognized an impairment loss of $86.1 million in 2026 related to four hotels. We recognized an impairment loss of $46.5 million in 2025 related to three hotels.

Business interruption insurance income and gain on insurance settlement — We recognized business interruption insurance income and gain on insurance settlement in 2025 related to the settlement or partial settlements of property damage, business interruption and other costs sustained at LaPlaya Beach Resort & Club resulting from Hurricanes Helene and Milton. There was no business interruption insurance income or gain on insurance settlement in 2026.
Interest expense — Interest expense increased by $3.7 million primarily due to a gain on debt extinguishment in the third quarter of 2025 as a result of repurchasing a portion of our convertible debt at a discount. This increase was partially offset by lower borrowings as a result of paying down debt in conjunction with property sales.
Income tax (expense) benefit — Income tax expense increased by $3.2 million primarily due to an increase in the taxable income of our TRS compared to the same period in the prior year.
Non-controlling interests — Non-controlling interests represent the allocation of income or loss of the Operating Partnership to third-party OP unit holders and preferred OP unit holders.
Repurchase of preferred shares — Repurchase of preferred shares represents the preferred share issuance costs offset by the repurchase discount. In 2026, we repurchased 1,863,102 preferred shares under our preferred share repurchase program at a discount to the redemption value. The discount, net of the issuance costs associated with the preferred shares repurchased, is included in the determination of net income (loss) attributable to common shareholders.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by our operations, borrowings under our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our primary cash requirements in the short term (i.e., those requiring cash on or before September 30, 2027) will be to fund property lease obligations, interest and current principal on debt, capital improvements, dividends on common and preferred shares, and working capital of our property operations. We believe our cash and cash equivalents, restricted cash and the amount available on our senior unsecured revolving credit facility, which totaled $939.1 million as of September 30, 2026, along with cash generated from ongoing operations will be sufficient to satisfy our short-term cash requirements. As of September 30, 2026, we had no off-balance sheet arrangements.
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

Debt
Our outstanding debt consisted of floating- and fixed-rate unsecured term loans, convertible senior notes, unsecured senior notes and a mortgage loan with varying maturities. Our total debt had an aggregate face value of $2.1 billion as of September 30, 2026, as summarized below:

September 30, 2026
(in thousands)
Unsecured revolving credit facilities	$—
Unsecured term loans	901,869
Convertible senior notes	750,000
Unsecured senior notes	400,000
Mortgage loan	51,479
Total debt at face value	$2,103,348
For further discussion on the components of our debt, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We expect that future principal and interest payments associated with our remaining debt obligations outstanding as of September 30, 2026 will be $2.4 billion through their maturity, with $352.4 million of principal and $85.5 million of interest payable on or before September 30, 2027. We intend to pay amounts due with available cash, borrowings under our revolving credit facility or proceeds from property sales or to refinance amounts due with long-term debt.
We are in compliance with all covenants governing our existing credit facilities, term loans, senior note facilities and mortgage loan.
Our mortgage loan contains customary provisions regarding events of default, as well as customary cash management, cash trap and lockbox provisions. Cash trap provisions may be triggered if the hotel's performance is below a certain threshold. Once triggered, all of the cash flow generated by the hotel is deposited directly into lockbox accounts and then swept into cash management accounts for the benefit of our lender. As of September 30, 2026, the mortgage loan was not in a cash trap.
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
Future fixed minimum payments associated with our hotel, ground and finance leases total $1.9 billion as of September 30, 2026, with $24.8 million payable on or before September 30, 2027.
Purchase commitments
As of September 30, 2026, we had $3.2 million of outstanding purchase commitments, all of which will be paid on or before September 30, 2027. These purchase commitments represent outstanding purchase orders and contracts that have been executed for capital and renovation projects at our properties. See Capital Investments (below) for discussion on planned capital investments.
Preferred share dividends and Series Z distributions
We expect to pay aggregate annual dividends and distributions of approximately $43.5 million on our outstanding Series E, Series F, Series G and Series H Cumulative Redeemable Preferred Shares and Series Z Cumulative Perpetual Preferred Units on or before September 30, 2027 and in future years until the shares/units are redeemed. For further discussion on our preferred shares and preferred units, see Note 7. Equity to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Sources and Uses of Cash
Our principal sources of cash are cash from operations, draws on our credit facilities, net proceeds from equity and debt offerings, and net proceeds from property sales. Our principal uses of cash are asset acquisitions, debt service payments, the redemption of equity securities, capital investments, operating costs, corporate expenses and dividends.
Operating Activities. Our net cash provided by operating activities was $255.3 million for the nine months ended September 30, 2026 and $218.5 million for the nine months ended September 30, 2025. Fluctuations in our net cash provided by (used in) operating activities are primarily the result of changes in hotel revenues, operating cash requirements and corporate expenses.

Investing Activities. Our net cash used in investing activities was $21.2 million for the nine months ended September 30, 2026 and $66.0 million for the nine months ended September 30, 2025. Fluctuations in our net cash provided by (used in) investing activities are primarily the result of disposition activities, as well as capital improvements and additions to our properties.
•During the nine months ended September 30, 2026, we invested $40.2 million in improvements to our hotel properties, received $16.1 million in proceeds from the sale of Chamberlain West Hollywood Hotel and received $3.2 million in property insurance proceeds.
•During the nine months ended September 30, 2025, we invested $70.7 million in improvements to our hotel properties and received $5.3 million in property insurance proceeds.
Financing Activities. Our net cash used in financing activities was $132.4 million for the nine months ended September 30, 2026 and $138.0 million for the nine months ended September 30, 2025. Fluctuations in our net cash provided by (used in) financing activities are primarily the result of our issuance and repurchase of debt and equity securities and distributions paid on our preferred and common shares.
•During the nine months ended September 30, 2026, we borrowed $360.0 million and repaid $401.9 million of debt, repurchased $34.7 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, repurchased $9.7 million of preferred shares through our preferred share repurchase program, paid $7.0 million in deferred financing costs and paid $37.6 million in preferred and common distributions.
•During the nine months ended September 30, 2025, we issued $400.0 million of debt, repaid $393.6 million of debt, purchased $27.2 million of capped calls, repurchased $65.6 million of common shares through our common share repurchase program and for tax withholding purposes in connection with vestings of share-based equity awards, repurchased $1.1 million of preferred shares through our preferred share repurchase program, paid $10.3 million in deferred financing costs and paid $39.0 million in preferred and common distributions.
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
For the nine months ended September 30, 2026, we invested $40.2 million in capital investments to reposition and/or improve our properties, including the capital maintenance projects and renovations at Chaminade Resort & Spa.
Depending on market conditions, and in some instances subject to approval from governmental authorities, we expect to invest a total of $60.0 million to $70.0 million in capital investments in 2026, which includes normal hotel capital refurbishments and repositioning projects at Paradise Point Resort & Spa and Chaminade Resort & Spa.
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
During the nine months ended September 30, 2026, we repurchased 2,095,747 common shares for an aggregate purchase price of $33.7 million, or an average of approximately $16.10 per share. As of September 30, 2026, $116.3 million of common shares remained available for repurchase under this program.

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
During the nine months ended September 30, 2026, we repurchased and retired 1,863,102 preferred shares for an aggregate purchase price of $35.8 million, or an average of approximately $19.23 per share under the 2023 Preferred Share Repurchase Program. This includes 1,347,614 preferred shares received as partial consideration for the sale of Chamberlain West Hollywood Hotel and 515,488 preferred shares repurchased in the market. As of September 30, 2026, $38.3 million remained available for repurchase of Preferred Shares under the 2023 Preferred Share Repurchase Program.
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
As of September 30, 2026, we have interest rate swap agreements with an aggregate notional amount of $865.0 million to hedge variable interest rates on our unsecured term loans. We have designated these pay-fixed, receive-floating interest rate swap derivatives as cash flow hedges. For a further discussion of our derivative instruments, see Note 5. Debt to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
As of September 30, 2026, $36.9 million of our aggregate indebtedness (1.8% of total indebtedness) was subject to variable interest rates, excluding amounts outstanding under the term loan facilities that have been effectively swapped into fixed rates. If interest rates on our unhedged variable rate debt increase or decrease by 0.1 percent, our annual interest expense will increase or decrease by an immaterial amount.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Common Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	333,883	$18.25	333,883	$—
September 1, 2026 - September 30, 2026	817,412	$18.08	817,412	$—
Total	1,151,295	$18.13	1,151,295	$116.3
______________________
(1)     On October 21, 2025, our Board of Trustees authorized a common share repurchase program of up to $150.0 million of common shares. Under this program, we may repurchase common shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time.
Preferred Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$—
August 1, 2026 - August 31, 2026	105,425	$19.09	105,425	$—
September 1, 2026 - September 30, 2026	270,639	$19.31	270,639	$—
Total	376,064	$19.25	376,064	$38.3
______________________
(1)     On February 17, 2023, our Board of Trustees authorized a share repurchase program of up to $100.0 million of our outstanding preferred shares. Under this program, we may repurchase up to an aggregate of $100.0 million of our 6.375% Series E Cumulative Redeemable Preferred Shares, 6.30% Series F Cumulative Redeemable Preferred Shares, 6.375% Series G Cumulative Redeemable Preferred Shares and 5.70% Series H Cumulative Redeemable Preferred Shares from time to time in transactions on the open market or by private agreement. We may suspend or discontinue this program at any time. The amount in this column does not include the approximate dollar value of preferred shares that may yet be purchased under the $50.0 million preferred share repurchase program, authorized by our Board of Trustees on July 24, 2026, that will commence upon the completion of the $100.0 million preferred share repurchase program.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended September 30, 2026, none of our officers or trustees adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Declaration of Trust of Pebblebrook Hotel Trust, as amended and supplemented through June 1, 2026 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Quarterly Report on Form 10-Q filed with the SEC on July 29, 2026 (File No. 001-34571)).
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

3.5	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 12, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8‑K filed with the SEC on May 12, 2021 (File No. 001‑34571)).
3.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of July 23, 2021 (incorporated by reference to Exhibit 3.2 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on July 27, 2021 (File No. 001-34571)).
3.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Pebblebrook Hotel, L.P., dated as of May 11, 2022 (incorporated by reference to Exhibit 3.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on May 12, 2022 (File No. 001-34571)).
4.1	Indenture, dated December 15, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on December 16, 2020 (File No. 001-34571)).
4.2	Second Supplemental Indenture, dated September 18, 2025, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.3	Form of 1.625% Convertible Senior Notes Due 2030 (attached as Exhibit A to the Second Supplemental Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on September 22, 2025 (File No. 001-34571)).
4.4	Indenture, dated October 3, 2024, among Pebblebrook Hotel, L.P., PEB Finance Corp., Pebblebrook Hotel Trust, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
4.5	Form of 6.375% Senior Notes due 2029 (attached as Exhibit A to the Indenture incorporated by reference to Exhibit 4.1 to Pebblebrook Hotel Trust's Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-34571)).
31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.(1)
101.SCH	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)(1)

†	Filed herewith.
††	Furnished herewith.
'(1)	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; (v) Notes to Consolidated Financial Statements; and (vi) Cover Page (in connection with Exhibit 104).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEBBLEBROOK HOTEL TRUST

Date:	October 29, 2026	/s/ JON E. BORTZ
Jon E. Bortz
Chief Executive Officer and Chairman of the Board